Form 10QSB
period 2007-05-31
FRESH IDEAS MEDIA INC
filed 2007-07-16
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2007

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to __________

 Commission file number 333-132252

 FRESH IDEAS MEDIA, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	20-2574314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6521 Ocaso Drive, Castle Rock, Colorado 80108
(Address of principal executive offices)

(303) 814-0076
(Issuer’s telephone number)

_____________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☑

The issuer had 1,507,000 shares of common stock, $0.001 par value per share, outstanding as of July 13, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes  No ☑

FRESH IDEAS MEDIA, INC.

TABLE OF CONTENTS

PAGE NO.
PART I - FINANCIAL INFORMATION	3.

Item 1. Financial Statements	3.

Consolidated Balance Sheet at May 31, 2007 (Unaudited)	3.

Consolidated Statements of Operations	4.
Periods Ended May 31, 2007 and 2006 (Unaudited)

Consolidated Statements of Cash Flows	5.
Periods Ended May 31, 2007 and 2006 (Unaudited)

Notes to Consolidated Financial Statements	7.

Item 2. Management’s Discussion and Analysis or Plan of Operation	9.

Item 3. Controls and Procedures	14.

PART II - OTHER INFORMATION	14.

Item 1. Legal Proceedings	14.

Item 6. Exhibits	14.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2007

Fresh Ideas Media, Inc.
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	3
Consolidated statements of operation	4
Consolidated statements of cash flows	5
Notes to consolidated financial statements	7

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

May 31, 2007
ASSETS

Current assets
Cash	$33,489
Sub-license accounts receivable - current portion	7,000
Deferred license expense - current portion	3,000
Total current assets	43,489

Sub-license accounts receivable	8,000
Deferred license expense	14,654
22,654

Total Assets	$66,143

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,525
Notes payable - related party	13,000
Accrued interest - related party	666
License account payable - related party	6,500
Unearned revenue - current	4,535
Total current liabilities	27,226

Unearned revenue	18,140
18,140

Total Liabilities	45,366

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
95,000,000 shares authorized;
1,507,000 shares issued and outstanding	1,507
Additional paid in capital	86,868
Accumulated deficit	(67,598)

Total Stockholders' Equity	20,777

Total Liabilities and Stockholders' Equity	$66,143

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

Product revenue	$-	$-	$-	$-	$10,100
Cost of goods sold					10,000
Net product revenue	-	-	-	-	100

License sales	1,500	1,398	3,000	2,640	9,474
Total revenues	1,500	1,398	3,000	2,640	9,574

Operating expenses:
Amortized license	1,500	1,500	3,000	3,000	12,571
General and administrative	4,839	27,180	14,344	36,663	63,838
	6,339	28,680	17,344	39,663	76,409

Gain (loss) from operations	(4,839)	(27,282)	(14,344)	(37,023)	(66,835)

Other income (expense):
Other income		1,851		1,851	1,851
Interest expense	(200)	(262)	(325)	(525)	(1,902)
	(200)	1,589	(325)	1,326	(51)

Income (loss) before
provision for income taxes	(5,039)	(25,693)	(14,669)	(35,697)	(66,886)

Provision for income tax	-	-	-	-	712

Net income (loss)	$(5,039)	$(25,693)	$(14,669)	$(35,697)	$(67,598)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of
common shares outstanding	706,000	946,667	706,000	826,333

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Feb. 22, 2005
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	To
	May 31, 2006	May 31, 2007	May 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(14,669)	$(35,697)	$(67,598)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable		(2,000)	(15,000)
Deferred receivable	712
Deferred license expense	3,000	3,000	(17,654)
Accounts payable			2,525
License account payable - related party			6,500
Accrued interest	325	(711)	666
Income taxes payable	(712)
Unearned revenue	(3,000)	(491)	22,675
Compensatory stock issuances			1,500
Deposits held	10,100
Net cash provided by (used for)
operating activities	(4,244)	(35,899)	(66,386)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Feb. 22, 2005
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	To
	May 31, 2006	May 31, 2007	May 31, 2007

Cash Flows From Financing Activities:
Sales of common stock		80,075	86,875
Notes payable - borrowings	9,000		24,500
Notes payable - payments		(11,500)	(11,500)
Net cash provided by (used for)
financing activities	9,000	68,575	99,875

Net Increase (Decrease) In Cash	4,756	32,676	33,489

Cash At The Beginning Of The Period	9,000	813	-

Cash At The End Of The Period	$13,756	$33,489	$33,489

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$711
Cash paid for income taxes	$712	$-

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fresh Ideas Media, Inc. (the “Company”), was incorporated in the State of Nevada on February 22, 2005. The Company is engaged in the advertising and consulting business. In February 2005 the Company formed a wholly owned subsidiary called Community Alliance, Inc., a Nevada corporation. Community Alliance, Inc. markets sub-licenses for take home school folders. The Company has only commenced limited operations and has not yet generated significant revenues, and is therefore considered a development stage company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Fiscal year

The Company has chosen November 30 as a year end.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Fresh Ideas Media, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At May 31, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

over each item's estimated useful life, which is five years for furnishings, office equipment and other items.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported  amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements made in this report that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.  Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of such statement.  The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects.

Overview of Company

Fresh Ideas Media, Inc. (“we,” “us”) is a specialized advertising and marketing company that commenced operations in mid-2005. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. The licensor excepted five states from the license agreement because the licensor is aware of and/or has some relationship with other companies engaged in business to supply elementary schools with custom school take-home folders in those states. We believe that we can build a substantial advertising enterprise in the 98 identified territories within the 45 states covered by the license agreement.

Fresh Ideas Media organized two subsidiaries, Community Alliance, Inc. and Our Best Wishes, Inc., for the purpose of selling sub-licenses to publish and market the products in defined territories in the 45 states included in the license agreement. Community Alliance is engaged in selling sub-licenses for the custom take home school folder product and, in the third year of our operations, we propose to sell sub-licenses for the direct mail greeting card product through Our Best Wishes. Our primary business to date has been the sale by Community Alliance of sub-licenses to market the custom school take-home folder product in four states. In addition, in the fourth year of our operations, we propose to offer sales and marketing consulting services through a subsidiary to be organized under the name of Dynamix Business Consulting.

The Community Alliance Custom School Take-Home Folder product is a folder produced by Community Alliance that displays advertising by community businesses and is distributed free of charge to elementary schools. The schools, in turn, pass out a folder to each student, who uses it to carry homework and school communications home to the parent. Community businesses sponsor their local school and realize marketing value by publishing their advertisement on the folder, which is the main method of communication between home and elementary school.

We have finalized the business concept and design of the Our Best Wishes Greeting Card product.  However, we have not yet sold any sub-licenses to market the greeting card product. We believe that this product will be an effective advertising tool for businesses to directly target their market in the community.

We were incorporated in Nevada on February 22, 2005.  Our principal executive offices are located at 6521 Ocaso Drive, Castle Rock, Colorado 80108, and our telephone number is (303) 814-0076. We are considered a development stage company. Through May 31, 2007, we have sold four sub-licenses in four states of the United States. We have generated nominal revenues since inception, and we had an accumulated net loss from inception through May 31, 2007 of ($67,598).  Mr. Phillip E. Ray and Mrs. A. Terry Ray, Mr. Ray’s spouse, are solely responsible for running our operations.  We have no other employees at this time.

We filed a Form SB-2 registration statement with the SEC that became effective on April 4, 2007.  The registration statement was for an initial public offering of 1,000,000 shares of common stock at $0.10 per share. Additionally, we registered for resale 106,000 shares of common stock owned by selling stockholders. We sold 801,000 shares of common stock in the offering to forty-four persons for gross proceeds of $80,100.  We are currently using the proceeds from the offering for offering expenses, for working capital in connection with ongoing operations and to reduce some company debt.

Management believes that, with the money we currently have on hand and that we will generate through sales of sub-licenses, and because our expenses are limited and our officers and directors do not draw a salary, we will have sufficient funding to meet our working capital, capital expenditure and business development needs for approximately the next twelve months if no additional financing is raised.

Since our inception through May 31, 2007, we have sold a total of four sub-licenses at $10,000 each.  The sub-licenses were sold in Arizona, Missouri, Ohio and Kentucky.  Two of the sub-licenses were sold to members of the family of our President. The Arizona sub-licensee paid the total sub-license fee of $10,000, while the other sub-licensees paid a deposit of $2,000 each for a sub-license and will pay the balance of the sub-license fee over a period of time.  Our strategies to increase our revenues in the future include a strong marketing program to sell sub-licenses throughout the United States and to add additional advertising programs.  We have borrowed monies from a company owned by our President and, as of May 31, 2007, we owed a total of $11,000 to that company.  To fund our ongoing operations, we will rely on the sale of sub-licenses and revenue generated from the design and printing of the school folders. In terms of priority for future development, our first priority will be to increase revenues by increasing our sales of sub-licenses for the school folder program. While underway, we anticipate most of our day-to-day efforts being dedicated to this effort.

We have recently requested a market maker to file a Form 211 in order to apply to have our common stock quoted on the Over-The-Counter Bulletin Board (the “OTCBB”).  We expect the Form 211 to be filed in the month of July of 2007 and approval to be obtained within a few months thereafter.  We believe that, if our common stock becomes quoted on the OTCBB, it would allow us to seek additional capital resources in the future and simultaneously provide our investors with liquidity for their investment in Fresh Ideas Media.
Results of Operations

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006

Revenues

Revenues were $1,500 for the three months ended May 31, 2006 and were $1,398 for the three months ended May 31, 2007.

Operating Expenses

Operating expenses increased from $6,339 for the three months ended May 31, 2006 to $28,680 for the three months ended May 31, 2007, an increase of $22,341. The increase in operating expenses was primarily due to the cost of preparing and submitting the Form SB-2 registration statement for our initial public stock offering, other expenses pertaining to the offering and an increase of corporate activity.

Net Loss

Net loss increased from $5,039 for the three months ended March 31, 2006 to $25,693 for the three months ended March 31, 2007. The increase in net loss was largely pertaining to the cost attributed to the preparation and filing of the Form SB-2 registration statement, expenses relating to the offering and an increase of corporate activity.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We considered the quality and variability of information regarding the financial condition and operating performance that may have changed in the past and may change in the future that may have a material effect, and have quantified them where possible. Specifically, we considered risk of variability with changes in contract that may affect the recognition of income and also the possibility of changes in the tax code that may affect the long term rates of return.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Financial Condition

We had total assets of $66,143 as of May 31, 2007, which consisted solely of current assets and included cash of $33,489, the current portion of sub-license accounts receivable of $7,000 and the current portion of deferred license expense of $3000.

We had total liabilities of $45,366 as of May 31, 2007, which included total current liabilities of $27,226.  Current liabilities included notes to related parties of $13,000, accounts payables of $2,525, accrued interest of $666, related party license account payable of $6,500 and unearned revenue of $4,535.

We had an accumulated deficit of $66,835 through May 31, 2006.

During the month of April of 2007, we sold a total of 801,000 shares of common stock in our initial public stock offering for gross proceeds of $80,100.  The amount of approximately $8,866 of the proceeds of the offering has been used.

If we are unable to increase our sales of sub-licenses to generate revenue or raise additional capital from debt or equity financing, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officers and directors or any of our shareholders to fund our operations or provide us with financing in the future.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise maintaining cash flows in balance when they approach a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to us, or at all.

Burden of SEC Reporting Requirements

We have chosen to become a “reporting company” and hereafter we will be subject to the information and reporting requirements of the Securities Exchange Act of 1934. Accordingly, we will be obligated to file a Form 10-KSB with audited financial statements annually, a Form 10-QSB with unaudited financial statements quarterly and other reports with the Securities and Exchange Commission that are both costly and time consuming. These filings will place additional burdens on us, both financially and with regard to the demands on the time of our executive officers. If we cease filing these reports, our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board, which could reduce the value and liquidity of your investment in our shares. If we are not required under Section 12(g) or otherwise to be a mandatory Exchange Act filer because of the fact that we have less than 500 shareholders, we intend to continue as a voluntary reporting company, although we would not be subject to the proxy statement or other information requirements of the Securities Exchange Act. In the event that we are unable to establish a base of operations that generates sufficient cash flow or we are unsuccessful in obtaining additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations. If we subsequently decide to cease filing reports, our securities could no longer be quoted on the Over-the-Counter Bulletin Board. This could reduce the value and liquidity of your investment in our shares.

Item 3. Controls and Procedures.

Our President, who functions as our principal executive and financial officer, is responsible for establishing and maintaining disclosure controls and procedures for Fresh Ideas Media.  He conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2007, the end of the period covered by this report.  Based on this evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or other factors that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not aware of any pending or threatened legal proceedings to which we are a party or to which any of our property interests are subject, or of any unsatisfied judgments against us.

Item 6.  Exhibits.

           The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are filed as part of, or incorporated by reference in, this report, as follows:

Item
Number	Description

3.0	Articles of Incorporation of Fresh Ideas Media, Inc., filed February 16, 2005.*

3.1	Bylaws of Fresh Ideas Media, Inc.*

3.2	Articles of Incorporation of Community Alliance, Inc., filed February 22, 2005.*

3.3	Bylaws of Community Alliance, Inc.*

3.4	Articles of Incorporation of Our Best Wishes, Inc., filed September 1, 2005.*

3.5	Bylaws of Our Best Wishes, Inc.*

4.0	Form of stock certificate.*

10.0	License Agreement dated March 14, 2005, between Venitech, LLC and Fresh Ideas Media, Inc.*

10.1	Permission for Assignment of License Agreement dated March 24, 2005, from Venitech, LLC.*

10.2	Assignment of License Agreement dated March 24, 2005, between Fresh Ideas Media, Inc., and Community Alliance, Inc.*

10.3	Promissory Note dated April 1, 2005, in the principal amount of $8,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.4	License Agreement dated July 24, 2005, between Fresh Ideas Media, Inc., and CTN Enterprises.*

10.5	Promissory Note dated September 8, 2005, in the principal amount of $2,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.6	License Agreement dated November 1, 2005, between Fresh Ideas Media, Inc., and Ms. Robyn S. Foster.**

10.7	License Agreement dated November 29, 2005, between Fresh Ideas Media, Inc., and Ms. Rachelle Hagerty.**

10.8	Promissory Note dated March 1, 2006, in the principal amount of $4,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.9	Addendum to Licensing Agreement dated March 24, 2006, between Community Alliance, Inc., and CTN Enterprises.**

10.10	Renewal of Promissory Note dated April 1, 2006, in the principal amount of $8,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.11	Promissory Note dated April 3, 2006, in the principal amount of $3,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.12	Promissory Note dated August 10, 2006, in the principal amount of $6,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.13	Promissory Note dated November 22, 2006, in the principal amount of $1,500 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.14	Addendum to Licensing Agreement dated January 16, 2007, between Venitech, LLC, and Fresh Ideas Media, Inc.***

10.15	Form of Subscription Agreement.**

10.16	License Agreement dated May 2, 2007, between Community Alliance, Inc., and Frontier Digital Media, LLC.*****

31.1	Certificate pursuant to Rule 13a-14a.*****

32.1	Certificate pursuant to 18 U.S.C. Section 1350.*****

__________________

*Incorporated by reference to the registration statement on Form SB-2 filed on March 7, 2006.

**Incorporated by reference to the amendment #1 to the registration statement on Form SB-2 filed on September 13, 2006.

***Incorporated by reference to the amendment #3 to the registration statement on Form SB-2 filed on February 21, 2007.

           **** Incorporated by reference to the amendment #4 to the registration statement on Form SB-2 filed on March 19, 2007.

**** Filed herewith.

SIGNATURES

The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended May 31, 2007, have been included.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH IDEAS MEDIA, INC.

Dated: July 16, 2007	By:	/s/ Phillip E. Ray
Phillip E. Ray, President