Form 10QSB
period 2006-08-31
FRESH IDEAS MEDIA INC
filed 2007-10-30
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _____________ to  _____________

Commission file number 000-132252

Fresh Ideas Media, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2574314
(State or other jurisdiction of incorporation ororganization)	(I.R.S. Employer Identification No.)

6521 Ocaso Drive, Castle Rock, Colorado 80108
(Address of principal executive offices)

(303) 814-0076
(Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The issuer had 1,507,000 shares of common stock, $0.001 par value per share, outstanding as of October 29, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2007

Fresh Ideas Media, Inc.
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	F-2
Consolidated statements of operation	F-3
Consolidated statements of cash flows	F-4
Notes to consolidated financial statements	F-6

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

August 31, 2007
ASSETS

Current assets
Cash	$3,423
Sub-license accounts receivable - current portion	7,000
Deferred license expense - current portion	1,500
Total current assets	11,923

Sub-license accounts receivable	8,000
Deferred license expense	14,654
22,654

Total Assets	$34,577

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,525
Notes payable - related party	13,000
Accrued interest - related party	829
License account payable - related party	3,000
Unearned revenue - current	3,035
Total current liabilities	22,389

Unearned revenue	18,140
18,140

Total Liabilities	40,529

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
95,000,000 shares authorized;
1,507,000 shares issued and outstanding	1,507
Additional paid in capital	86,868
Accumulated deficit	(94,327)

Total Stockholders' Equity	(5,952)

Total Liabilities and Stockholders' Equity	$34,577

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2007	Nine Months Ended August 31, 2006	Nine Months Ended August 31, 2007	Period From Feb. 22, 2005 (Inception of Dev. Stage) To August 31, 2007

Product revenue	$-	$8,200	$-	$8,200	$18,300
Cost of goods sold	-	8,200	-	8,200	18,200
Net product revenue	-	-	-	-	100

License sales	1,500	1,540	4,500	4,140	11,014
Total revenues	1,500	1,540	4,500	4,140	11,114

Operating expenses:
Amortized license	1,500	1,500	4,500	4,500	14,071
General and administrative	11,459	26,606	25,803	63,229	90,444
	12,959	28,106	30,303	67,729	104,515

Gain (loss) from operations	(11,459)	(26,566)	(25,803)	(63,589)	(93,401)

Other income (expense):
Other income	-	-	-	1,851	1,851
Interest expense	(238)	(163)	(563)	(688)	(2,065)
	(238)	(163)	(563)	1,163	(214)

Income (loss) before
provision for income taxes	(11,697)	(26,729)	(26,366)	(62,426)	(93,615)

Provision for income tax	-	-	-	-	712

Net income (loss)	$(11,697)	$(26,729)	$(26,366)	$(62,426)	$(94,327)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of
common shares outstanding	706,000	1,507,000	706,000	1,049,722

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Feb. 22, 2005
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	To
	August 31, 2006	August 31, 2007	August 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(26,366)	$(62,426)	$(94,327)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	-	(2,000)	(15,000)
Deferred receivable	712	-	-
Deferred license expense	4,500	4,500	(16,154)
Accounts payable	-	-	2,525
License account payable - related party	(6,000)	(3,500)	3,000
Accrued interest	563	(548)	829
Income taxes payable	(712)	-	-
Unearned revenue	(4,500)	(1,991)	21,175
Compensatory stock issuances	-	-	1,500
Deposits held	10,100	-	-
Net cash provided by (used for)
operating activities	(21,703)	(65,965)	(96,452)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Feb. 22, 2005
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	To
	August 31, 2006	August 31, 2007	August 31, 2007

Cash Flows From Financing Activities:
Sales of common stock	-	80,075	86,875
Notes payable - borrowings	15,000	-	24,500
Notes payable - payments	-	(11,500)	(11,500)
Related party payables
Net cash provided by (used for)
financing activities	15,000	68,575	99,875

Net Increase (Decrease) In Cash	(6,703)	2,610	3,423

Cash At The Beginning Of The Period	9,000	813	-

Cash At The End Of The Period	$2,297	$3,423	$3,423

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$711
Cash paid for income taxes	$712	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At August 31, 2007 the Company had no balance in its allowance for doubtful accounts.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

We were incorporated in Nevada on February 22, 2005.  Our principal executive offices are located at 6521 Ocaso Drive, Castle Rock, Colorado 80108, and our telephone number is (303) 814-0076.  We are considered a development stage company.  Through August 31, 2007, we have sold four sub-licenses in four states of the United States.  We have generated nominal revenues since inception, and we had an accumulated net loss from inception through August 31, 2007 of ($94,327).  Mr. Phillip E. Ray and Mrs. A. Terry Ray, Mr. Ray’s spouse, are solely responsible for running our operations.  We have no other employees at this time.

We filed a Form SB-2 registration statement with the SEC that became effective on April 4, 2007.  The registration statement was for an initial public offering of 1,000,000 shares of common stock at $0.10 per share.  Additionally, we registered for resale 106,000 shares of common stock owned by selling stockholders.  We sold 801,000 shares of common stock in the offering to forty-four persons for gross proceeds of $80,100.  We are currently using the proceeds from the offering for working capital in connection with ongoing operations.

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

Since our inception through August 31, 2007, we have sold a total of four sub-licenses at $10,000 each.  The sub-licenses were sold in Arizona, Missouri, Ohio and Kentucky.  Two of the sub-licenses were sold to members of the family of our President.  The Arizona sub-licensee paid the total sub-license fee of $10,000, while the other sub-licensees paid a deposit of $2,000 each for a sub-license and will pay the balance of the sub-license fee over a period of time.  Our strategies to increase our revenues in the future include a strong marketing program to sell sub-licenses throughout the United States and to add additional advertising programs.  We have borrowed monies from a company owned by our President and, as of August 31, 2007, we owed a total of $13,000 to that company.  To fund our ongoing operations, we will rely on the sale of sub-licenses and revenue generated from the design and printing of the school folders.  In terms of priority for future development, our first priority will be to increase revenues by increasing our sales of sub-licenses for the school folder program.  While underway, we anticipate most of our day-to-day efforts being dedicated to this effort.

We recently requested a market maker to file a Form 211 in order to apply to have our common stock quoted on the Over-The-Counter Bulletin Board (the “OTCBB”).  The Form 211 was filed in July of 2007 and approved for an unpriced quotation on September 25, 2007.  We believe that, because our common stock is quoted on the OTCBB, it will allow us to seek additional capital resources in the future and simultaneously provide our investors with liquidity for their investment in Fresh Ideas Media.

Results of Operations

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

Revenues

Revenues were $1,500 for the three months ended August 31, 2006 and were $1,540 for the three months ended August 31, 2007.

Operating Expenses

Operating expenses increased from $12,959 for the three months ended August 31, 2006 to $28,106 for the three months ended August 31, 2007, an increase of $15,147.  The increase in operating expenses was due to the increase in general and administrative expenses primarily as a result of expenses pertaining to our status as a public company and an increase of corporate activity.

Net Loss

Net loss increased from $11,697 for the three months ended March 31, 2006 to $26,729 for the three months ended March 31, 2007.  The increase in net loss was largely pertaining to expenses relating to our status as a public company and an increase of corporate activity.

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

We considered the quality and variability of information regarding financial condition and operating performance that may have changed in the past and may change in the future and have a material effect, and quantified them where possible.  Specifically, we considered risk of variability with changes in contract that may affect the recognition of income and also the possibility of changes in the tax code that may affect the long term rates of return.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Financial Condition

We had total assets of $34,577 as of August 31, 2007, which consisted of current assets of $11,923, including cash of $3,423, the current portion of sub-license accounts receivable of $7,000 and the current portion of deferred license expense of $1,500, sub-license accounts receivable of $8,000 and deferred license expense of $14,654.

We had total liabilities of $40,529 as of August 31, 2007, which included total current liabilities of $22,389 and unearned revenue of $18,140.  Current liabilities included notes to related parties of $13,000, accounts payables of $2,525, accrued interest of $829, related party license account payable of $3,000 and the current portion of unearned revenue of $3,035.

We had an accumulated deficit of $94,327 through August 31, 2007.

During the month of April of 2007, we sold a total of 801,000 shares of common stock in our initial public stock offering for gross proceeds of $80,100.  The bulk of the proceeds of the offering has been used.

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

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets or otherwise maintaining cash flows in balance when they approach a condition of cash insufficiency.  The sale of additional equity securities, if accomplished, may result in dilution to our shareholders.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, or at all.

Burden of SEC Reporting Requirements

We have chosen to become a “reporting company” and hereafter we will be subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, we will be obligated to file a Form 10-KSB with audited financial statements annually, a Form 10-QSB with unaudited financial statements quarterly and other reports with the Securities and Exchange Commission that are both costly and time consuming.  These filings will place additional burdens on us, both financially and with regard to the demands on the time of our executive officers.  If we cease filing these reports, our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board, which could reduce the value and liquidity of your investment in our shares.  If we are not required under Section 12(g) or otherwise to be a mandatory Exchange Act filer because of the fact that we have less than 500 shareholders, we intend to continue as a voluntary reporting company, although we would not be subject to the proxy statement or other information requirements of the Exchange Act.  In the event that we are unable to establish a base of operations that generates sufficient cash flow or we are unsuccessful in obtaining additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.  If we subsequently decide to cease filing reports, our securities could no longer be quoted on the Over-the-Counter Bulletin Board.  This could reduce the value and liquidity of your investment in our shares.

Item 3. Controls and Procedures.

Our President, who functions as our principal executive and financial officer, is responsible for establishing and maintaining disclosure controls and procedures for Fresh Ideas Media.  He conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of August 31, 2007, the end of the period covered by this report.  Based on this evaluation, he has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive officer and financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or other factors that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

Item 6.  Exhibits.

The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are filed as part of, or incorporated by reference in, this report, as follows:

Item Number	Description
3.0	Articles of Incorporation of Fresh Ideas Media, Inc., filed February 16, 2005.*

3.1	Bylaws of Fresh Ideas Media, Inc.*

3.2	Articles of Incorporation of Community Alliance, Inc., filed February 22, 2005.*

3.3	Bylaws of Community Alliance, Inc.*

3.4	Articles of Incorporation of Our Best Wishes, Inc., filed September 1, 2005.*

3.5	Bylaws of Our Best Wishes, Inc.*

4.0	Form of stock certificate.*

10.0	License Agreement dated March 14, 2005, between Venitech, LLC and Fresh Ideas Media, Inc.*

10.1	Permission for Assignment of License Agreement dated March 24, 2005, from Venitech, LLC.*

10.2	Assignment of License Agreement dated March 24, 2005, between Fresh Ideas Media, Inc., and Community Alliance, Inc.*

10.3	Promissory Note dated April 1, 2005, in the principal amount of $8,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.4	License Agreement dated July 24, 2005, between Fresh Ideas Media, Inc., and CTN Enterprises.*

10.5	Promissory Note dated September 8, 2005, in the principal amount of $2,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

Item Number	Description

10.6	License Agreement dated November 1, 2005, between Fresh Ideas Media, Inc., and Ms. Robyn S. Foster.**

10.7	License Agreement dated November 29, 2005, between Fresh Ideas Media, Inc., and Ms. Rachelle Hagerty.**

10.8	Promissory Note dated March 1, 2006, in the principal amount of $4,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.9	Addendum to Licensing Agreement dated March 24, 2006, between Community Alliance, Inc., and CTN Enterprises.**

10.10	Renewal of Promissory Note dated April 1, 2006, in the principal amount of $8,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.11	Promissory Note dated April 3, 2006, in the principal amount of $3,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.12	Promissory Note dated August 10, 2006, in the principal amount of $6,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.13	Promissory Note dated November 22, 2006, in the principal amount of $1,500 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.14	Addendum to Licensing Agreement dated January 16, 2007, between Venitech, LLC, and Fresh Ideas Media, Inc.***

10.15	Form of Subscription Agreement.**

10.16	License Agreement dated May 2, 2007, between Community Alliance, Inc., and Frontier Digital Media, LLC.****

31.1	Certificate pursuant to Rule 13a-14a.*****

32.1	Certificate pursuant to 18 U.S.C. § 1350.*****

__________________

*	Incorporated by reference to the registration statement on Form SB-2 filed on March 7, 2006.

**	Incorporated by reference to the amendment #1 to the registration statement on Form SB-2 filed on September 13, 2006.

***	Incorporated by reference to the amendment #3 to the registration statement on Form SB-2 filed on February 21, 2007.

****	Incorporated by reference to the quarterly report on Form 10-QSB filed on July 16, 2007.

*****	Filed herewith.

SIGNATURES

The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended August 31, 2007, have been included.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH IDEAS MEDIA, INC.

Date: October 30, 2007	By:	/s/ Phillip E. Ray
Phillip E. Ray, President