Form 10KSB
period 2007-11-30
FRESH IDEAS MEDIA INC
filed 2008-01-25
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-52625

FRESH IDEAS MEDIA, INC.
(Name of small business issuer as in its charter)


            NEVADA                           20-2574314
-------------------------------              ----------
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

4980 SILVER PINE DRIVE, CASTLE ROCK, CO. 80108
(Address of principal executive offices)

303-730-7939
(Issuer's telephone number)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common
Stock

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State Issuer's revenues for its most recent fiscal year:  $14,206.

As of January 15, 2008, there were 907,000 shares of our common stock held by non-affiliates valued at $0.00 based upon the lack of a bid or ask for our common stock within the last 60 days.

As of January 15, 2008, the registrant had outstanding 1,507,000 shares of its common stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format YES [ ] NO [X]


TABLE OF CONTENTS
INTRODUCTION
PART I

Item 1.  Description of Business....................................
Item 2.  Description of Property....................................
Item 3.  Legal Proceedings..........................................
Item 4.  Submission of Matters to a Vote of Security Holders........


PART II

Item 5.  Market for Common Equity and Related Stockholder
           Matters and Small Business Issuer Purchases of Equity
           Securities...............................................
Item 6.  Management's Discussion and Analysis or Plan or
           Operation................................................
Item 7.  Financial Statements.......................................
Item 8.  Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................
Item 8A. Controls and Procedures....................................
Item 8B. Other Information..........................................

PART III

Item 9.  Directors, Executive Officers, Promoters, Control
           Persons and Corporate Governance; Compliance With
           Section 16(a) of the Exchange Act........................
Item 10. Executive Compensation.....................................
Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...............
Item 12. Certain Relationships and Related Transactions,
           and Director Independence................................
Item 13. Exhibits...................................................
Item 14. Principal Accounting Fees and Services ....................

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Nevada on February 22, 2005. Fresh Ideas Media is a specialized advertising and marketing company that commenced operations in mid-2005. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. The licensor excepted five states from the license agreement because the licensor is aware of and/or has some relationship with other companies engaged in business to supply elementary schools with custom school take-home folders in those states. We have divided the 45 states licensed into a possible 98 territories that we believe are ideal in size for a sub-licensee based upon population density and the estimated number of elementary schools located within the area. We believe that we can build a substantial advertising enterprise in the 98 identified territories within the 45 states covered by the license agreement.

Fresh Ideas Media organized two subsidiaries, Community Alliance, Inc. and Our Best Wishes, Inc., for the purpose of selling sub-licenses to publish and market the products in defined territories in the 45 states included in the license agreement. Community Alliance is engaged in selling sub-licenses for the custom take-home school folder product and, in the forth year of our operations, we propose to sell sub-licenses for the direct mail greeting card product through Our Best Wishes. Our primary business to date has been the sale by Community Alliance of sub-licenses to market the custom school take-home folder product in four states.

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

For the year ended November 30, 2007, we realized total revenue from the sale of sub-licenses and publication fees for our take-home school folder product of $14,206 and a net loss of $(48,890), or $(0.05) per share.

Our offices are located at 4980 Silver Pine Drive, Castle Rock,
Colorado 80108, and our telephone number is (303) 730-7939

Our Business and Business Strategy

We acquired and transferred to Community Alliance, one of our two wholly-owned subsidiaries, the exclusive license, and right to grant sub-licenses, to publish and market the advertising product of custom school take-home folders in 45 states of the United States. Community Alliance plans to sell sub-licenses to market the custom school take-home folder in all 45 states. As of November 30, 2007, we have sold sub-licenses to market the school folder product in four states. However, to date, only two of those sub-licenses has begun to sell advertising and produce the school folders. We organized Our Best Wishes, Inc., as a wholly-owned subsidiary of Fresh Ideas Media to market sub-licenses for the greeting card product. The Our Best Wishes Greeting Card is still in the development stage and marketing activities for this product have not yet commenced.

Services Offered

Community Alliance Custom School Take-Home Folder Product

   The Community Alliance Custom School Take-Home Folder product involves supplying elementary schools free of charge with what are sometimes called "take-home folders" that display advertising by community businesses. Each school signs an agreement with a sub-licensee permitting Community Alliance to provide the folders for two consecutive school years. Community Alliance provides each school with a minimum of two folders per student. We believe that the number of folders required to be printed per school will range from 800 to 1,500 folders. The schools distribute the folders via the teachers to the students at the beginning and at the middle of the school year. The students take the folders home with important information and communications from school. By publishing their advertisements on the take-home folders, community businesses sponsor their local school and develop name recognition in the community. Our customized school take-home folder replaces generic communications folders currently being used in elementary schools across the nation. Community Alliance produces and supplies these custom take-home folders to elementary schools via sub-licensees at no cost to the schools or the district. Based upon information available to us, most schools throughout the United States require the parents to purchase the folders or, in some cases, the school may supply folders at its expense.

   The sub-licensees sell advertisements and sponsorship to community businesses that display their advertising on the folders. There are eight to ten advertising spots on each school folder. The advertisements are priced at $350 to $550 for the year. Pricing for the advertisements is determined by placement and size, as follows:

   -   1/4 front cover - $550;
   -   Pocket flap - $550;
   -   1/3 back cover - $500; and
   -   1/6 back cover - $350

   Virtually every parent, teacher and child views the advertisements on the folders every week for an entire school year. Students receive a high quality folder specifically designed for their school. In addition to the advertisements, the folders include school pride elements such as the school logo, important telephone numbers, calendars and/or handbook information. Local businesses that have an interest in their communities are the target customers to sponsor the folders. We believe that the program benefits all parties, as follows:

   - our product is an attractive and useful replacement at no charge for a generic product presently provided by many elementary schools at their cost or the cost of the parents;

   - the parents and students obtain useful information about the school and its policies and procedures printed on the folders and community businesses from advertisements displayed on the folders; and

   - the community business sponsors benefit from exposure via a "friendly" medium to their target market on a weekly basis.

Community Alliance Custom School Take-Home Folder Program

   Fresh Ideas Media was formed to take full advantage of the opportunities presented by the Community Alliance Custom School Take-Home Folder program, as well as other synergistic business products and services. Venitech, LLC, a Colorado limited liability company, and 100%-owned by Ms. Ruth Daily, has licensed the business concept, trademarks and trade secrets in connection with the products for 45 states of the United States to Fresh Ideas Media, which, in turn, transferred the license to Community Alliance. We organized Community Alliance as a wholly-owned subsidiary of Fresh Ideas Media to market sub-licenses for the school folder program in all states of the United States, except Colorado, Florida, Nebraska, Oklahoma and Texas. The members of Venitech do not have the desire or capability to market their products on a national level. They reviewed and accepted the business model of Fresh Ideas Media. Ms. Daily received a 42.5% equity ownership interest in Fresh Ideas Media for her services in organizing the company. As of the date of November 30, 2007, Community Alliance has sold sub-licenses in the four States of Arizona, Missouri Ohio and Kentucky.

Promotion and Advertising

   We intend to initially rely upon referrals and advertising in newspapers to locate potential sub-licensees.

Trademarks, Patents and Intellectual Property

   Venitech, the licensor, granted to us the exclusive license to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card, including the right to use the trademarks, "Community Alliance" and "Our Best Wishes," in 45 states of the United States. The licensor has applied for both trademarks and is active in completing the process, but has not yet secured registration for the trademarks, "Community Alliance" and "Our Best Wishes," in the United States or any other country.

   In any given market, a competitor may sell the same products and services that we sell under any business name that they desire. We have no exclusive right to the idea, but only to the business concept as developed by Venitech. If a competitor is or commences marketing of school take-home folders or a greeting card similar to the Our Best Wishes Greeting Card, it could have a material adverse effect on our business. This competition could either limit the growth and sales by our sub-licensees or keep them from conducting business altogether. If this were to happen in a number of proposed territories, it could have a major adverse effect on our business.

   We know of no particular barriers that exist at this time that would keep us from entering any market for which we have a license. We know of no one producing school take-home folders such as we produce in the licensed territory of the 45 states. At this time, we do not believe that we will compete with a similar business. However, some schools may desire to continue to provide take-home school folders to their students, or they may continue to require the parents to provide the folders.

   Despite the licensor's efforts to protect its proprietary rights, unauthorized persons may attempt to copy aspects of the custom school take-home folder and greeting card programs, product information and sales mechanics or to obtain and use information that the licensor regards as proprietary. We depend upon the licensor to adequately protect or enforce the intellectual property rights in connection with these products. The failure of the licensor to adequately protect its intellectual property rights or any encroachment upon the proprietary information, the unauthorized use of the trademarks, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Third parties may also claim infringement by us with respect to past, current or future programs.

License Agreement

   The license agreement with Venitech pertaining to the products being developed and/or marketed by Community Alliance and Our Best Wishes grants to us the exclusive rights to the trademarks "Community Alliance" and "Our Best Wishes" in 45 states of the United States. In addition, the license agreement grants to us, during the term of the agreement and in the territory of the 45 states, the sole and exclusive right and license to use and develop the business concept, including copyrights, trademarks, intellectual property and know-how owned or developed by Venitech, for the marketing of the products. Under the license agreement, we also obtained the right to sub-license the business concept and related rights in 45 states.

   The license agreement requires payment of $30,000, with an initial payment of $10,000 and payment of 30% of the sub-license fee for each sub-license sold thereafter until the full amount of $30,000 has been paid. Thereafter, we are required to pay Venitech 20% of the sub-license fee for each sub-license sold.

   The states of Colorado, Florida, Nebraska, Oklahoma and Texas were excluded from the territory covered by the license agreement. The reason for the exclusion of Colorado is that Venitech operates in Colorado, with the benefit to us from Venitech's continuous efforts to perfect products and marketing programs. Four other states were excepted from the contract because the licensor has either licensed, assisted or is otherwise related to other companies engaged in the business of supplying take-home school folders to elementary schools in those states.

   The term of the license agreement with Venitech is a period of five years through May 15, 2010, with the right to renew the agreement for an additional three years through May 15, 2013 under certain circumstances. Our right to renew the license agreement is contingent on the following:

   - We sell three sub-licenses in the first year of the license agreement through March 14, 2006. There is no minimum requirement for the years of 2006 and 2007 and thereafter we are required to sell a minimum of two sub-licenses each year.

   - We are not delinquent in the payment of any fees required to be paid to Venitech under the terms of the license agreement.

   - We are not otherwise in default under the license agreement.

   - We give Venitech written notice of our intent to renew the license agreement no later than February 15, 2010.

   We sold three sub-licenses prior to March 14, 2006, as required
under the terms of the license agreement.   We are not required to sell
a minimum of sublicenses in 2006 and 2007 in order to maintain the
right to renew the agreement.   We are required to sell a minimum of
two Sub-Licenses each year thereafter.

Sub-License Agreement with Community Alliance

   On March 24, 2005, we transferred the rights to the business concept, intellectual property, trademarks, copyrights and know-how relating to the take-home school folder and greeting card products in the licensed territory of 45 states of the United States to Community Alliance, a wholly owned subsidiary of the Company. Community Alliance, in turn, sub-licensed the rights to the take-home school folder product to four sub-licensees in the states of Arizona, Missouri, Ohio and Kentucky. Community Alliance proposes to sell sub-licenses to the take-home school folder for up to 95 sub-license territories in the other 42 states. We established the fee for a sub-license for a sub-license territory to be $15,000, with the exception of the first five sub-licenses, of which two sub-license territories remain available for sale, for which the sub-license fee was set at $10,000. We will permit a sub-licensee to make a deposit and pay the balance of the sub-license fee over time in certain instances. The concern of management is to have qualified individuals as sub-licensees. To date, we have sold sub-licenses for three of the first five territories available at the reduced sub-license fee of $10,000. We consider the reduction in the sub-license fee for the first five sub-licensees to be an excellent investment in our overall marketing program.

While sub-licensees in Arizona and Missouri have marketed the School Folder program in their respective states, Ohio And Kentucky have not yet begun to market the School Folder program because of family problems. Under the terms of the sub-license agreement, we have the right to terminate the sub-license agreement of any sub-licensee who fails to comply with the terms of the agreement upon 30 days written notice to the sub-license. These two sub-licenses are not in default of their sub-license agreements because the Company has amended their Agreements to extend the time required for contracting with schools in their respective territories.

   The sub-licensee is required to use Community Alliance for production of the products. We have established a publication fee of $1,900 per school folder. However, we may reduce the publication fee for small schools. This fee covers the creation of advertisements for the sponsors and the artwork, production, printing and shipping of, and overhead and profit to Community Alliance on, the school folders.

Sub-License Agreement with Our Best Wishes

   Community Alliance intends to transfer the business concept, intellectual property, trademarks, copyrights and know-how relating to the direct mail greeting card product in the 45 states of the United States covered by the license agreement to Our Best Wishes, a wholly-owned subsidiary of Fresh Ideas Media. Our Best Wishes intends, in turn, to sub-license the rights to the greeting card product to sub-licensees in up to 98 sub-license territories in these 45 states.

   The fee for a sub-license for a sub-license territory will be $15,000, except for the first five sub-licenses, which we will grant free of charge to existing sub-licensees of Community Alliance for the school take-home folder product. After the first five sub-licenses, we will offer existing sub-licensees for the school folder product the first right to purchase sub-licenses to market the greeting card product. We will permit a sub-licensee to make a deposit and pay the balance of the sub-license fee over time in certain instances.

   The sub-license agreement requires the sub-licensee to conduct a minimum of 24 quarterly direct-mail campaigns per year after the initial five years in order to maintain and renew the sub-license agreement. The sub-licensee is required to use Our Best Wishes for production of the direct-mail greeting card product. We have established a publication fee of $4,200 per quarterly zip code mailing campaign. This fee covers the purchase price of mailing lists and the graphic design, production, printing and mailing of, and overhead and profit to Our Best Wishes on, the direct-mail campaigns.

Government Regulation

   Government approval is not necessary for our business. We anticipate that government regulations will have little or no effect on our business except insofar as their applicability to businesses generally.

Competition

The marketing and advertising markets in which we expect to compete are intensely competitive and Fresh Ideas Media and/or the sub-licensees may not be able to compete in the market(s) effectively. We expect significant competition from the existing competitors in these markets, including newspapers, television, radio, magazines, billboards, direct-mail and numerous other businesses looking for ways to spend their advertising dollars. Most of these companies are substantially larger and have more substantial operating histories and records of successful operations; greater financial resources, technical expertise, managerial capabilities and other resources; more employees; and more extensive facilities than we have or will have in the foreseeable future. Our sub-licensees must compete with these established companies for their advertising dollars. Community Stars, LLC, a company operated by Ms. Daily's sister that currently supplies, or intends to supply, elementary schools with take-home folders in the five states excepted from our license agreement, may in the future attempt to offer its products in the 45 states in which we intend to operate. Further, it is possible that competitors exist of which we are unaware and/or that might start the same or a similar business in any given area within the 45 states covered by our license agreement. If this occurs, it could adversely affect our sub-licensee in that area; keep the sub-licensee from operating effectively; or keep us from selling a sub-license in that area. We are aware of two other companies selling direct-mail birthday pieces in their respective States of Florida and Missouri. We have no recourse against anyone desiring to conduct the same business as us in any of the 45 states in the licensed territory.

Employees

As of November 30, 2007, we have no full-time employees. All activities since our organization have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 10% of their business time on the business of Fresh Ideas Media. We anticipate that we will begin hiring employees as needed to support our anticipated growth.

Subsidiaries

   We have two wholly owned subsidiaries, Community Alliance, Inc. and Our Best Wishes, Inc., both Nevada corporations.


ITEM 2.   DESCRIPTION OF PROPERTY.

   Our company is currently housed in the home of our president. We do not pay our president for use of such space. We anticipate that we will rent separate office facilities when needed to support the growth of our business. We do not currently anticipate the need for warehouse space for our business. We expect all warehouse and shipping of our products to be conducted by the packing firms engaged to manufacture our products.


ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

   Our common stock is currently quoted on the OTCBB under the symbol FMED and as of November 30, 2007, did not have a bid or ask price quoted. There has been no public trading on our common stock.

Shareholders.

   As of November 30, 2007, there were approximately 52 holders of our common stock.

Dividends.

   Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent sale of Unregistered Securities.

None

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING INFORMATION

   The following discussion and analysis of our financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-KSB. All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include:

   1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income;
   2. Information and technological advances;
   3. Cost of products sold;

   4. Competition; and
   5. Success of marketing, advertising and promotional campaigns.

We are subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-KSB and in other documents we file from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

PLAN OF OPERATION.

General

   Our primary focus over the course of the next 12 months will be to concentrate on achieving additional sub-licensees for the school folders and for the greeting cards.

   The business plan of Fresh Ideas Media includes two subsidiaries:
Community Alliance, Inc.; Our Best Wishes, Inc. Our business plan and financial projections are based upon the assumption that we will be able to sell enough sub-licenses to meet our cash needs.

   In March of 2005, we acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. We transferred to Community Alliance, a wholly subsidiary of the Company, the exclusive license, and right to grant sub-licenses, to publish and market the custom school take-home folders in all 45 states in the licensed territory. In the future, we propose to transfer the rights to the greeting card product to Our Best Wishes and sell sub-licenses for the product through Our Best Wishes. The same terms apply to both products under the license agreement, except that there is no minimum number of greeting card products or sub-licenses required to be sold. Under the terms of the amended license agreement, we are obligated to pay the licensor 30% of the sub-license fees we receive from the sale of sub-licenses until the license fee is paid in full. After the sum of $30,000 has been paid in full, we are obligated to pay the licensor 20% of the total sub-license fees we receive from the sale of sub-licenses during the term of the license agreement. The license agreement terminates on May 15, 2010, unless we elect to renew it for an additional three years under the terms provided for in the agreement. Under the terms of the Amended Agreement, Fresh Ideas Media paid Venitech, LLC an additional $10,000.00 and does not have a minimum of sub-licenses to sell for the years of 2007 and 2008. Thereafter, Fresh Ideas Media needs to sell a minimum of two Sub-licenses in 2008 and each year thereafter.

   Community Alliance has two profit centers: the sale of sub-licenses defined by territory and the publication fees from the custom folders produced for each elementary school contracted by the sub-licensee within its territory. The sub-license fee per territory is $15,000, with the exception of the first five sub-licenses, of which two sub-license territories remain available for sale, for which the sub-license fee was reduced to $10,000, and the publication fee per school contract is $1,900. However, in the case of small schools, we may reduce the publication fee. To date, Community Alliance has sold sub-licenses for the take-home school folder product in four states. Community Alliance proposes to sell sub-licenses for the take-home school folder in up to 95 sub-license territories in the other 42 states.

   The sub-license agreement requires that each sub-licensee contract with a minimum of 15 schools per year after the first year, but must have a minimum of 25 schools under contract at the end of the fifth year in order to renew the sub-lease agreement. We project that the sub-licensed territories will average forty contracted schools within the third year following the purchase of a sub-license. If circumstances require, the Company may extend the requirements for the minimum schools sold, which we have done in three situations. The revenue from publication fees for each school contracted by a sub-licensee to produce the custom folders is an important profit center. The sub-license agreement requires that each sub-licensee publish the folders through Community Alliance at a fee of $1,900 per school, which we may reduce for small schools. After printing and graphic design costs, Community Alliance realizes net revenue, on average, of $1,200 per school. If we are successful in selling sub-licenses in all 95 remaining identified territories and if each sub-licensee is successful in contracting with at least 25 schools, we would realize significant revenue. The projected growth of our company is based on the assumption of the receipt of the full offering amount. If less than the full amount is received, it will be necessary for us to scale back the plan of operations for Community Alliance.

   The business model for Our Best Wishes is similar to the model for Community Alliance. The two profit centers are the sale of sub-licenses within the same defined territories as for Community Alliance and publication fees associated with each direct-mail zip code campaign. The sub-licenses will be sold for $15,000 each, except a sub-license is free of charge to the first five sub-licensees if they are also sub-licensees for the school take-home folder product, and the publication fee for each zip code campaign is $4,200. We will offer the first five sub-licenses to sub-licensees for the school take-home folder at no charge for the Our Best Wishes Greeting Card. To date, Fresh Ideas Media has devoted its resources to the development of Community Alliance. Revenue for Our Best Wishes is not projected until late in 2008 or 2009.

   Our plan of operations has been to first focus on the development of Community Alliance, and to sell the three sub-licenses required for the first year of operations and to use those sublicenses refine our program. Our business plan involves selling Community Alliance sub-licenses in up to 98 identified territories over the next five years. We plan to expand our company by developing the Our Best Wishes subsidiary in late 2008 or 2009.

The Our Best Wishes Greeting Card product has already been developed and is being tested. The plan of operations for the Our Best Wishes Greeting Card program includes the selling of Our Best Wishes sub-licenses on the same schedule as for Community Alliance once the program is established.

   We believe that our marketing plan is concise and uncomplicated. The marketing requirement for Community Alliance and Our Best Wishes is only to sell the sub-licenses within the identified territories. We propose to achieve this through advertisement in local community papers and online listing on relevant business opportunity websites.

Results of Operations

Fiscal Year Ended November 30, 2007 Compared To the Fiscal Year Ended November 30, 2006

Revenues

Revenues decreased from $16,100 for the year ended November 30, 2006 to $14,206 to the year ended November 30, 2007, a decrease of $1,894 or 12%.

Total Expenses

   Cost of revenue decreased from $10,000 for the year ended November 30, 2006 to $8,200 for the year ended November 30, 2007, a decrease of $1,800 or 18%.

   General and administrative expense includes office expenses, travel and entertainment, and professional fees. For the year ended November 30, 2007 general and administrative expense was $48,046 compared to $19,875 in general and administrative expense for the same period in 2006, an increase of approximately $28,171 or 141%.

Net Loss

   We had a net loss of $48,890 for the year ended November 30, 2007 compared to a net loss of $21,597 for the year ended November 30, 2006. For the year ended November 30, 2007, interest expense was $850 compared to $1,110 for the prior year.

Liquidity and Capital Resources

   We have financed our growth and cash requirements through operations, related party debt and a public offering of equity.

   We anticipate that cash requirements will continue to increase as we continue to expend resources to develop our business plan. As of November 30, 2007, we had cash of $7,440.

   We intend to cover our cash requirements through the sale of sub-licenses. If necessary, our principals are prepared to loan us additional funding when required.

   However, there is risk if we do not generate significant revenues that we will not be able to cover our costs.

Recent Accounting Pronouncements.

   In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. We have not yet determined the effect of implementing this standard.

   SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Off-Balance Sheet Arrangements.

          We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (SPEs).

RISK FACTORS.

We face risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our financial condition or results of operations could be adversely affected. These risks should be read in conjunction with the other information set forth in this report.

A. We have had very little operating history and it is difficult for you to evaluate our business prospects.

   We cannot predict whether we will succeed because there has been very little operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective. Fresh Ideas Media is a development stage company that was only recently founded, in February of 2005. We have only begun revenue-generating operations in a very limited way. To date, the only revenue-generating activity has been the sale by Community Alliance of four sub-licenses to publish and market the custom school take-home folder product, resulting in the receipt of minimal sub-license and publication fees.

There can be no assurance that we will ever reach a level of profitability. Our revenue and income potential is yet unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. You should view our operations as being subject to all of the risks inherent in the establishment of a new business venture.

B. Operating results may fluctuate and we may fail to meet our expectations.

   Our operating results in one or more future periods could likely fluctuate significantly and may fail to meet or exceed the expectations of investors. As we continue our operations, we expect significant fluctuations in future results of operation because of a variety of factors, many of which are beyond our control, including, but not limited to:

   - The ability of sub-licensees to contract with schools for the folder program and to market the advertising that will be printed on the folders;

   - Demand for and market acceptance of our products and consulting services;

   -  Our ability to expand our market share;

   -  Competitive factors that affect our pricing structure;

   -  The variety and mix of products we sell;

   - The timing and magnitude of our capital expenditures, including costs relating to the development, marketing and continued expansion of operations;

   - Conditions specific to the public grade schools and general economic factors; and

   - Changes in generally accepted accounting policies, especially those related to our business.

C. We are a development stage company that may not be able to develop our business plan.

   Because we are a development stage company with limited funds, we may not be able to develop our business into a significant revenue-generating operation. Our ability to develop the business into an operation generating significant revenue will depend on a number of factors, which include the ability to:

   - Provide advertising and consulting products and programs that are reliable and cost-effective, and accommodate any significant increase in the number of users;

   - Select sub-licensees who have the capability to market and advertise our products and programs effectively;

   - Continue to grow our infrastructure to accommodate an increasing number of sub-licensees and new developments in advertising sales;

   - Establish and/or maintain relationships with printers for the products that will allow us to sell products at a profit;

   -  Hire, retain and motivate qualified personnel; and

   -  Effectively respond to competition.

   If we are unsuccessful in meeting these challenges and/or addressing the risks and uncertainties associated with operating a business with limited funds, we will not be successful, and any investment made in the common stock would decline in value or be completely lost.

D. Our auditors have raised substantial doubt about our ability to continue as a going concern.

   The report of Ronald R. Chadwick, P.C., the independent registered public accounting firm that audited our financial statements for the fiscal year ended November 30, 2007, and Note 1 to the financial statements, raises substantial doubt as to our ability to continue as a going concern because we realized a net loss of $(48,890) during the year and we had limited working capital $6,915as of November 30, 2007.

E.   We may not be able to expand or become profitable.

   We may not be able to obtain and expand a customer base of sub-licensees satisfactorily and, therefore, we may never become profitable. The sale of advertising to be displayed on school folders and direct-mail greeting cards is a relatively new and emerging market. Even though the school folder program has been successful in several states, there can be no assurance that customers will adopt the products we plan to sell through sub-licensees and, if so, in a quantity sufficient to enable the sub-licensees and, therefore, Fresh Ideas Media, to succeed. Accordingly, we cannot accurately predict the potential demand for our products. We believe that the acceptance of our products will depend on the ability to:

   - Select sub-licensees who market our advertising products effectively;

   - Attract and retain sub-licensees and provide high quality support to sub-licensees such that they are able to develop repeat business from schools and advertisers;

   - Produce, distribute and price our products and programs in a manner that is appealing to customers and users;

   - Develop and maintain a favorable reputation among our sub-licensees, sponsors for the advertising displayed on our products and potential sub-licensees and sponsors; and

   - Withstand downturns in general economic conditions or conditions that would slow sales of our products.

   Many of the factors that may affect the development and expansion of a customer base of sub-licensees are beyond our control. If we are unable to expand our customer base, it will negatively impact the ability to generate revenues and, in turn, prevent us from becoming a profitable business.

F. Revenue will be dependent upon success of each sub-licensee; sub-licensees may not be successful.

   The revenue we generate from operations will be dependent upon the success of the business of each sub-licensee and the results of each
sub-licensee may vary, thus causing our revenue to fluctuate.   We have
acquired the exclusive license rights in 45 states to two advertising products, including the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card products. Although the viability of the custom school take-home folder product has been demonstrated in several states in the United States, the concept of marketing the products through sub-licensees has not been proven. We will receive a sub-license fee upon the sale of each sub-license and publication fees for the production, printing and delivery of products to the sub-licensees and the creation of advertisements for the sponsors. Accordingly, our revenue and, therefore, the success of our operations will be directly dependent upon the volume of business generated by the sub-licensees. To the extent that the sub-licensees fail to sell sufficient advertising in their respective territories of operation in order to make the custom take-home school folder and greeting card programs profitable, we may be unable to generate sufficient revenue from publication fees in order to achieve profitable operations or break even. As a result, we may not be able to continue in business as a going concern and our common stock would lose some, if not all, of its value.

G. Operating expense may increase and the increase may not be offset by an increase in revenue and may result in significant losses.

   In the future, we expect that our operating expenses will increase as we grow and expand. The anticipated increase in our operating expenses will depend entirely on the rate of our growth and the addition of new programs and services. Because we are unable to predict our growth rate or the timing of the addition of new programs and services, we are unable to quantify the amount by which operating expenses may increase or the timeframe for the increase(s). We anticipate that the increase in operating expenses will also include general and administrative expenses as well as professional fees and expenses, which will increase as a result of our reporting obligations under the Securities Exchange Act of 1934. Although we believe that revenue generated from our business operations will meet our needs for growth of the company, it is possible that the expenses may not be offset with revenue, thereby resulting in losses for the company. If revenue falls below our expectations and we are unable to reduce spending in response, our operations will be adversely affected, which may result in significant losses from which we may be unable to recover.

H. We may need additional funds that we may not be able to obtain and the lack of necessary funds would adversely impact our growth.

   Generating sufficient revenue from the sale of sub-licenses and/or raising sufficient funds from additional equity and/or debt financing in order to sustain the growth and expansion of the business could be necessary. Any shortfall of capital, whether the inability to raise funds or generate revenue, would adversely impact the progress and development of our business, and negatively impact the potential to generate revenue and reach a level of profitability in the future. Future equity or debt financing may not be available to us on favorable terms or may not be available at all. Borrowing instruments such as credit facilities and lease agreements will likely have restrictions on lending money to a development-stage company with little or no assets, such as ours. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which would cause the business and prospects to suffer.

I. We are required to sell an additional two sub-licenses through 2008 and each year thereafter, in order to maintain the right to renew the license agreement and, if we fail to do so, we may lose our rights under the license agreement to the school folder and greeting card products.

   We have sold four sub-licenses as of the date of this filing, as required in order to maintain our right to renew the license agreement with Venitech. By an amendment to the license agreement, we are not required to sell a minimum of sub-licenses in 2006 and 2007, however we are required to sell a minimum of two sub-licenses in 2008 and each year thereafter. If we fail to sell an additional two sub-licenses in 2008 and each year thereafter, we may lose all rights under the license agreement to market and publish the two advertising products, including the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card products, which are the basis for our business plan. If we were to lose these rights, we would go out of business and an investor in our common stock would lose his entire investment.

J. The markets in which we will compete are intensely competitive and we may not be able to compete successfully.

   The marketing and advertising markets in which we expect to compete are intensely competitive and Fresh Ideas Media and/or the sub-licensees may not be able to compete in the market(s) effectively. We expect significant competition from the existing competitors in these markets, including newspapers, television, radio, magazines, billboards, direct-mail and numerous other businesses looking for ways to spend their advertising dollars. Most of these companies are substantially larger and have more substantial operating histories and records of successful operations; greater financial resources, technical expertise, managerial capabilities and other resources; more employees; and more extensive facilities than we have or will have in the foreseeable future. Our sub-licensees must compete with these established companies for their advertising dollars. Community Stars, LLC, a company operated by Ms. Daily's sister that currently supplies, or intends to supply, elementary schools with take-home folders in the five states excepted from our license agreement, may in the future attempt to offer its products in the 45 states in which we intend to operate. Further, it is possible that competitors exist of which we are unaware and/or that might start the same or a similar business in any given area within the 45 states covered by our license agreement. If this occurs, it could adversely affect our sub-licensee in that area; keep the sub-licensee from operating effectively; or keep us from selling a sub-license in that area. We are aware of two other companies selling direct-mail birthday pieces in their respective States of Florida and Missouri. We have no recourse against anyone desiring to conduct the same business as us in any of the 45 states in the licensed territory.

K. Registration for trademarks has not yet been secured and we may not be able to defend our trademarks and we may be subject to infringement claims from others.

   We depend upon the licensor to adequately protect or enforce the intellectual property rights in connection with the custom school take-home folder and greeting card products, and the failure of the licensor to do so may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.
We hold the exclusive license from Venitech to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card, including the right to use the trademarks, "Community Alliance" and "Our Best Wishes," in 45 states of the United States. To our knowledge, the licensor has not yet secured registration for the trademarks, "Community Alliance" and "Our Best Wishes," in the United States or any other country. Despite the licensor's efforts to protect its proprietary rights, unauthorized persons may attempt to copy aspects of the Community Alliance Custom School Take-Home Folder and Our Best Wishes Greeting Card programs, product information and sales mechanics or to obtain and use information that the licensor regards as proprietary. Any encroachment upon the proprietary information, the unauthorized use of the trademarks, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Third parties may also claim infringement by us with respect to past, current or future programs. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation or cause service upgrade delays.

L. Two principals control 40% of our shares of common stock and have significant voting control over all matters pertaining to Fresh Ideas Media.

   By reason of their percentage share ownership, Mr. Phil E. Ray, our sole director and one of our two executive officers, and Ms. Ruth Daily, a principal shareholder, have significant control over all matters submitted for shareholder approval. Mr. Ray and Ms. Daily each currently own approximately 20%, or a total of approximately 40%, of our outstanding common stock. As a result, they have significant control over the outcome of all matters submitted to a vote of shareholders, which may include the election of directors, amendments to the articles of incorporation and approval of significant corporate transactions.

M. Officers may not be able to spend the necessary time to make Fresh Ideas Media a success.

   Both Mr. Phil E. Ray, president and a director of Fresh Ideas Media, and Ms. Alice Terry Ray, a director and our secretary, expect to contribute an average of 20 hours per week to company business initially. If, and as, we progress and our business expands, Mr. and Ms. Ray intend to increase the time they spend on our business and affairs in order to ensure implementation of our business plan. Further, as capital and/or revenue become available, we intend to add additional personnel. Both Mr. and Ms. Ray currently spend a substantial amount of their time with other companies of which they are officers, directors and/or principals, and this may create a conflict of interest insofar as where they devote their time. Mr. Ray owns and manages VentureVest Capital Corporation and American Business Services, Inc., two Denver, Colorado-based business consulting companies, and Ms. Ray serves as the Secretary of American Business Services. While both Mr. and Ms. Ray intend to spend the necessary time to make the company a success, it may be possible that the amount of time that they can spend may not be sufficient for the furtherance of our business plan, thereby reducing the chances for our success. If either individual is required to devote substantial amounts of time to VentureVest Capital's and/or American Business Services' affairs in excess of his or her current commitment level, it could materially limit his or her ability to devote time to our affairs and could have a material negative impact on us.

N. Our success will depend upon our present officers and the loss of their services could have a very negative effect on us.

   Our success will substantially depend upon Mr. Phil E. and Ms. Alice Terry Ray, our management, and the loss of their services could materially adversely affect our ability to operate. We will be heavily dependent upon the skills, talents and abilities of our executive officers and sole director to implement our business plan. We may find, from time to time, that the inability of Mr. or Ms. Ray to devote his or her full time and attention to our business results in a delay in progress toward implementing the business plan. Further, although both Mr. and Ms. Ray have experience with development-stage companies and Mr. Ray has extensive experience in advertising and marketing, neither individual has any experience in marketing sub-licenses for advertising products. This lack of experience may result in management's inability to develop and manage the business in a manner that is beneficial to our shareholders and us. Nevertheless, we believe that our success depends on the continued service of our management. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. We do not have an employment agreement with either of our current executives and we do not expect to enter into an employment agreement with either of them until business operations increase and a more extensive time commitment is necessary. Further, if Mr. and Ms. Ray leave us, new management's actions and views may not satisfy our former management, thus motivating Mr. Ray to sell his shares and thereby potentially depress the share price.

O.  Employment of additional personnel may be difficult.

   We intend to employ additional management and sales and other personnel as we implement our business plan. There can be no assurance that we will attract and retain key technical and other employees in the future. If we are unable to attract and retain the necessary management, sales and other personnel, it would limit or prevent us from implementing our proposed business and, possibly, from generating significant revenue.

P.  Inability to manage growth would adversely affect the company.

   Although we believe that we can manage the growth of the company as projected, the planned expansion will require additional personnel as well as the normal development of operation controls and systems required in a growing company. As we have developed our business plan around the projected growth, we cannot be certain that we will be able to attract the needed personnel and/or develop the necessary operation controls and systems required for future growth. However, we believe that the experience of the present personnel in developing early stage companies, and their experience in advertising, will be an asset in the growth of the company. Growth of the company, and our ability to manage the growth, if it occurs, will depend on several factors, including, but not limited to:

   - Development and maintenance of a system and method for obtaining sub-licensees in the 45 states in the licensed territory;

   - Development of the ability to properly train and support sub-licensees in their territories of operation; and

   - Significant expansion of our internal management and financial controls in order to maintain operational control and provide adequate staff support as our size and number of personnel increase.

   If we are unable to achieve any of the above objectives, it would negatively impact the potential to grow our business. As a result, the value of the shares would depreciate significantly.

Q. Due to the lack of a public market for our common stock, and the risk that one may never develop, investors may not be able to sell their shares.

   There is no public market for our common stock and no assurance that one will develop. Although our common stock is now listed on the OTCBB, As of November 30, 2007 there was no bid or ask price listed. Although our stock is listed on the OTCBB, there is no assurance that a trading market will develop in the common stock. Any one purchasing shares in the Company may be at risk of not being able to sell those shares on the open market. Purchase of shares in the Company presents a high degree of risk.

R. Even if our stock becomes quoted on an exchange, it will be thinly traded and highly volatile and may not increase in value to offer a return to the investor.

   Even though our common stock has been approved for quotation by a market maker through the Over-the-Counter Bulletin Board, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysis. Any market that develops for purchases and sales of our common stock is likely to be limited. Accordingly, we anticipate that our common stock will be, if at all, very thinly traded and the sale of a limited number of shares could cause the price to fall sharply. As a result, it may be difficult to sell shares of our common stock without significantly depressing the value of the shares. Unless we are successful in developing continued investor interest in our common stock, sales of our stock could continue to result in major fluctuations in the price of the stock. We do not expect to be able to obtain security or industry analyst coverage and our common stock may not have visibility in the financial markets because of this. The lack of analysis could also cause our stock price or trading volume to decline.

S. There is no assurance that a public market will develop for our stock, but, if a market develops, the stock will likely be subject to the "enny stock rules.

   We make no assurance that a public market will develop for our common stock. However, if a trading market develops, it is likely that transactions in our common stock will be subject to the Commission's penny stock rules and, as a result, any trading activity in our common stock may be materially adversely affected and broker-dealers may experience difficulty in completing customer transactions. Because our common stock will not be listed on a nationally approved exchange or the NASDAQ, we will not meet certain minimum financing requirements and the bid price, if any, for our common stock will be less than $5.00 per share, it will likely be considered penny stock within the meaning of Rule 3a-51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission regulates broker-dealer practices in connection with transactions in penny stocks. Further, penny stocks often suffer wide fluctuations in price and have certain disclosure requirements that make resale in the secondary market difficult, if not impossible.

This would adversely affect your ability to sell the shares in any trading market that may develop. Rules associated with transactions in penny stocks include the following:

   -  The delivery of a standardized risk disclosure document;

   - The provision of other information, such as current bid and offer quotations, the compensation to be provided to broker-dealers and salespersons and monthly accounting for penny stocks held in the customer's account;

   - Written determination that the penny stock is a suitable investment for the purchaser; and

   -  Written agreement to the transaction by the purchaser.

   Because our common stock will likely be subject to these rules in the event that a trading market develops, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our shares may be materially adversely affected. As a result, the market price of our common stock may be materially depressed and you may find it more difficult to sell the shares.

T. All of our present shareholders except two principals may be selling their shares and the selling of these shares could have a very adverse effect on the price of our stock.

   All of the shares owned by our shareholders, except our two principal shareholders, were registered under an SB2 Registration Statement filed by Fresh Idea Media and they may be selling all or most of their shares. If, a market develops for our shares via the OTC Bulletin Board, the shareholders may offer and sell the shares from time to time in each case at prices then prevailing in the public market at the time of sale, at prices related to these prevailing market prices or at negotiated prices, in open market transactions, in private or negotiated transactions or in a combination of these methods of sale. As a result, the price, if any, for the stock may fall. Because of the provisions of Rule 144, all restricted stock is currently available for sale in a public market, if one develops. The availability for sale of substantial amounts of stock under Rule 144 could reduce prevailing prices for the common stock. Because we have a limited number of shares of common stock issued and outstanding, sales of any significant number of shares into the market would depress the share price and the price may not appreciate thereafter.

U. Preferred stock may be issued that may have preferences over the common stock and may cause additional dilution. Preferred stock can be issued with a board of directors' resolution.

   We are authorized to issue 5,000,000 shares of preferred stock, which, if issued, may reduce the price of the common stock. Although no preferred stock is currently issued or outstanding, our directors are authorized by our articles of incorporation to issue preferred stock in series without the consent of our shareholders. Our preferred stock, if and when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. The issuance of preferred stock in series and the preferences given the preferred stock must be by a resolution of directors, but we do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common stock.

V. We have no audit, disclosure or compensation committee and our shareholders must rely on the actions of our sole director.

   Because we do not have an audit, disclosure or compensation committee, shareholders must rely on our sole director, who is not independent, to perform these functions. We do not have an audit, disclosure or compensation committee comprised of independent directors. Indeed, we do not have an audit, disclosure or compensation committee. Accordingly, the board of directors as a whole must perform the functions of audit, disclosure and compensation committee members. Our board of directors is presently comprised of one member, who is not independent. Thus, there is a potential conflict in that our sole director, who is also an executive officer, will determine management compensation and audit and disclosure issues that may affect management decisions.

W. Our company will be subject to reporting requirements of the SEC that can be costly and time consuming.

   The Company is a "Reporting Company" and as such, we will be subject to the information and reporting requirements of the Securities Exchange Act of 1934 and, accordingly, we will be obligated to file a Form 10-KSB with audited financial statements annually, a Form 10-QSB with unaudited financial statements quarterly and other reports with the Securities and Exchange Commission that are both costly and time consuming. These filings will place additional burdens on us, both financially and with regard to the demands on the time of our executive officers. If we cease filing these reports, our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board, which could reduce the value and liquidity of your investment in our shares. If we are not required under Section 12(g) or otherwise to be a mandatory Exchange Act filer because of the fact that we have less than 500 shareholders, we intend to continue as a voluntary reporting company, although we would not be subject to the proxy statement or other information requirements of the Securities Exchange Act. In the event that we are unable to establish a base of operations that generates sufficient cash flow or we are unsuccessful in obtaining additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations. If we subsequently decide to cease filing reports, our securities could no longer be quoted on the Over-the-Counter Bulletin Board. This could reduce the value and liquidity of your investment in our shares.

X.   We will not pay dividends to shareholders.

   Investors should not buy our common stock expecting to receive dividends. We have not paid any dividends on our common stock in the past, and we do not anticipate that we will pay any dividends in the foreseeable future. Our present intention is to utilize all available funds for the development of our business. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. There is no assurance that we will ever have excess funds available for the payment of dividends.

Forward-Looking Statements.

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:

- our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded;
-   our strategies; growth opportunities;
- product development and introduction relating to new and existing products;
-   the enterprise market and related opportunities;
-   competition and competitive advantages and disadvantages;
-   industry standards and compatibility of our products;
-   relationships with our employees;
-   our facilities,
-   operating lease and our ability to secure additional space;
-   cash dividends;
-   excess inventory;
-   our expenses;
-   interest and other income;
-   our beliefs and expectations about our future success and results;
-   our operations results;
- our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements;
-   our expectations regarding our revenues and customers; and
-   investments and interest rates.

These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The Corporation undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM 7.   FINANCIAL STATEMENTS


FRESH IDEAS MEDIA, INC.
Consolidated Financial Statements



TABLE OF CONTENTS


                                                              Page

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                     28


CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheet                                  29
   Consolidated statements of operation                        30
   Consolidated statements of stockholders' equity             31
   Consolidated statements of cash flows                       32
   Notes to consolidated financial statements                  34

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

Board of Directors
Fresh Ideas Media, Inc.
Castle Rock, Colorado

I have audited the accompanying consolidated balance sheet of Fresh Ideas Media, Inc. and (a development stage company) as of November 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2006 and 2007, and for the period from inception of the development stage (February 18, 2005) through November 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Ideas Media, Inc. at November 30, 2007, and the consolidated results of its operations and its cash flows for the years ended November 30, 2006 and 2007, and for the period from inception of the development stage (February 18, 2005) through November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora Colorado                            /s/Ronald R. Chadwick, P.C.
January 18, 2008                           ---------------------------
                                           RONALD R. CHADWICK, P.C.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
November 30, 2007

ASSETS
   Current assets
      Cash                                                    $  7,440
      Sub-license accounts receivable - current                  2,000
      Deferred license expense - current                         6,000
                                                              --------
             Total current assets                               15,440
                                                              --------
      Sub-license accounts receivable                            6,000
      Deferred license expense                                   8,654
                                                              --------
                                                                14,654
                                                              --------
Total Assets                                                  $ 30,094
                                                              ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                        $  2,525
      License account payable - related party                    2,000
      Unearned revenue - current                                 4,000
                                                              --------
             Total current liabilities                           8,525
                                                              --------
      Unearned revenue                                          10,686
                                                              --------
Total Liabilities                                               19,211
                                                              --------
Stockholders' Equity
      Preferred stock, $.001 par value;
          5,000,000 shares authorized;
          none issued and outstanding                                -
      Common stock, $.001 par value;
          95,000,000 shares authorized;
          1,507,000 shares issued and outstanding                1,507
      Additional paid in capital                                90,167
      Deficit accumulated during the development stage         (80,791)
                                                              --------
Total Stockholders' Equity                                      10,883
                                                              --------
Total Liabilities and Stockholders' Equity                    $ 30,094
                                                              ========

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Feb. 18, 2005
                                                                          (Inception)
                                          Year Ended      Year Ended        Through
                                         Nov. 30, 2006   Nov. 30, 2007   Nov. 30, 2007
                                         -------------   -------------   -------------
Sales                                      $  16,100        $  14,206       $  31,140
Cost of goods sold                            10,000            8,200          18,200
                                           ---------        ---------       ---------
Gross profit                                   6,100            6,006          12,940
                                           ---------        ---------       ---------
Operating expenses:
      Amortized license                        6,000            6,000          15,571
      General and administrative              19,875           48,046          75,171
                                           ---------        ---------       ---------
                                              25,875           54,046          90,742
                                           ---------        ---------       ---------
Gain (loss) from operations                  (19,775)         (48,040)        (77,802)
                                           ---------        ---------       ---------
 Other income (expense):
      Interest expense                        (1,110)            (850)         (2,277)
                                           ---------        ---------       ---------
                                              (1,110)            (850)         (2,277)
                                           ---------        ---------       ---------

Income (loss) before provision
   for income taxes                          (20,885)         (48,890)        (80,079)

Provision for income tax                         712                -             712
                                           ---------        ---------       ---------
 Net income (loss)                         $ (21,597)       $ (48,890)      $ (80,791)
                                           =========        =========       =========
 Net income (loss) per share
 (Basic and fully diluted)                 $   (0.03)       $   (0.05)
                                           =========        =========
 Weighted average number of
 common shares outstanding                   706,000          972,700
                                           =========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Deficit
                                                                   Accum.
                          Common Stock                            During the   Stock-
                                   Amount   Paid In   Treasury   Development  holders'
                        Shares  ($.001 Par) Capital     Stock       Stage      Equity
                        ------------------  -------   --------   -----------  --------
Balances at February
  18, 2005                   -   $     -   $     -    $     -    $      -    $     -

Compensatory stock
  issuances            300,000       300     1,200          -           -      1,500

Sales of common stock  406,000       406     6,394          -           -      6,800

Net income (loss) for
  the period                 -         -         -          -     (10,304)    (10,304)
                     ---------    ------   -------    -------    --------    --------
Balances at November
  30, 2005             706,000    $  706   $ 7,594    $     -    $(10,304)   $ (2,004)

Net income (loss)
  for the period             -         -         -          -     (21,597)    (21,597)
                     ---------    ------   -------    -------    --------    --------
Balances at November
  30, 2006             706,000    $  706   $ 7,594    $     -    $(31,901)   $(23,601)

Sales of common stock  801,000       801    79,274          -           -      80,075

Debt relief - related
  party                      -         -     3,299          -           -       3,299

Net income (loss)
  for the period             -         -         -          -     (48,890)    (48,890)
                     ---------    ------   -------    -------    --------    --------
Balances at November
  30, 2007           1,507,000    $1,507   $90,167    $     -    $(80,791)   $ 10,883
                     =========    ======   =======    =======    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Feb. 18, 2005
                                                                          (Inception)
                                             Year Ended     Year Ended       Through
                                           Nov. 30, 2006  Nov. 30, 2007  Nov. 30, 2007
                                           -------------  -------------  -------------
 Cash Flows From Operating Activities:
      Net income (loss) during the
        development stage                   $  (21,597)     $  (48,890)   $  (80,791)

      Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
          Compensatory stock issuances               -               -         1,500
          Accounts receivable                    2,500           5,000        (8,000)
          Deferred receivable                      712               -             -
          Deferred expenses                      5,775           6,000       (14,654)
          Loan payable - related party          (9,000)         (4,500)        2,000
          Accrued interest payable               1,110          (1,377)            -
          Income taxes payable                    (712)              -             -
          Deferred revenues                     (6,000)         (8,480)       14,686
          Accounts payable                       2,525               -         2,525
                                             ---------       ---------     ---------
             Net cash provided by (used for)
             operating activities              (24,687)        (52,247)      (82,734)
                                             ---------       ---------     ---------

Cash Flows From Investing Activities:
                                                     -               -             -
             Net cash provided by (used for)
             investing activities                    -               -             -

(Continued On Following Page)






The accompanying notes are an integral part of the consolidated financial statements.

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

                                                                         Feb. 18, 2005
                                                                          (Inception)
                                             Year Ended     Year Ended       Through
                                           Nov. 30, 2006  Nov. 30, 2007  Nov. 30, 2007
                                           -------------  -------------  -------------
 Cash Flows From Financing Activities:
      Notes payable - borrowings               16,500                          24,500
      Notes payable - payments                      -          (21,201)       (21,201)
      Sales of common stock                         -           80,075         86,875
                                             --------         --------       --------
           Net cash provided by (used for)
           financing activities                16,500           58,874         90,174
                                             --------         --------       --------
 Net Increase (Decrease) In Cash                9,000            6,627          7,440
Cash At The Beginning Of The Period            (8,187)             813              -
                                             --------         --------       --------
 Cash At The End Of The Period               $    813         $  7,440       $  7,440
                                             ========         ========       ========

Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

In 2007 the Company an officer donated $3,299 in amounts owed to him to the Company's capital.

 Supplemental Disclosure

 Cash paid for interest                      $      -         $  2,227       $  2,227
 Cash paid for income taxes                  $      -         $      -       $      -



The accompanying notes are an integral part of the consolidated financial statements.

Fresh Ideas Media, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
Organization

Fresh Ideas Media, Inc. (the "Company") was incorporated on February 22, 2005 in the State of Nevada. The Company is in the development stage and its intent is to conduct business as an advertising and consulting company.

In February, 2005 the Company formed a subsidiary called Community Alliance, Inc. The subsidiary was formed on February 22, 2005 as a Nevada corporation. On March 24, 2005, 100 shares of Community Alliance, Inc. were issued to Fresh Ideas Media, Inc. The total shares outstanding of Community Alliances, Inc. are the 100 shares of common stock issued to Fresh Ideas Media, Inc., thus making Community Alliance, Inc. a wholly owned subsidiary of Fresh Ideas Media, Inc.
The 100 shares were issued as payment in full for the assignment of the License Agreement between Fresh Ideas Media, Inc. and Venitech, LLC. Fresh Ideas Media, Inc. acquired the right to sub-license the business model (take-home school folders) from Venitech, LLC. Fresh Ideas Media, Inc. then transferred the License to Community Alliance, Inc. Community Alliance, Inc. is now marketing the sub-licenses throughout the United States. The Company also formed a subsidiary on September 1, 2005 called Our Best Wishes, Inc. for $200 in exchange for 100 shares. Our Best Wishes, Inc. has had no activity other than its formation.

The Company has chosen November 30 as a year end and had little significant activity from inception to November 30, 2007.
All financials of Fresh Ideas Media, Inc. and Community Alliance, Inc. have been consolidated in the accompanying financial statements.

Principles of consolidation
The consolidated financial statements include the accounts of Fresh Ideas Media, Inc. and its wholly owned subsidiary. All intercompany transactions have been eliminated.

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the period February 18, 2005 (date of inception) through November 30, 2007 of $80,791 and a loss of $48,890 for the twelve months ended November 30, 2007. The Company had a working capital deficit of $33,089 at November 30, 2006 with only a small surplus at November 30, 2007. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts

Fresh Ideas Media, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to Consolidated Financial Statements - (Continued)

and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that is has access to sufficient cash and capital resources from related parties to operate and grow its business for the next 12 months.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Cash and cash equivalents
All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Concentration of Credit Risk
The Company sells licenses to companies or individuals. In some cases the licensee will pay cash for the full amount of the license fee and in other cases the licensee will pay an amount down and pay the balance over a period of time. The Company extends credit to the licensee based on an evaluation of the customer's financial condition, generally without collateral, other than the possibility of revoking the license if the licensee does not make the payments on time. Exposure to losses on receivables is principally dependent on each licensee's financial condition. The Company will monitor its exposure for credit losses and will maintain allowances for anticipated losses, as required. Since the Company is in its early stage, it is too early to tell what the percentage of payment of all licensees will be.

Property and equipment
The company has no property or equipment at this time.

Revenue Recognition
Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer's on-sale date.

The Company follows the guidance of the Securities and Exchange
Commission's Staff Accounting Bulletin 104 ("SAB 104") for revenue recognition. SAB 104 provides guidance on applying accounting

Fresh Ideas Media, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to Consolidated Financial Statements - (Continued)

principles generally accepted in the United States of America to revenue recognition in financial statements and applies provisions therein to the Company's sublicensing income and licensing expense whereby the income and expense amounts are recognized as time passes in accordance with the applicable contracts. The Company requires the sub-licensees to pay a publication fee of $1,900 for each school project that includes the creation of advertisements for the sponsors and the production, printing, and delivery of the completed folders and recognizes income when delivered and collections of amounts due can be reasonably expected. In instances of small schools, the publication fee may be reduced.

Advertising expenses
Advertising costs are expensed when incurred. No advertising was conducted during the twelve months ended November 30, 2006 or 2007.

Income taxes
Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is currently filing its income tax returns on the cash basis.

Earnings (loss) per share
Basic earnings per share are computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of the conversion options of the debentures.

Note 2 - Development Stage Company
Based upon the Company's business plan, it is a development stage enterprise. The Company is currently devoting most of its efforts toward raising capital, developing business and marketing strategies, and seeking territorial sub-licenses.

Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the income accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Fresh Ideas Media, Inc. and Subsidiary
(A Developmental Stage Enterprise)
Notes to Consolidated Financial Statements - (Continued)

Note 3 - Related Party Transactions
At November 30, 2006 the Company had notes payable to a corporation controlled by an officer of $24,500. The notes bore interest at 5% per annum. Interest expense under the notes in fiscal year 2006 and 2007 was $1,110 and $850. The notes were retired in full in fiscal year 2007, with the payment of $21,201 in cash, and with the officer donating the remaining $3,299 to paid-in-capital.

Note 4 - Commitments
Currently the Company's office space is provided by the President at no charge. In the future the Company intends to lease office space as needed.

Note 5 - Segment Information
Fresh Ideas Media, Inc. has determined that it has one reportable segment, the sale of licenses for the Community Alliance business model.

Note 6 - Common Stock
During fiscal year 2007, the Company sold 801,000 common shares under a public stock offering at $0.10 per share.

Note 7 - Income Taxes
Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At November 30, 2006 and 2007 the Company had net operating loss carryforwards of approximately $18,000 and $67,000 which begin to expire in 2025. The deferred tax asset of $3,600 and $13,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2006 and 2007 was $4,000 and $9,400.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES.

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Phillip E. Ray, the Chief Executive Officer and A. Terry Ray, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

Our directors and executive officers are:

Name              Age   Position
----              ---   --------
Phillip E. Ray    70    President, Chief Executive Officer, Director
A. Terry Ray      63    Treasurer, Secretary, Director

   Mr. Phil E. Ray has had experience in the management of public and non-public companies, including developing national marketing programs, advertising and publications, product development, investor relations, public securities offerings, corporate development, business plan preparation, financing strategies for developing companies and many other areas of corporate development and management. Mr. Ray has served as the President, a director and the sole shareholder of VentureVest Capital Corporation and American Business Services, Inc., two Denver, Colorado-based companies, since he founded the businesses in 1997. VentureVest Capital and American Business Services are engaged in business consulting in the areas of advertising, marketing, mergers and acquisitions and strategic planning, primarily, for companies preparing for an initial public securities offering or a private securities placement.

   Mr. Ray was Assistant Manager of Howlett Distributing in Las Vegas, Nevada, prior to founding his own advertising business in 1958. From 1958 until 1971, he served as owner and President of Advertising Productions of Nevada, Inc., an advertising service, and Phil E. Ray & Associates, a full-service advertising agency. Mr. Ray relocated to Colorado in 1971. In 1972, he founded and served as President and Chairman of the Board of Directors of Electromedics, Inc., a Colorado corporation specializing in medical products. Electromedics became a public company in 1974 through an initial public securities offering. Electromedics developed into a company with diversified medical, industrial and consumer products. Mr. Ray acquired the consumer products division of Electromedics in 1981, organized a new company and eventually merged that company with a public company to spend full time in business consulting and other ventures, including VentureVest Capital and American Business Services.

   Ms. Alice Terry Ray has served as the corporate secretary of a number of public and private corporations and the administrative assistant or secretary to presidents of several companies for many years. Since 1993, she has served as the Secretary of American Business Services, one of the business consulting companies owned by Mr. Ray. From 1995 to January 2004, she was employed as a senior administrator for Denver Reserve, Inc., a company in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray currently serves as President of a literary guild and she has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

Term of Office

   Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

   Board has been responsible for the Audit Committee function. As such, under the definition of "independence" as set forth in NASDAQ Marketplace Rule 4350, we do not have a fully independent audit committee. As our common stock is traded via the Over-the-Counter Bulletin Board and is not listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee. In addition, we do not have a designated audit committee financial expert.

The Board has not designated a separate compensation or nominating committee.

Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: Fresh Ideas Media, Inc., 4980 Silver Pine Drive, Castle Rock, CO 80108.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of Fresh Ideas Media's equity securities, to file reports of ownership and changes in ownership with the Securities and

Exchange Commission. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish Fresh Ideas Media with copies of all Section 16(a) forms they file.

          To Fresh Idea Media's knowledge, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Nominating Committee

  As we are not required by federal securities laws to have a separate Nominating Committee, the entire Board is responsible for this function.

Compensation Committee

  At the time of this filing, there have been no employees of Fresh Ideas Media and, therefore, there is no need for a Compensation
Committee.


ITEM 10.   EXECUTIVE COMPENSATION.

   No executive of Fresh Ideas Media has received compensation since the inception of Fresh Ideas Media. We have not determined when we will be in a position to pay our officers.

Executive Employment Contracts

   Our named executive officers serve "at will" with no written employment agreements. They do not currently receive any compensation for such services.

Equity Compensation Plan Information as of November 30, 2007.
   We do not have any equity compensation plans outstanding as of November 30, 2007.

Director Compensation

   We do not pay our directors compensation and have no intention to pay our directors compensation in the near future.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 30, 2007, the beneficial ownership of our 600,000 outstanding shares of common stock by (1) the only persons who own of record or are known to own beneficially, more than 5% of our common stock; (2) each director and executive officer; and (3) all directors and officers as a group.

                             Number of             Percent
Name                          Shares          Beneficially Owned
----                         ---------        ------------------

Phillip E. Ray                 300,000               19.9 %
Ruth Daily                     300,000               19.9 %

All directors and officers
 as a group 5 persons)         600,000               39.8 %

The address of Phillip E. Ray is 4980 Silver Pine Drive, Castle Rock,
CO 80108

Promoters

   We were founded in 2005. Phillip E. Ray was instrumental in our organization and may be considered a promoter of our company. He received no consideration for his services in connection with our organization. Mr. Ray purchased 300,000 shares of our common stock for $1,500.00 in February, 2005.

   On February 25, 2005, we issued 300,000 shares of common stock to Ms. Ruth Daily for services performed in connection with the organization of Fresh Ideas Media. We valued the services at $1,500, or $0.005 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

   Alice T. Ray, an officer and director is the wife of Phillip E. Ray, an officer and director.

   Since our inception, and at various times, other companies owned by Mr. Ray have loaned money to Fresh Ideas Media on an as needed basis. For some of the money loaned, promissory notes were issued and interest paid. Other loans were short term and no Promissory notes were generated. At November 30, 2007, all loans had been repaid.

Director Independence.

Our board of directors consists of Phillip E. Ray and A. Terry Ray. Neither Phillip Ray nor A. Terry Ray is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation".

ITEM 13.   EXHIBITS.

Item
Number                Description

3.0   Articles of Incorporation of Fresh Ideas Media, Inc., filed
February 16, 2005.*

3.1    Bylaws of Fresh Ideas Media, Inc.*

3.2 Articles of Incorporation of Community Alliance, Inc., filed February 22, 2005.*

3.3   Bylaws of Community Alliance, Inc.*

3.4   Articles of Incorporation of Our Best Wishes, Inc., filed
September 1, 2005.*

3.5   Bylaws of Our Best Wishes, Inc.*

4.0   Form of stock certificate.*

10.0 License Agreement dated March 14, 2005, between Venitech, LLC, and Fresh Ideas Media, Inc.*

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

10.7 License Agreement dated November 29, 2005, between Fresh Ideas Media, Inc., and Ms. Rachelle Hagerty.**

10.8 Promissory Note dated March 1, 2006, in the principal amount of $4,000 payable by American Business Services, Inc., as the maker, to Fresh Ideas Media, Inc., as the holder.***

10.9 Addendum to Licensing Agreement dated March 24, 2006, between Community Alliance, Inc., and CTN Enterprises.***

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

21.0   List of Subsidiaries.***

----------
         * Incorporated by reference to the registration statement on Form SB-2 filed on March 7, 2006.

         **Incorporated by reference to the amendment #1 to the registration statement on Form SB-2 filed on September 13, 2006.

         ***Incorporated by reference to the amendment #3 to the registration statement on Form SB-2 filed on February 21, 2007.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its principal accounting firm during the calendar years ended November 30, 2007 and 2006:

Fee Category                          2007           2006
------------                          ----           ----

Audit Fees ..................       $ 4,200        $     0
Audit-related fees ..........       $ 3,500        $     0
Tax Fees ....................       $     0        $     0
All other fees ..............       $     0        $     0
Total fees ..................       $ 7,700        $     0

AUDIT FEES. - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

TAX FEES. - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

ALL OTHER FEES. - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRESH IDEAS MEDIA, INC.

January 24, 2008                           By: /s/ Phillip E. Ray
                                           ----------------------
                                           Phillip E. Ray
                                          (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----


/s/ Phillip E. Ray            President               January 24, 2008
--------------------        (principal executive, financial and
Phillip E. Ray               accounting officer)

/s/A. Terry Ray              Director                 January 24, 2008
--------------------


31