Form 10QSB
period 2008-02-29
FRESH IDEAS MEDIA INC
filed 2008-04-09
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended February 29, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-132252


Fresh Ideas Media, Inc.
(Exact name of small business issuer as specified in its charter)

         Nevada                                      20-2574313
(State or other jurisdiction                        (IRS Employer
     of incorporation                             Identification No.)
      or organization)

        4980 Silver Pine Drive
        Castle Rock, Colorado 80108
       (Address of principal                          (Postal Code)
         executive office)

(303) 730-7939
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, February 29, 2008: Common Stock - 1,507,000

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)


                                                            Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet                                    3
Consolidated statements of operation                          4
Consolidated statements of cash flows                         5
Notes to consolidated financial statements                    6

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
February 29, 2008

ASSETS

Current assets
  Cash                                                      $    2,756
  Sub-license accounts receivable-current                        2,000
  Deferred license expense - current                            12,000
                                                            ----------
      Total current assets                                      16,756
                                                            ----------
  Sub-license accounts receivable                                6,000
  Deferred license expense                                      18,654
  Other assets                                                     900
                                                            ----------
                                                                25,554
                                                            ----------
      Total assets                                          $   42,310
                                                            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                          $    2,525
  License account payable - related party                       35,050
  Unearned revenue - current                                     3,000
  Deposit liability                                              2,596
                                                            ----------
      Total current liabilities                                 43,171
                                                            ----------
  Unearned revenue                                              10,686
                                                            ----------
Total Liabilities                                               53,857

Stockholders' Equity
  Preferred stock, $.001 par; 5,000,000 shares
    authorized; none issued and outstanding                          -
  Common stock, $.001 par; 95,000,000 shares
    authorized; 1,507,000 shares
    issued and outstanding                                       1,507
  Additional paid-in capital                                    90,167
  Deficit accumulated during the development stage            (103,221)
                                                            ----------
Total Stockholders' Equity                                     (11,547)
                                                            ----------
Total Liabilities and Stockholders' Equity                  $   42,310
                                                            ==========

The accompanying notes are an integral part of the consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended
                                          February 29,             February 15, 2005
                                        ------------------       (Inception) through
                                        2007         2008          February 29, 2008
                                     ----------   ----------       ------------------
Sales                                $   1,242     $   1,000            $  32,140
Cost of goods sold                           -             -               18,200
                                     ---------     ---------            ---------
  Gross profit                           1,242         1,000               13,940

Operating expenses:
  Amortized license                      1,500         4,000               19,571
  General and administrative             7,953        19,430               94,601
                                     ---------     ---------            ---------
                                         9,453        23,430              114,172
                                     ---------     ---------            ---------
Gain (loss) from operations             (8,211)      (22,430)            (100,232)

Other income (expense)
  Interest expense                        (263)            -               (2,277)
                                     ---------     ---------            ---------
                                          (263)            -               (2,277)
                                     ---------     ---------            ---------
Income (loss) before provision
  for income taxes                      (8,474)      (22,430)            (102,509)

Provision for income tax                     -             -                  712
                                     ---------     ---------            ---------

Net income (loss)                    $  (8,474)    $ (22,430)           $(103,221)
                                     =========     =========            =========
Net income (loss) per share
  (Basic and fully diluted)          $   (0.00)    $   (0.00)
                                     =========     =========
     Discontinued operations         $   (0.00)    $    0.00
                                     =========     =========
Weighted average number of
  common shares outstanding            706,000     1,507,000
                                     =========     =========

The accompanying notes are an integral part of these consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended
                                             February 29,             February 15, 2005
                                           ------------------       (Inception) through
                                           2007         2008          February 29, 2008
                                        ----------   ----------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) during the
    development stage                    $  (8,474)    $ (22,430)          $(103,221)
                                         ---------     ---------           ---------
  Adjustments to reconcile net loss to
    Net cash provided by (used for)
      operating activities:
      Compensatory stock issuances                                             1,500
      Accounts receivable                                                     (8,000)
      Deferred receivable
      Deferred expenses                      1,500       (16,000)            (30,654)
      Other assets                                          (900)               (900)
      Loan payable - related party           7,700        33,050              35,050
      Accrued interest payable                 263             -                   -
      Income taxes payable
      Deferred revenues                     (1,242)       (1,000)             13,686
      Accounts payable                                                         2,525
      Deposits held                               -        2,596               2,596
                                         ---------      --------           ---------

  Net cash provided by (used for)
   operating activities                       (253)       (4,684)            (87,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by (used for)
   investing activities                          -             -                   -
                                         ---------      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable - borrowings                     -             -              24,500
  Notes payable - payments                       -             -             (86,875)
  Sales of common stock                          -             -              90,174
                                         ---------      --------            --------

Net Increase (Decrease) In Cash               (253)       (4,684)              2,756
Cash At The Beginning Of The Period            813         7,440                   -
                                         ---------      --------            --------
Cash At The End Of The Period            $     560      $  2,756            $  2,756
                                         =========      ========            ========

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                           Three Months Ended
                                             February 29,             February 15, 2005
                                           ------------------       (Inception) through
                                           2007         2008          February 29, 2008
                                        ----------   ----------       ------------------

Schedule of Non-Cash Investing And Financing Activities
-------------------------------------------------------
In 2007, an officer donated $3,299 in amounts owed to him to the
Company's capital.

Supplemental Disclosure
-----------------------
Cash paid for interest                    $        -    $        -        $     2,227
Cash paid for income taxes                $        -    $        -        $         -


The accompanying notes are an integral part of these consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Fresh Ideas Media, Inc. (the "Company"), was incorporated in the State of Nevada on February 22, 2005. The Company is engaged in the advertising and consulting business. In February 2005 the Company formed a wholly owned subsidiary called Community Alliance, Inc., a Nevada corporation. Community Alliance, Inc. markets sub-licenses for take home school folders. The Company has only commenced limited operations and has not yet generated significant revenues, and is therefore considered a development stage company.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         Statements made in this report that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets" or similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of such statement. The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects.

Overview of Company

Fresh Ideas Media, Inc. ("we," "us") is a specialized advertising and marketing company that commenced operations in mid-2005. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. The licensor excepted five states from the license agreement because the licensor is aware of and/or has some relationship with other companies engaged in business to supply elementary schools with custom school take-home folders in those states. We believe that we can build a substantial advertising enterprise in the 98 identified territories within the 45 states covered by the license agreement.

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

We were incorporated in Nevada on February 22, 2005. Our principal executive offices are located at 4980 Silver Pine Drive, Castle Rock, Colorado 80108, and our telephone number is (303) 814-0076. We are considered a development stage company. We have generated nominal revenues since inception, and we had an accumulated net loss from inception through February 29, 2008 of ($103,221). Mr. Phillip E. Ray and Mrs. A. Terry Ray, Mr. Ray's spouse, are solely responsible for running our operations. We have no other employees at this time.

We filed a Form SB-2 registration statement with the SEC that became effective on April 4, 2007. The registration statement was for an initial public offering of 1,000,000 shares of common stock at $0.10 per share. Additionally, we registered for resale 106,000 shares of common stock owned by selling stockholders. We sold 801,000 shares of common stock in the offering to forty-four persons for gross proceeds of $80,100. We have used the proceeds from the offering for offering expenses, for working capital in connection with ongoing operations and to reduce some company debt.

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

Since our inception through February 29, 2008, we have sold a total of four sub-licenses at $10,000 each. The sub-licenses were sold in Arizona, Missouri, Ohio and Kentucky. Two of the sub-licenses were sold to members of the family of our President. The Arizona sub-licensee paid the total sub-license fee of $10,000, while the other sub-licensees paid a deposit of $2,000 each for a sub-license and will pay the balance of the sub-license fee over a period of time. Our strategies to increase our revenues in the future include a strong marketing program to sell sub-licenses throughout the United States and to add additional advertising programs. To fund our ongoing operations, we will rely on the sale of sub-licenses and revenue
generated from the design and printing of the school folders.   In
terms of priority for future development, our first priority will be to increase revenues by increasing our sales of sub-licenses for the school folder program. While underway, we anticipate most of our day-to-day efforts being dedicated to this effort.

Three Months Ended February 29, 2008 Compared to Three Months Ended February 29, 2007

Revenues

Revenues were $1,242 for the three months ended February 29, 2007 compared to $1,000 for the three months ended February 29, 2008.

Operating Expenses

Operating expenses increased from $9,453 for the three months ended February 29, 2007 to $22,430 for the three months ended February 29, 2008. The increase in operating expenses was primarily due to an increase in general and administrative expenses due to an increase of corporate activity.

Net Loss

Net loss increased from $8,474 for the three months ended February 29, 2007 to $22,430 for the three months ended February 29, 2008. The increase in net loss was primarily due to an increase in general and administrative expenses due to an increase of corporate activity.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. T he preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Financial Condition

We had total assets of $42,310 as of February 29, 2008, which consisted solely of current assets and included cash of $2,756, the current portion of sub-license accounts receivable of $2,000 and the current portion of deferred license expense of $12,000.

We had total liabilities of $53,857 as of February 29, 2008, which included total current liabilities of $43,171. Current liabilities included accounts payables of $2,525, related party license account payable of $35,050, deposit liability of $2,596 and current unearned revenue of $3,000.

We had an accumulated deficit of $103,221 through February 29, 2007.

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

Burden of SEC Reporting Requirements

We have chosen to become a "reporting company" and hereafter we will be subject to the information and reporting requirements of the Securities Exchange Act of 1934. Accordingly, we will be obligated to file a Form 10-KSB with audited financial statements annually, a Form 10-QSB with unaudited financial statements quarterly and other reports with the Securities and Exchange Commission that are both costly and time consuming. These filings will place additional burdens on us, both financially and with regard to the demands on the time of our executive officers. If we cease filing these reports, our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board, which could reduce the value and liquidity of your investment in our shares. If we are not required under Section 12(g) or otherwise to be a mandatory Exchange Act filer because of the fact that we have less than 500 shareholders, we intend to continue as a voluntary reporting company, although we would not be subject to the proxy statement or other information requirements of the Securities Exchange Act. In the event that we are unable to establish a base of operations that generates sufficient cash flow or we are unsuccessful in obtaining additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations. If we subsequently decide to cease filing reports, our securities could no longer be quoted on the Over-the-Counter Bulletin Board. This could reduce the value and liquidity of your investment in our shares.

Item 3. Controls and Procedures

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of

December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Corporation's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that the Corporation's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
         not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits.

   Exhibit 31 - 302 certifications
   Exhibit 32 - 906 certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 8, 2008

Fresh Ideas Media, Inc.

By  /s/ Phillip E. Ray
    ------------------------
    Phillip E. Ray
    President and Director