Form 10-Q
period 2008-05-31
FRESH IDEAS MEDIA INC
filed 2008-07-11
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended May 31, 2008

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, May 31, 2008: Common Stock - 1,507,000

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

FRESH IDEAS MEDIA, INC.
FORM 10-Q
For the quarterly period ended May 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

Fresh Ideas Media, Inc.
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)


TABLE OF CONTENTS


                                                           Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet                                  4
Consolidated statements of operation                        5
Consolidated statements of cash flows                       6
Notes to consolidated financial statements                  8

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
May 31, 2008
(Unaudited)

ASSETS

Current assets
  Cash                                                      $      436
  Deferred license expense - current                             8,000
                                                            ----------
      Total current assets                                       8,436
                                                            ----------
  Deferred license expense                                      18,654
  Other assets                                                     900
                                                            ----------
                                                                19,554
                                                            ----------
      Total assets                                          $   27,990
                                                            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                          $    2,525
  Related party payable                                          1,600
  License account payable - related party                       35,050
  Unearned revenue - current                                     3,000
  Deposit liability                                              2,596
                                                            ----------
      Total current liabilities                                 44,771
                                                            ----------
  Unearned revenue                                               1,841
                                                            ----------
Total Liabilities                                               46,612

Stockholders' Equity
  Preferred stock, $.001 par; 5,000,000 shares
    authorized; none issued and outstanding                          -
  Common stock, $.001 par; 95,000,000 shares
    authorized; 1,507,000 shares
    issued and outstanding                                       1,507
  Additional paid-in capital                                    90,167
  Deficit accumulated during the development stage            (110,296)
                                                            ----------
Total Stockholders' Equity                                     (18,622)
                                                            ----------
Total Liabilities and Stockholders' Equity                  $   27,990
                                                            ==========

The accompanying notes are an integral part of the consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                     Period From
                                                                                    Feb. 22, 2005
                                Three Months Ended            Six Months Ended     (Inception of
                                      May 31,                     May 31,            Dev. Stage)
                                ------------------          ------------------           To
                                2007         2008           2007          2008      May 31, 2008
                             ----------   ----------     ----------   ----------    ------------
Sales                        $   1,398     $  15,126      $   2,640    $ 16,126       $  47,266
Cost of goods sold                   -             -              -           -          18,200
                             ---------     ---------      ---------    --------       ---------
Net product revenue              1,398        15,126          2,640      16,126          29,066
                             ---------     ---------      ---------    --------       ---------
Total Revenues                   1,398        15,126          2,640      16,126          29,066
                             ---------     ---------      ---------    --------       ---------
Operating expenses:
  Amortized license              1,500         4,000          3,000       8,000          23,571
  General and administrative    27,180        18,201         36,663      37,631         112,802
                             ---------     ---------      ---------    --------       ---------
                                28,680        22,201         39,663      45,631         136,373
                             ---------     ---------      ---------    --------       ---------
Gain (loss) from operations    (27,282)       (7,075)       (37,023)    (29,505)       (107,307)

Other income (expense)
  Other income                   1,851             -          1,851           -               -
  Interest expense                (262)            -           (525)          -          (2,277)
                             ---------     ---------       --------    --------       ---------
                                 1,589             -          1,326           -          (2,277)
                             ---------     ---------       --------    --------       ---------
Income (loss) before provision
  for income taxes             (25,693)       (7,075)       (35,697)    (29,505)       (109,584)

Provision for income tax             -             -              -           -             712
                             ---------     ---------       --------    --------       ---------

Net income (loss)            $ (25,693)    $  (7,075)      $(35,697)   $(29,505)      $(110,296)
                             =========     =========       ========    ========       =========
Net income (loss) per share
  (Basic and fully diluted)  $   (0.03)    $   (0.00)      $  (0.04)   $  (0.02)
                             =========     =========       ========    ========
Weighted average number of
  common shares outstanding    946,667     1,507,000        826,333   1,507,000
                             =========     =========       ========   =========

The accompanying notes are an integral part of these consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Period From
                                                                       Feb. 22, 2005
                                           Six Months Ended            (Inception of
                                                 May 31,                 Dev. Stage)
                                           ------------------                To
                                           2007         2008             May 31, 2008
                                        ----------   ----------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) during the
    development stage                    $ (35,697)    $ (29,505)          $(110,296)
                                         ---------     ---------           ---------
  Adjustments to reconcile net loss to
    Net cash provided by (used for)
      operating activities:
      Accounts receivable                   (2,000)        8,000                   -
      Deferred receivable                        -             -                   -
      Deferred license expense               3,000       (12,000)            (26,653)
      Other assets                                          (900)               (900)
      Accounts payable                           -             -               2,525
      Accounts payable -related party            -        34,650              34,650
      Loan payable - related party               -             -               2,000
      Accrued interest                        (711)            -                   -
      Income taxes payable                       -             -                   -
      Deferred revenues                       (491)       (9,845)              4,841
      Compensatory stock issuances               -             -               1,500
      Deposits held                              -         2,596               2,596
                                         ---------      --------           ---------

  Net cash provided by (used for)
   operating activities                    (35,899)       (7,004)            (89,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by (used for)
   investing activities                          -             -                   -
                                         ---------      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock                     80,075             -              86,875
  Notes payable - borrowings                     -             -              24,500
  Notes payable - payments                 (11,500)            -             (21,201)
  Net cash provided by (used for)
   Financing activities                     68,575             -              90,174
                                         ---------      --------            --------

Net Increase (Decrease) In Cash             32,676        (7,004)                436
Cash At The Beginning Of The Period            813         7,440                   -
                                         ---------      --------            --------
Cash At The End Of The Period            $  33,489      $    436            $    436
                                         =========      ========            ========

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

                                                                        Period From
                                                                       Feb. 22, 2005
                                           Six Months Ended            (Inception of
                                                 May 31,                 Dev. Stage)
                                           ------------------                To
                                           2007         2008             May 31, 2008
                                        ----------   ----------       ------------------
Schedule of Non-Cash Investing And Financing Activities
-------------------------------------------------------
None

Supplemental Disclosure
-----------------------
Cash paid for interest                  $      711    $        -
Cash paid for income taxes              $        -    $        -


The accompanying notes are an integral part of these consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Fresh Ideas Media, Inc. (the "Company"), was incorporated in the State of Nevada on February 22, 2005. The Company is engaged in the advertising and consulting business. In February 2005 the Company formed a wholly owned subsidiary called Community Alliance, Inc., a Nevada corporation. Community Alliance, Inc. markets sub-licenses for take home school folders. T he Company has only commenced limited operations and has not yet generated significant revenues, and is therefore considered a development stage company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for furnishings, office equipment and other items.

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

Overview of Company

We are a specialized advertising and marketing company that commenced operations in mid-2005. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. The licensor excepted five states from the license agreement because the licensor is aware of and/or has some relationship with other companies engaged in business to supply elementary schools with custom school take-home folders in those states. We believe that we can build a substantial advertising enterprise in the 98 identified territories within the 45 states covered by the license agreement.

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

Fresh Ideas organized two subsidiaries, Community Alliance, Inc. and Our Best Wishes, Inc., for the purpose of selling sub-licenses to publish and market the products in defined territories in the 45 states included in the license agreement. Community Alliance is engaged in selling sub-licenses for the custom take home school folder product and, in the fourth year of our operations, we propose to sell sub-licenses for the direct mail greeting card product through Our Best Wishes. Our primary business to date has been the sale by Community Alliance of sub-licenses to market the custom school take-home folder product in four states.

On March 14, 2005, we entered into a license agreement with Venitech, LLC, a Colorado corporation, which license agreement gave us certain license rights throughout the United States to a certain business concept involving "School Folders" and other products, including, but not limited to methods of selling, marketing, advertising, art and design concepts, forms, printing, agreements and other items relating to the business concept and referred to collectively as Intellectual Property, and such license agreement also included the Registered Trademarks, "Community Alliance" and "Our Best Wishes".

The license agreement, and addendums, required that the licensor sell a minimum of three (3) sublicenses for a 12 month period from the signing of the Agreement, which we accomplished. There was no minimum requirement for sublicenses to be sold in 2006 or 2007 and we are required to sell two sublicenses in 2008 and each year thereafter.

On March 24, 2005, the license agreement was assigned over from Fresh Ideas to our wholly owned subsidiary, Community Alliance, Inc.

Since our inception through May 31, 2008, we have sold a total of four sub-licenses at $10,000 each. The sub-licenses were sold in Arizona, Missouri, Ohio and Kentucky. Two of the sub-licenses were sold to members of the family of our President.

On November 1, 2005, we sold our first sub-license to the business concept to a sub-licensee for the territory of Arizona. The sub-licensee paid $10,000 at the signing of the sub-license agreement.

On July 24, 2005, Community Alliance, Inc. sold a sublicense for the business concept for the State of Missouri. The license agreement and addendums thereto called for a license fee of $10,000 with an initial payment of $2,500.00 paid at the signing of the agreement, an additional payment of $2,500 to be paid on February 1, 2007 and a final payment of $5,000 to be paid on June 1, 2007. While the first payment of $2,500 was made at the signing of the agreement, the additional payments were not paid and we have considered the sub-license agreement to be void.

On March 2, 2007, we entered into a license agreement for the territory of the State of Kentucky. The sub-license paid a $2,000 deposit on a total amount due of $10,000 for the License. A second payment of $2,000 was due on or before April 30, 2008 and an additional payment of $6,000 was due on or before April 30, 2009.

The sub-licensee has not made the payment which was due on April 30, 2008, which puts them in default of the License Agreement. We have the option to either extend the time for the payment or to cancel the license agreement. We are presently in discussions with the sub-licensee to determine the best course for all involved.

On the 28th day of November, 2005, we entered into a sub-license agreement with for the territory of Ohio. The sub-licensee paid $2,000 at the signing of the sub-license Agreement and as per addendums, was to pay another $1,000 on June 30, 2008 and the balance of the License Fee of $7,000 on December 31, 2008. The payment due of $1,000 which was due on June 30, 2008, has not been paid as of the date of this filing.

On February 6, 2008, we entered into a license agreement which Venitech, LLC which gave us the rights to the State of Colorado for the business concept. We paid a total of $20,000 for the license for the business concept for the state of Colorado, with $10,000 being paid within 90 days of the signing of the agreement and an additional $10,000 to be paid within 190 days of the signing of the agreement. In addition, Venitech, LLC will receive 20% of the net profit of all sales in the Colorado Territory.

Ruth Daily, the principle of Venitech, LLC and a major shareholder of Fresh Ideas has been operating the business in Colorado for approximately five years and has over 30 schools under contract with an annual revenue of between $60,000 and $90,000.

Ruth Daily will work for Fresh Ideas in the state of Colorado and will receive commissions for sales made in the state.

From inception, we have sold a total of four sub-licenses. Of the four sub-licenses that have been sold, only one has paid the full sub-license fee. One sub-license has been cancelled for non-payment and it is now doubtful whether the other three sub-licensees will be able to meet the required payments and make their respective territories productive.

Management believes that, with the money we currently have on hand and revenue now being generated from existing business in Colorado and revenue that we will generate through sales of additional sub-licenses, and because our expenses are limited and our officers and directors do not draw a salary, we will have sufficient funding to meet our working capital, capital expenditure and business development needs for approximately the next six months if no additional financing is raised.

However, unless we are able to sell additional sub-licenses in a timely manner, we may not be able to generate the income to meet the capital needs.

We may have to seek alternative ways to create income or even perhaps seek a merger candidate.

We are considered a development stage company. We have generated nominal revenues since inception, and we had an accumulated net loss from inception through May 31, 2008 of ($110,296).

Three Months Ended May 31, 2008 Compared to Three Months Ended May 31,
2007

Revenues were $1,398 for the three months ended May 31, 2007 compared to $15,126 for the three months ended May 31, 2008.

Operating expenses decreased from $28,680 for the three months ended May 31, 2007 to $22,201 for the three months ended May 31, 2008. The decrease in operating expenses was primarily due to completion of the public offering and subsequent decrease in offering costs.

Net loss decreased from $25,693 for the three months ended May 31, 2007 to $7,075 for the three months ended May 31, 2008. The decrease in net loss was primarily due to public offering costs incurred in 2007.

Six Months Ended May 31, 2008 Compared to Six Months Ended May 31, 2007

Revenues were $2,640 for the six months ended May 31, 2007 compared to $16,126 for the six months ended May 31, 2008.

Operating expenses increased slightly from $36,663 for the six months ended May 31, 2007 to $37,631 for the six months ended May 31, 2008.

Net loss decreased from $35,697 for the six months ended May 31, 2007 to $29,606 for the six months ended May 31, 2008. The decrease in net loss was primarily due to completion of the public offering and subsequent decrease in offering costs.

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

Burden of SEC Reporting Requirements

We have chosen to become a "reporting company" and hereafter we will be subject to the information and reporting requirements of the Securities Exchange Act of 1934. Accordingly, we will be obligated to file a Form 10-K with audited financial statements annually, a Form 10-Q with unaudited financial statements quarterly and other reports with the Securities and Exchange Commission that are both costly and time consuming. These filings will place additional burdens on us, both financially and with regard to the demands on the time of our executive officers. If we cease filing these reports, our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board, which could reduce the value and liquidity of your investment in our shares. If we are not required under Section 12(g) or otherwise to be a mandatory Exchange Act filer because of the fact that we have less than 500 shareholders, we intend to continue as a voluntary reporting company, although we would not be subject to the proxy statement or other information requirements of the Securities Exchange Act. In the event that we are unable to establish a base of operations that generates sufficient cash flow or we are unsuccessful in obtaining additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations. If we subsequently decide to cease filing reports, our securities could no longer be quoted on the Over-the-Counter Bulletin Board. This could reduce the value and liquidity of your investment in our shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended May 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of May 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302
of the Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 11, 2008

Fresh Ideas Media, Inc.

By  /s/ Phillip E. Ray
    ------------------------
    Phillip E. Ray
    President and Director