Form 10-Q
period 2008-09-30
FRESH IDEAS MEDIA INC
filed 2008-10-31
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ ]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

-OR-

[x]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from December 1, 2007 to September 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, September 30, 2008: Common Stock - 7,535,000

FRESH IDEAS MEDIA, INC.
FORM 10-Q
For the transition period ended September 30, 2008
INDEX

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

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                              Sept. 30, 2008
                                             Nov. 30, 2007      (Unaudited)
Current assets
  Cash                                         $    7,440         $      125
  Sub-license accounts receivable - current         2,000                  -
  Deferred license expense - current                6,000              4,000
                                               ----------         ----------
      Total current assets                         15,440              4,125
                                               ----------         ----------
  Sub-license accounts receivable                   6,000                  -
  Deferred license expense                          8,654             19,154
                                               ----------         ----------
                                                   14,654             19,154
                                               ----------         ----------
      Total assets                             $   30,094         $   23,279
                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                             $    2,525         $    2,525
  Related party payable                                 -             16,950
  License account payable - related party           2,000             35,050
  Unearned revenue - current                        4,000                500
                                               ----------         ----------
      Total current liabilities                     8,525             55,025
                                               ----------         ----------
  Unearned revenue                                 10,686              3,674
                                               ----------         ----------
Total Liabilities                                  19,211             58,699
Stockholders' Equity
  Preferred stock, $.001 par; 5,000,000 shares
    authorized; none issued and outstanding             -                  -
  Common stock, $.001 par; 95,000,000 shares
    authorized; 7,535,000 shares
    issued and outstanding                          7,535              7,535
  Additional paid-in capital                       84,139             84,139
  Deficit accumulated during the development
    stage                                         (80,791)          (127,094)
                                               ----------         ----------
Total Stockholders' Equity                        (10,883)           (35,420)
                                               ----------         ----------
Total Liabilities and Stockholders' Equity     $   30,094         $   23,279
                                               ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                     Period From
                                                                                    Feb. 22, 2005
                                Three Months Ended          Ten Months Ended       (Inception of
                                    Sept. 30,                   Sept. 30,            Dev. Stage)
                                ------------------          ------------------           To
                                2007         2008           2007          2008     Sept. 30, 2008
                             ----------   ----------     ----------   ----------    ------------
Sales                        $   1,500     $   5,188      $  12,840    $ 21,481       $  52,621
Cost of goods sold                   -             -              -           -          18,200
                             ---------     ---------      ---------    --------       ---------
Net product revenue              1,500         5,188         12,840      21,481          34,421
                             ---------     ---------      ---------    --------       ---------
Total Revenues                   1,500         5,100         12,840      21,481          34,421
                             ---------     ---------      ---------    --------       ---------
Operating expenses:
  Amortized license              1,500         4,000          5,000      11,500          27,071
  General and administrative    27,279        18,192         72,493      56,284         131,455
                             ---------     ---------      ---------    --------       ---------
                                28,779        22,192         77,493      67,784         158,526
                             ---------     ---------      ---------    --------       ---------
Gain (loss) from operations    (27,279)      (17,004)       (64,653)    (46,303)       (124,105)

Other income (expense)
  Other income                       -             -          1,851           -               -
  Interest expense                (163)            -           (743)          -          (2,277)
                             ---------     ---------       --------    --------       ---------
                                  (163)             -         1,108           -          (2,277)
                             ---------     ---------       --------    --------       ---------
Income (loss) before provision
  for income taxes             (27,442)      (17,004)       (63,545)    (46,303)       (126,382)

Provision for income tax             -             -              -           -             712
                             ---------     ---------       --------    --------       ---------

Net income (loss)            $ (27,442)    $ (17,004)      $(63,545)   $(46,303)      $(127,094)
                             =========     =========       ========    ========       =========
Net income (loss) per share
  (Basic and fully diluted)  $   (0.03)    $   (0.00)      $  (0.04)   $  (0.01)
                             =========     =========       ========    ========
Weighted average number of
  common shares outstanding  7,535,000     7,535,000      5,732,750   7,535,000
                             =========     =========      =========   =========

The accompanying notes are an integral part of these consolidated financial statements

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Period From
                                                                       Feb. 22, 2005
                                           Ten Months Ended            (Inception of
                                            September 30,                 Dev. Stage)
                                           ------------------                To
                                           2007         2008           Sept. 30, 2008
                                        ----------   ----------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) during the
    development stage                    $ (63,545)    $ (46,303)          $(127,094)
                                         ---------     ---------           ---------
  Adjustments to reconcile net loss to
    Net cash provided by (used for)
      operating activities:
      Accounts receivable                   (2,000)        8,000                   -
      Deferred receivable                        -             -                   -
      Deferred license expense               5,000        (8,500)            (23,154)
      Accounts payable                           -             -               2,525
      Accounts payable -related party            -        44,000              52,000
      Loan payable - related party               -         6,000                   -
      Accrued interest                        (226)            -                   -
      Income taxes payable                       -             -                   -
      Deferred revenues                     (2,491)       (10,512)              4,174
      Compensatory stock issuances               -             -               1,500
      Deposits held                              -             -                   -
                                         ---------      --------           ---------

  Net cash provided by (used for)
   operating activities                    (66,762)       (7,315)            (90,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by (used for)
   investing activities                          -             -                   -
                                         ---------      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock                     80,075             -              86,875
  Notes payable - borrowings                     -             -              24,500
  Notes payable - payments                 (11,500)            -             (21,201)
  Net cash provided by (used for)
   Financing activities                     68,575             -              90,174
                                         ---------      --------            --------

Net Increase (Decrease) In Cash              1,813        (7,315)                125
Cash At The Beginning Of The Period            813         7,440                   -
                                         ---------      --------            --------
Cash At The End Of The Period            $   2,626      $    125            $    125
                                         =========      ========            ========

FRESH IDEAS MEDIA, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

                                                                         Period From
                                                                        Feb. 22, 2005
                                            Ten Months Ended            (Inception of
                                              September 30,                 Dev. Stage)
                                           ------------------                To
                                           2007         2008            Sept. 30, 2008
                                        ----------   ----------       ------------------
Schedule of Non-Cash Investing And Financing Activities
-------------------------------------------------------
None

Supplemental Disclosure
-----------------------
Cash paid for interest                  $      867    $        -
Cash paid for income taxes              $        -    $        -


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

Fiscal year

The Company has chosen December 31 as a year end.

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

Overview of Company

Through our wholly-owned subsidiary, Community Alliance, Inc., we are a specialized advertising and marketing company that commenced operations in mid-2005. We acquired the exclusive license in 45 states to publish and market two advertising products, the Community Alliance Custom School Take-Home Folder and Our Best Wishes Direct Mail Greeting Card. The licensor excepted five states from the license agreement because the licensor is aware of and/or has some relationship with other companies engaged in business to supply elementary schools with custom school take-home folders in those states.

On September 9, 2008, the board of directors of Fresh Ideas authorized the spin-off of Community Alliance to Fresh Ideas shareholders of record as of September 9, 2008. The spin-off is being done in connection with a proposed Share Exchange transaction between Fresh Ideas, Ever Auspicious International Limited, a Hong Kong corporation and Ever Auspicious' sole shareholder, Bright Praise Enterprises Limited, a British Virgin Islands company. Under the terms of the spin-off, shares of Community Alliance's common stock, par value $0.001 per share, will be distributed on a pro-rata basis to each holder of Fresh Idea's common stock on the record date without any consideration or action on the part of such holders, and the holders of Fresh Ideas' common stock as of the record date will become owners of 100 percent of our common stock. The spin-off will be consummated only upon the consummation of the Share Exchange, and the satisfactory resolution of all comments from the Securities and Exchange Commission to the registration statement on Form 10 with respect to Community Alliance's common stock filed on September 10, 2008 and the Form 10's effectiveness. However, there is no assurance at this time that the Share Exchange will be consummated, and therefore no assurance that the spin-off will be consummated.

In conjunction with the proposed Share Exchange transaction, Fresh Ideas changed its fiscal year end to November 30.

We are considered a development stage company. We have generated nominal revenues since inception, and we had an accumulated net loss from inception through September 30, 2008 of ($127,094).

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues were $1,500 for the three months ended September 30, 2007 compared to $5,188 for the three months ended September 30, 2008.

Operating expenses decreased from $28,779 for the three months ended September 30, 2007 to $22,192 for the three months ended September 30, 2008. The decrease in operating expenses was primarily due to completion of the public offering and subsequent decrease in offering costs.

Net loss decreased from $27,279 for the three months ended September 30, 2007 to $17,004 for the three months ended September 30, 2008. The decrease in net loss was primarily due to public offering costs incurred in 2007.

Ten Months Ended September 30, 2008 Compared to Ten Months Ended
September 30, 2007

Revenues were $12,840 for the ten months ended September 30, 2007 compared to $21,481 for the ten months ended September 30, 2008.

General and administrative expenses decreased from $72,493 for the ten months ended September 30, 2007 to $56,284 for the ten months ended September 30, 2008.



<PAGE.13

Net loss decreased from $63,545 for the ten months ended September 30, 2007 to $46,303 for the ten months ended September 30, 2008. The decrease in net loss was primarily due to completion of the public offering and subsequent decrease in offering costs.

If we are unable to consummate the proposed spin-off, we will continue with current operations for the foreseeable future. If we are unable to increase our sales of sub-licenses to generate revenue or raise additional capital from debt or equity financing, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officers and directors or any of our shareholders to fund our operations or provide us with financing in the future.

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

Burden of SEC Reporting Requirements

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934. Accordingly, we are obligated to file a Form 10-K with audited financial statements annually, a Form 10-Q with unaudited financial statements quarterly and other reports with the Securities and Exchange Commission that are both costly and time consuming. These filings will place additional burdens on us, both financially and with regard to the demands on the time of our executive officers. If we cease filing these reports, our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board, which could reduce the value and liquidity of your investment in our shares. If we are not required under Section 12(g) or otherwise to be a mandatory Exchange Act filer because of the fact that we have less than 500 shareholders, we intend to continue as a voluntary reporting company, although we would not be subject to the proxy statement or other information requirements of the Securities Exchange Act. In the event that we are unable to establish a base of operations that generates sufficient cash flow or we are unsuccessful in obtaining additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations. If we subsequently decide to cease filing reports, our securities could no longer be quoted on the Over-the-Counter Bulletin Board. This could reduce the value and liquidity of your investment in our shares.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the

Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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

Dated:  October 30, 2008

Fresh Ideas Media, Inc.

By  /s/ Phillip E. Ray
    ------------------------
    Phillip E. Ray
    President and Director