Form 10-K
period 2008-12-31
China Auto Logistics Inc
filed 2009-03-30
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-52625

 CHINA AUTO LOGISTICS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2574314
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ
Tianjin Province, The People’s Republic of China  300461
(Address of principal executive offices, Zip Code)

(86) 22-2576-2771
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐ No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☑

As of November 11, 2008*, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53,395,000 based on the closing price as reported on the Over the Counter Bulletin Board.

*The Company did not have any trading activity as of the last business day of its most recently completed second fiscal quarter. November 11, 2008 represents the first day following the last business day of the Company’s most recently completed fiscal quarter where the Company had trading activity.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2009
Common Stock, $.001 par value per share	18,100,000 shares

PART I

Item 1.	Business.

Introduction

On November 10, 2008 (the “Closing”), Fresh Ideas Media, Inc. (“USCo”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Auspicious International Limited, a Hong Kong company (“HKCo”) and Bright Praise Enterprises Limited, a British Virgin Islands company and the sole shareholder of HKCo (the “Stockholder”), pursuant to which USCo acquired all of the issued and outstanding capital stock of HKCo, an inactive holding company, from the Stockholder in exchange for 11,700,000 newly-issued shares of USCo’s common stock, representing approximately 64.64% of USCo’s issued and outstanding common stock (the “Exchange”).  The closing of the Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of USCo’s common stock held by Phillip E. Ray and Ruth Daily, USCo’s principal stockholders immediately prior to the Closing, which was a condition of the Closing.  As a result of the Exchange, HKCo became USCo’s wholly owned subsidiary.  USCo’s primary business operations are those of HKCo. Shortly after the closing, USCo changed its name to China Auto Logistics Inc. (the “Company”).

The following is disclosure regarding the Company, its wholly owned operating subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) (“Shisheng”), a company formed under the laws of the People’s Republic of China (the “PRC” or “China”) and doing business in the PRC, and Shisheng’s three majority owned operating subsidiaries, Tianjin Hengjia Port Logistics Corp. (“Hengjia”), Tianjin Ganghui Information Technology Corp. (“Ganghui”), and Tianjin Zhengji International Trading Corp. (“Zhengji”), each of which is a company formed under the laws of the PRC and doing business in the PRC.

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, Ganghui and Zhengji (or, with respect to periods prior to the Closing but after the Zhengji Consolidation (as defined below), to the consolidated business of Shisheng, Hengjia, Ganghui and Zhengji; or, with respect to periods prior to the Zhengji Consolidation, to the consolidated business of Shisheng, Hengjia, and Ganghui), except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this Report or in the “Selected Consolidated Financial and Other Data” Section or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section, are to the consolidated business of Shisheng, Hengjia, Ganghui and (if with respect to periods after the Zhengji Consolidation) Zhengji.

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers.  In addition to sales of imported automobiles, which consisted of more than 95% of our revenues generated in the last full fiscal year, Shisheng, through its majority owned subsidiary Hengjia, provides customized services such as financing services (“Financing Services”) and customs clearance, storage and nationwide delivery services (“Automobile Import Value Added Services”) to imported automobile distributors and agents as well as individual customers in China.  Shisheng, through its majority owned subsidiary Ganghui, also operates two websites which provides subscribers with up-to-date sales and trading information for imported and domestically manufactured automobiles.  Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

From Shisheng’s founding in 1995, we have continued to build our customer base for imported automobiles to more than 3,000 stable customers throughout China.  We are currently the only one-stop service provider in Tianjin for Financing Services and Automobile Import Value Added Services.  We also offer two websites: (a) www.1365car.com provides quotes and other information on domestically manufactured automobiles in Tianjin and averages more than one million visitors per day, with a single day record of six million; and (b) www.at188.com provides information on imported automobiles for the industry and individuals and boasts a fee-based membership of more than 90% of the automobile dealers and agents in Tianjin.

Our executive offices are located in Tianjin, which is one of the largest port cities in China and the entry point for over half of China’s imported vehicles.  By our internal calculations, we currently have approximately 20% to 25% of the market for imported automobiles in Tianjin.  Beginning in the year 2000, we began providing both Financing Services and Automobile Import Value Added Services to automobile dealers and agents.  The Company had 90% of the combined market share for Financing Services and Automobile Import Value Added Services in 2008, and the Company’s revenue generated from Financing Services increased 22.12%, as compared to 2007.

History and Organizational Structure

In September 1995, Shisheng was founded by Mr. Tong Shiping and his family as a private company under the name “Tianjin Tariff-Free Zone Shisheng Property Management Corp.”.  Its core business was selling the domestically manufactured automobile model CHARADE, which had 10% of the automobile market share in China between 1995 and 2000.  With increased popularity of imported cars and the maturation of the Internet, the company switched its core business to the sale of imported automobiles and was subsequently renamed “Tianjin Shisheng Investment Group Co. Ltd”.

In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles.  Ganghui is 80% owned by Shisheng and 20% owned by Bian Guiying.

In September 2003, Shisheng formed Hengjia to provide Financing Services and Automobile Import Value Added Services to wholesalers and distributors in the imported vehicle sales and trading industry.  Hengjia is 80% owned by Shisheng, with the remainder of Hengjia’s equity interest owned by Yang Jitian, Cheng Beiting, and Qian Lige.

In February 2005, Shisheng and three other founders formed Zhengji to enhance our presence in the imported automobile sales and trading industry.  In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji; consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%, and Zhengji’s financial results were consolidated into those of Shisheng (the “Zhengji Consolidation”) effective January 1, 2007.  The remainder of Zhengji’s equity interests is owned by Yang Bin (a Senior Vice President and director nominee of the Company), Qian Shuqing and Zhou Shanglan.

On October 17, 2007, the Company, a wholly owned subsidiary of Bright Praise Enterprises Limited, was incorporated in Hong Kong to act as a holding company for Shisheng.  On November 1, 2007, the Company entered into a Share Exchange Agreement with Cheng Weihong, Xia Qiming, and Qian Yuxi (collectively, the “Sellers”), pursuant to which the Sellers transferred their interest in Shisheng to the Company for an aggregate purchase price of $12,067,254 (RMB 95,000,000).  As a result of this transaction, the Company owns all of the capital stock of Shisheng.  In connection with this transaction, Shisheng changed its name from “Tianjin Shisheng Investment Group Co. Ltd.” to “Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.”

Bright Praise Enterprises Limited is 100% owned by Mr. Choi Chun Leung Robert.  Mr. Choi is not involved in the management of Shisheng.

Industry Overview

Over the past 30 years, China has experienced a significant improvement in its standard of living.  According to the State Statistics Bureau, China’s GDP growth was 9% and China contributed over 20% to the world wide economy in 2008. China’s GDP has leaped to fourth in the world, and China’s automobile market is second only to that of the United States.  China now accounts for 12% of worldwide automobile purchases.

A burgeoning middle class and upper-middle class have emerged as a result of China’s rapid economic growth.  For these groups, automobiles serve not only as modes of transportation but also as status symbols.   As a result, imported automobiles, particularly luxury automobiles like the Mercedes Benz, BMW, Lexus and Land Rover, are in high demand.  In 2008, a total of 410,000 imported automobiles were sold in China, a 31% increase from the 313,000 imported automobiles cold in China in 2007. The value of imported automobile sold increased 41.65% to 15.12 billion in 2008. Imported automobiles represent 4.37% of cars sold in China in 2008.

In 1992, total production of Chinese domestic automobiles exceeded one million, and by 2000, the annual production of Chinese domestic automobiles exceeded two million.   Since then, the industry has maintained an annual growth rate exceeding 15%.  However, 80% of Chinese manufactured automobiles are focused on the low- to mid-priced market with only 20% classified as luxury models, and a lack of emphasis in research and development by domestic manufacturers has restricted the speed of domestic manufacturers in launching new models. Demand for components and parts is also underserved as the capital invested in components and parts production is less than 30% of the total industry investment.  Nevertheless, in 2000, Chinese average annual income exceeded $1,000 for the first time, an indicator that Chinese families were beginning to have sufficient capital for automobile purchases.

In November 2001, China became a member of the World Trade Organization (the “WTO”).  Due to the Chinese government’s trade restrictions, imported automobiles did not flood into the Chinese market, thereby creating an opportunity for the development and growth of the domestic automobile manufacturing industry.  The result has been a steady increase in the sales of Chinese manufactured automobiles, not only to the domestic market, but also into the international market.  The Chinese government utilized new taxation rules on imported automobiles beginning in 2005, which included adjustments on automobile retail and import taxation.  According to the China Association of Automobile Manufacturers and a May 2008 report from Research and Markets, a total of 8.88 million automobiles were sold in China in 2007.  Approximately 313,000 vehicles, or 3.52%, of this total were imported.

Despite the recent global economic downturn and an increase in the Chinese import tax on automobiles, China has a demonstrated continuous strong growth in both imported and domestic automobiles. Imported luxury cars recorded 17% growth, as compared to 2007. Mercedes Benz sold 38,700 cars, a 44% increase from 2007, making China the highest growth market for Mercedes Benz worldwide. BMW and Mini also achieved 28% growth rate in 2008, with a total of 65,822 automobiles sold in China. Lexus, another brand, experienced a growth rate of 30% and sold 31,000 automobiles in China, allowing China to surpass Japan as the second largest market for Lexus worldwide. Although there are reports that have negative projections for the imported luxury automobile market in China for 2009, 3 automobile companies have plans to continue to expand in China. Mercedes Benz stated that they plan on launching 20 vehicle models in China this year, BMW will put additional efforts into the Chinese market and Lexus plans on introducing 25 new dealer shops in China.

A total of 9.38 million automobiles were sold in China in 2008, an increase of 5.63% from 2007. It was also the first time in a decade that the Chinese automobile market has had a one digit growth rate. In the United States, a total of 13.2 million automobiles were sold, representing a 21% decrease from automobiles sold in 2007. In January of 2009, China, for the first time, surpassed the United States to become the leading automobile market worldwide with a total of 790,000 cars sold, as compared to 658,000 sold in the United States. In February, China sold a total of 827,600 automobiles, a 24.72% increase from the amount sold during the comparable period in 2007, as compared to 689,000 sold in the United States, a 41.3% decline from the amount sold during the comparable period in 2007.

The Chinese automobile market is highly competitive for both imported and domestically manufactured automobiles.  The ten largest manufacturers in the domestic market sold 3.56 million sedans in 2008, representing 38% of total car sales. Five of the ten largest manufacturers increased their growth rate by two digits. Faw Volkswagen and Shangai Volkswagen, ranked as the two biggest sellers, respectively, in China, each sold about a half million cars. Of the top ten manufacturers, Shanghai General Motors, Cherry and Ford China had a negative growth rate as compared to 2007.

		Year 2008	Year 2007
Rank	Manufacturer	Unit sold	Unit sold	Growth Rate
1	FAW Volkswagen	498,867	440,000	13.38%
2	Shanghai Volkswagen	490,087	436,343	12.32%
3	Shanghai General Motors	468,642	500,308	-6.33%
4	FAW Toyota	365,699	280,000	30.61%
5	Cherry	356,092	381,000	-6.54%
6	Dongfeng Nissan	350,621	271,915	28.95%
7	Guangzhou Honda	305,997	295,000	3.73%
8	Beijing Hyundai	294,517	260,000	13.28%
9	Geely	230,420	219,512	4.97%
10	Ford China	202,797	217,100	-6.59%
	TOTAL	3,563,739	3,301,178	7.95%

Our Competitive Strengths

We are committed to keeping our competitive edge by constantly evaluating and responding to market demand and providing new products and services.  Our goals are to establish successful and long-term partnerships with our customers, employees and suppliers and to provide high quality services and products.  In particular, we believe the following strengths differentiate our business:

•
We are strategically located in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles.  Tianjin represents more than 55% of the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

•
We have a unique business model that combines sales of imported cars, Financing Services, Automobile Import Value Added Services, and an Internet-based information platform, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles in the PRC.

•
We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.  We also intend to utilize our websites to aggressively pursue and acquire new customers through advertising and promotions to convert them into repeat paying customers.

•
We maintain close relationships with many major Chinese commercial banks, including China Agriculture Bank, China Construction Bank, China CITIC Bank, Pudong Development Bank and China Merchants Bank, which gives us a competitive advantage over our competitors in providing Financing Services.  As of March 15, 2009, the Company had a credit line of $41,406,959.

•
We have pioneered China’s first websites devoted to automobile sales and trading information.  All of the major Chinese websites containing information on automobile sales and trading, including www.sohu.com and www.sina.com, directly link to our market data.  We believe that we have a “first mover” advantage due to our websites, which specialize in imported, domestic and new automobiles, and we intend to capitalize on this advantage by expanding our offerings and geographic reach.

•	Our key personnel each have more than ten years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

•	Geographic Expansion. We intend to utilize our existing websites to help expand our offerings and geographical reach into more cities in China.

•
Create New Services. We will capitalize on our existing websites to target the market by aggressively introducing new services such as assisting clients in obtaining licenses and completing insurance processing.  Online financing is also a service we are adding to our websites, whereby customers can obtain low interest financing. We also plan to expand into the market of selling second-hand cars.

•
Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling.  We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

•
Build a Relationship-Oriented Business.  We have a history of building long-term relationships with clients rather than focusing on single-transactions.  To that end, we aim to capitalize on our existing client base by establishing a national automobile dealer network for faster information exchange and closer coordination.  We will also continue to place an emphasis on obtaining authorized agent licenses with large international automobile manufacturers.

•	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

With global economic development and improved living standards, automobiles have become not only the preferred method of transportation but also an important status symbol in China. In past years, China maintained double-digit annual growth rate in its GDP, however, the worldwide economic downturn has affected the Chinese economy, especially during the last three months of 2008. China is projected to have over 8% GDP growth in 2009. We aim to integrate our sales of imported automobiles, Financing Services and Automobile Import Value Added Services with websites specializing in automobile information to address this market opportunity.

Sale of Imported Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng and Zhengji.  We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC.   We sell approximately 25% of our vehicles to authorized dealers like Ford or Lexus as they are not able to import all models directly, 70% to free traders or wholesalers located in inland China or non-port cities, and 5% to government agencies and individual customers.  We have the core competencies within our network to sell all makes and models of imported vehicles.  Our sales network penetrates to approximately 3,000 agents and dealers in more than 100 cities.  The largest automobile dealers in China, including Shanghai Mingjia, Guangzhou Yizhan, Zhuhai Huafa and Wuxi Baolong all have close working relationships with Shisheng.  Shisheng is also an authorized agent for Mercedes Benz ambulances and fire trucks.  We also work closely with major automobile dealers in the overseas market.

Tianjin port, as the largest port in China for the importation of automobiles, has approximately 400 agents and general dealers that sell automobiles to consumers.  We lease a showroom with 2,190 square meters and sell between 2,000 and 2,500 automobiles annually. In 2008, the Company sold 2,523 imported automobiles at an average unit price of $73,786, an increase of 21.8% from 2007’s average price.

Our revenues from the sale of imported automobiles and related activities were $82.9 million for fiscal year 2005 (98.76% of all revenues), $95.4 million for fiscal year 2006 (98.56% of all revenues), $149.2 million for fiscal year 2007 (97.85% of all revenues), and $186.3 million for fiscal year 2008, representing a 24.93% increase from the prior fiscal year (98.21% of all revenues).

Financing Services

Many of our customers, including both authorized agents and general dealers, contend with a shortage of working capital.  The imported automobile service industry has developed to address these barriers by providing short-term financing services in connection with the importation of automobiles.  These service providers are located in the port cities of Dalin, Tianjin, Shanghai and Guangzhou.

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services.  Our competitive advantage comes from relationships with major Chinese commercial banks, including China Agriculture Bank, China Construction Bank, China CITIC Bank, Pudong Development Bank and China Merchants Bank.  As of March 15, 2009, the Company had a credit line of $41,406,959.   We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

The Company provides Financing Services to its customers using its facility lines of credit with its banks.  The Company earns a service fee for drawing its facility lines related to customers’ purchases of automobiles and payment of import taxes.  The customers bear all the interest and fees charged by the banks and prepay such amounts upon the execution of their service contracts with the Company. In 2008, the Company provided Financing Services to buyers of 2,220 automobiles.  The customers are also required to make a deposit in the range of 22% to 30% of the purchase price of the automobile with the Company.  The banks take custody of the automobiles until the borrowings are fully paid.

Our revenues from Financing Services were $31,360 for fiscal year 2005 (0.04% of all revenues), $257,983 for fiscal year 2006 (0.27% of all revenues), $736,590 for fiscal year 2007 (0.48% of all revenues), and $899,538 for fiscal year 2008, representing an increase of 22.12% from the prior fiscal year (0.47% of all revenues).

Automobile Import Value Added Services

In addition to a shortage of working capital, all automobile dealers in China, whether they are authorized agents or general dealers, contend with cumbersome procedures relating to the import business.  The imported automobile service industry has developed to address these barriers by providing customs clearance, storage and delivery services for the dealers and agents.  These service providers are located in the port cities of Dalin, Tianjin, Shanghai and Guangzhou.

Our efficient customs clearance service allows us to complete all vehicle import-related procedures in just three to five days.  Once vehicles are cleared through customs, we offer a value-added delivery service to inland China (by air, by sea or by truck).

We have a strong customer base in our Automobile Import Value Added Services.  Tianjin Xinhaida Automobile Trading Corp., Tianjin Siguang Technology Corp, and Tianjin Jigao Technical Consulting Corp. all have long-term and stable relationships with us.

Our revenues from Automobile Import Value Added Services were $645,188 for fiscal year 2005 (0.77% of all revenues), $376,346 for fiscal year 2006 (0.39% of all revenues), $1,077,140 for fiscal year 2007 (0.71% of all revenues), and $731,600 for fiscal year 2008 (0.39% of all revenues), representing a decrease of 32.08% from the prior fiscal year. The decrease was due to a suspension of automobile imports in the Tianjin Port for several weeks in connection with preparation for the 2008 Beijing Olympic Games, as well as the worldwide economic downturn, which impacted the Company during 2008. The Company is aiming to transform into a modernized logistic provider, and the Company plans on putting effort into the development and expansion of its Automobile Import Value Added Services sector.

Automobile Information Websites and Advertising

www.at188.com — Imported Automobiles

With the continuous development of network technology and the growing popularization of the Internet, value-added Internet-based businesses are experiencing rapid growth in China.  Because only 15% of automobiles in China are sold by authorized agents and 85% are sold by free traders, there is a strong demand for timely information regarding demand changes, market status and competitors’ quotations.  www.at188.com was established by the Company in August 2000 to provide subscribers easily accessible, accurate sales and trading information about imported automobiles.  In addition to imported automobile sales and trading and new model information, www.at188.com also provides parts and components information.

After six years of development and operation, www.at188.com has linked automobile wholesalers and retailers in China and has achieved more than 120 enterprise subscribers and an average in excess of 800,000 daily visitors.  The website provides more than 1,100 quotations every day, and over 60 wholesalers place quotations on our website.  The website also cooperates with major media outlets such as newspapers and television and radio stations in more than 50 major cities in China.  Also, the website has strategic alliances with 120 Internet media and traditional media outlets and partnerships with more than 400 portals, Internet media, governmental websites and automobile dealer websites.

www.at188.com charges subscribers an annual membership fee of $3,350.  We also generate revenue from on-line advertisements and web-based listing services, which when combined with subscription revenues, represents 90% of our web-based revenue.  The remaining 10% is derived from Automobile Import Value Added Services and Financing Services sold through the Internet.  Currently, we have over 120 corporate subscribers nationwide with 70 corporate subscribers in Tianjin.

www.1365car.tj.cn – Domestic Automobiles

In 2006, China’s annual production of domestically manufactured automobiles exceeded 7 million, making it one of the largest automobile manufacturing countries in the world.  Seven of the top ten domestic automobile manufacturers are worldwide automotive leaders with Chinese manufacturing facilities.  These include General Motors, Volkswagen, Hyundai, Honda, Peugot Citroen and Ford.  To provide real-time price comparison and sales and trading information directly to this huge domestic automobile market, we launched the website www.1365car.tj.cn in 2005.  This website is a platform that connects manufacturers, regional distributors and end users of domestically manufactured cars, providing them with a compelling source of information about domestic vehicles and serving as a timelier alternative to traditional magazines and television. www.1365car.tj.cn currently provides real-time price comparison and sales and trading information in the local and regional Tianjin market with respect to domestically manufactured automobiles.

www.1365car.tj.cn began generating revenue in June 2007.  It targets customers interested in purchasing vehicles, and it generates revenues from subscriptions and advertisements.  Most domestic automobile purchases are made from “4S” shops which offer sales, service, spare parts and survey.  In Tianjin city, there are 132 4S shops, and in less than one year, more than 60% (80 shops) have become paid subscribers of www.1365car.tj.cn.  Annual subscriptions cost between $1,370 and $4,110 depending on the package selected.   Currently, advertisements generate revenues of approximately $30,000 per month.  In addition to providing customers with online information directly through the website, the Company intends to offer value-added services including automobile insurance, automobile financing, after-sale service and used car quotations.

Our revenues from our websites were $366,033 for fiscal year 2005 (0.44% of all revenues), $757,872 for fiscal year 2006 (0.78% of all revenues), $1,459,948 for fiscal year 2007 (0.96% of all revenues), and $1,762,859 for fiscal year 2008 (0.93% of all revenues), representing an increase of 20.75% from the prior fiscal year.

Products Under Development

The further development of our websites are attractive means for us to develop our business due to the relatively low cost of operation, the global reach of the medium, and the security enhancements that have been and will be put in place.  The business model could be expanded to combine Internet commerce and traditional sales.  The success of the Internet business can help us build brand name recognition and awareness in the automobile sales and trading industry and increase our automobile sales volume.

In the coming years, we intend to incorporate a section for used imported automobiles on www.at188.com to further enrich the website.  Emphasis will also be placed on increasing the number of enterprise subscribers and expanding advertising revenue.

We also aim to develop the revenue streams of www.160.com such that it will be comprised of 10% membership fees, 40% advertising fees and 50% from automobile value added services.  Since November of 2008, the Company has expanded its domestic automobile website to 10 more cities, including Beijing, Xi’an, Jinan, Shenyang, Dalian, Zhengzou, Wuxi, Qingdao, Nanjing and Kunming. The Company will soon expand its domestic automobile website to Suzhou too. The Company has now expanded its domestic automobile website to a total of 12 cities, and the Company believes it will achieve its goal of launching a national website that will provide complete national market information rather than city and provincial specific information. The Company has reserved the domain name www.at160.com for the national website. The national website will focus on promotions and advertisements for manufacturers, and the city-level websites will focus on area-wide pricing information and promotions. We plan to continue expanding and including new cities to the national website, with the goal of making our national website the leading quoting and trading platform for domestic manufactured car dealers.

In the coming years, we aim to shift the business focus of the Company from a traditional automobile trader to a web-based automobile-related logistics service provider.

We will place additional effort into the development of websites and value added services, such as online insurance and online financing. We are currently coordinating with major commercial banks and insurance companies to develop these services. Although the revenue generated thus far through these services has been minimal, we believe that expanding these services will be profitable. In 2008, the automobile worldwide web media generated $171 million, representing a 36% growth from 2007. From 2005 to 2007, the automobile worldwide web media achieved over a 50% growth rate, and we believe the world wide economic decline slowed the growth rate in 2008. We are confident that the Company’s website development in certain cities, in which the automobile market is expected to grow at a higher pace, will benefit the Company in 2009.

Although we expect sales of imported automobile sales to continue to represent a considerable percentage of our revenues, we expect the percentage of our net profit generated from imported automobile sales to decline.  While we intend to maintain our position as one of the leading imported automobile traders in Tianjin, we do not anticipate that revenues generated by automobile sales will maintain the same growth rate as in the past, though we do expect the percentage of our net profits generated from Automobile Import Value Added Services and from our websites to increase.

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign international manufacturers.  We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers.  During the years ended December 31, 2005, 2006, 2007 and 2008, the Company’s three largest customers together accounted for 31%, 44%, 27% and 22%, respectively, of the Company’s sales for such years.  During the same period, automobiles purchased from the Company’s two largest suppliers together accounted for approximately 26%, 32%, 18% and 24% in 2005, 2006, 2007 and 2008, respectively, of the Company’s total purchases for such years.

Three of our top six customers in 2008 by revenue (Tianjin Jingdian Auto Trading, Tianjin Haowu Jidian Auto Trading Co., Ltd., and Beijing Means of Production Trading Co.,) were three of our top six customers by revenue in 2007. Three of our top six suppliers in 2008 (Tianjin Tariff-free Zone Sipi International Trading Co., Ltd., Tianjin Economy Technology Electrical Equipment Corp. and Tianjin Shimao International Trading Co., Ltd.) were three of our top six suppliers in 2007.

Many of our largest customers are also our largest suppliers.  In 2008, Tianjin Tariff-free Zone Sipi International Trading Co., Ltd., Tianjin Jingdian Auto Trading & Consulting Co., Ltd and Tianjin Haowu Jidian Auto Trading Co., Ltd. were each both one of our ten largest customers and one of our ten largest suppliers.

We maintain close working relationships with our top customers and suppliers.   We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operation, although we also continue to diversify our revenues and purchases among our top customers and suppliers.

Intellectual Property

Our two websites, www.at188.com and www.1365car.com, both of which are key drivers of our growth strategies, have registered domain names expiring in November 2010 and April 2010, respectively.  These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business.   We are currently contemplating expansion into additional cities through websites that will expand our geographical coverage and improve our brand recognition nationwide.  The Company has also registered the domain name www.1365car.com in anticipation of launching the national website after it has achieved target penetration with 12 city-level websites.  The registration for www.1365car.com expires August 2009.

Competition and Pricing

Tianjin is the entry port for approximately 50% to 60% of the automobiles imported into China annually.  Many of these vehicles are imported by general dealers such as Ford and Nissan, and the government also imports vehicles directly.  Authorized dealers also have the right to import directly from foreign manufacturers and account for approximately 10,000 of the imports via Tianjin, with our Company responsible for approximately, by our estimates, 20% to 25% of that total.  Among the 400 free-trading wholesalers and dealers in Tianjin, we estimate that our market share is approximately 25%.  We believe our two closest competitors in this market command just 8% and 5% of the market, respectively.  For the specialized services market related to Automobile Import Value Added Services and Financing Services, we believe we have 90% of the combined market share for such services in Tianjin, with four competitors sharing the remaining 10% of the market.  Although there are a few other companies in the Tianjin market that provide Financing Services or some Automobile Import Value Added Services (such as storage or delivery services), we are the only one-stop service provider in Tianjin.  With respect to our web-based businesses, we do not presently have any major competitors.

Competitive threats may come from any company that is able to provide the services offered by us at lower price and better quality.  We charge appropriately for the high-end, high-quality services and products we offer, and we do not aspire to be the lowest cost provider of our services.  Rather, we aim to distinguish ourselves from our competitors by providing the highest value to our customers.

Employees

We currently employ 103 full-time employees.  None of our employees are unionized.

Geographical Area of the Company’s Business

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC.  For risks relating to our operations in the PRC, see discussions in the section entitled “Risk Factors” below.

Item 1A.	Risk Factors.

 You should carefully consider the following risks and the other information set forth elsewhere in this Current Report.  If any of these risks occur, our business, financial condition and results of operations could be adversely affected.  As a result, the trading price of our common stock could decline, perhaps significantly.

RISKS RELATING TO OUR COMPANY

Our business may adversely change due to the cyclical nature of the automotive industry.  If the Chinese luxury automotive market does not grow as we expect or grows at a slower rate than we expect, our sales and profitability may be materially and adversely affected.

Our financial performance depends, in large part, on the varying conditions in the automotive markets, specifically the market for imported luxury automobiles in China.  The volume of automobile production in Asia, North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations often are in response to overall economic conditions and factors such as changes in interest rate levels, vehicle manufacturer incentive programs, fuel costs, consumer spending and confidence, and environmental issues. If the automotive market experiences a downturn, our results of operations and business will suffer.

We derive most of our sales revenue from sales of imported automobiles and related services in China. The continued development of our business depends, in large part, on continued growth in the luxury automotive market in China and the increase in disposable income among the Chinese population.  Although China’s luxury automotive market has grown rapidly in the past, it may not continue to grow at the same rate in the future or at all. However, the developments in our market are, to a large extent, outside of our control and any reduced demand for imported automobiles or related services, or any other downturn or other adverse changes in China’s economy that impacts the disposable income of ultimate luxury car purchasers could severely harm our business.

A disproportionate amount of our income from operations is derived from the sale of imported automobiles and related services, and a disruption in, or compromise of, our sale operations or our ability to provide Automobile Import Value Added Services and Financing Services could adversely impact our financial condition and results of operations.

In 2008, we derived approximately 64% of our income from operations from the sale of imported automobiles, approximately 9% of our income from operations from Financing Services, approximately 9% of our income from operations from Automobile Import Value Added Services, and approximately 18% of our income from operations from our websites.  We view our Financing Services and our Automobile Import Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services.  A disruption in, or compromise of, our sales operations or our ability to provide Automobile Import Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations.

We derive a significant amount of our revenue from a limited number of customers and purchase a significant portion our supplies from a limited number of suppliers.  Certain of our major customers are also major suppliers, and therefore the loss of such customers or suppliers could adversely impact our financial condition and results of operations.

We derived a significant portion of our revenues on an aggregate basis from our top five customers, and a significant portion of our purchases come from our top five suppliers.  During the years ended December 31, 2005, 2006, 2007 and 2008, our three largest customers together accounted for 31%, 44%, 27% and 22% respectively, of our sales for such years, and our two largest suppliers together accounted for approximately 26%, 32%, 18% and 24% respectively, of our total purchases for such years.  Three of our top six customers in 2008 by revenue were three of our top six customers by revenue in 2007. Three of our top six suppliers in 2008 were three of our top six suppliers in 2007. In addition, many of our larger customers are also our largest suppliers. In 2008, three of our top ten customers by revenue were also in our list of top ten suppliers. We maintain close working relationships with our top customers and suppliers and continue to reduce the business concentration of our revenues and purchases among our top customers and suppliers.   While we do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operation, the loss of more than one such major customer or supplier, or our failure to replace such customer or supplier with other customers and suppliers, could have a material adverse effect on our financial condition and our results of operations.

The imported automobile sales and services market in Tianjin is competitive; Failure to maintain our current relationships with various Chinese banks or to renew existing credit lines or enter into new credit lines may hamper our growth and negatively affect our results.

Currently, five companies compete with us in the imported automobile sales market in Tianjin.  In 2008, the Chinese automobile market recorded a 30.53% volume increase in the number of imported cars sold. As most of these imported automobiles sold are directly purchased by authorized agents and the Chinese government, our market share in Tianjin recorded a 20% increase in 2008. As the only one-stop service provider in Tianjin, our market share in the combined Financing Services and Automobile Import Value Added Services maintained its leading position with approximately a 90% market share in Tianjin. However, in the future we anticipate increasing pressure on our business from competitors, and failure to maintain our relationships with various Chinese banks in Tianjin may adversely affect our ability to provide Financing Services to our customers and to be a “one-stop” service provider for Automobile Import Value Added Services and Financing Services.  In addition, if our competitors are able to establish similar relationships with these banks or other financial institutions in Tianjin or our future markets, we will no longer enjoy our current competitive advantage.

As of March 15, 2009, the Company had a credit line of $41,406,959 We are currently negotiating a number of new credit lines with various banks, though there can be no guarantee that we will be successful in doing so.  If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

We face competition from other companies, which could force us to lower our prices, thereby adversely affecting our operating margins, financial condition, cash flows and profitability.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition.  We believe that one significant competitive factor for our products is selling price.  Although we do not aspire to be the lowest cost provider but rather the highest value provider to our customers, we could be subject to adverse results caused by our competitors’ pricing decisions.  If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

To maintain our competitive advantage, we will need to further invest in research and development of our Internet operations.

In order to maintain the current competitive advantage we enjoy through our websites www.at188.com, we will need to invest further in research and development of our websites to meet the needs of our customers.  The failure to consistently deliver accurate real-time industrial information could cause us to lose potential or existing subscribers.  In addition, if we are unable to open sub-websites in other major cities in the near future, we may fail to implement our strategy of becoming the first nationwide automobile marketing network.  As technical barriers to entry for Internet competitors are not substantial, successful entry into the market by competitors could result in a decrease in our revenue.

Concerns about security of e-commerce transactions and confidentiality of information on the Internet may reduce the use of our websites and impede our growth, and our Internet operations may be vulnerable to hacking, viruses and other disruptions.

A significant barrier to e-commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons are able to penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that our organic growth strategy will be successful.

One of our growth strategies is to grow organically through increasing the distribution and sales of our products, increasing our market share and entering new geographical markets in the PRC.  However, many obstacles to increasing our market share and entering such new markets exist, including, but not limited to, costs associated with entering into such markets and attendant marketing efforts.  We cannot therefore assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets.  Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development.  However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We may not be able to manage our expanding operations effectively, which could harm our business.

We anticipate expanding our business as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our strategic relationships necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

Our business and growth could suffer if we are unable to retain our key executives.

We depend upon the continued contributions of our senior management and other key executives, many of whom are difficult to replace.  In particular, our future success is heavily dependent upon the continued service of Mr. Tong Shiping, Mr. Yang Bin, Ms. Wang Xinwei, Mr. Li Yangqian and Ms. Cheng Weihong.  If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business, financial condition and results of operations may be materially and adversely affected.  In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel.  Each of our executive officers has entered into standard employment agreements with us (in accordance with the format issued by the Tianjin Labor and Social Security Administration) but are not subject to specific non-competition or non-solicitation agreements, as such agreements are not standard in China.  We also do not maintain key-man life insurance for any of our key executives.

We face a competitive labor market in China for skilled personnel and therefore are highly dependent on the skills and services of our existing key skilled personnel and our ability to hire additional skilled employees.

Competition for highly skilled software design, technical, managerial, finance, marketing, sales and customer service personnel is intense in China.  Failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.  Limitations on our ability to hire and train a sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share.  We may need to increase the levels of our employee compensation more rapidly than in the past in order to remain competitive. These additional costs could reduce our profitability and cause losses.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures.  We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

reduce our investments in research and development;

limit our marketing efforts; and

decrease or eliminate capital expenditures.

Such reductions could materially and adversely affect our business and our ability to compete.  Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of investors in our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We have limited insurance coverage and do not carry any business interruption or third party liability insurance or insurance that covers the risk of loss of automobiles in shipment.

Operation of our facilities involves many risks, including natural disasters, power outages, labor disturbances and other business interruptions.  We do not carry any business interruption insurance or third party liability insurance for accidents on our property or damage relating to our operations.  In addition, our existing insurance coverage may not be sufficient to cover all risks associated with our business.  As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, under the shipping terms of some of our customer contracts, we bear the risk of loss in shipment of our products.  We do not insure this risk.  While we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

Our efforts in protecting our intellectual property rights from infringement may not be sufficient, and our failure to adequately protect our intellectual property rights may undermine our competitive position.

We regard our domain name registrations and other intellectual property as critical to our success.  Our domain names for our websites are currently registered domain names.  However, no assurance can be given that such registrations and licenses will not be challenged, invalidated, infringed or circumvented or that such intellectual property rights will provide a competitive advantage to us.

Presently we sell our products only in China.  China will remain our primary market for the foreseeable future. To date, no trademark filings have been made.  Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes (including websites similar to www.at188.com and www.1365car.tj.cn) that are substantially equivalent or superior to our own or copy our products.

Intellectual property related laws in China may not be effective in protecting our intellectual property rights, and litigation to protect our intellectual property rights may be costly.

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements.  As a result, we believe that the protection of our intellectual property will become increasingly important to our business.  Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law.  Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries.  As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results.

In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive.  Litigation may be necessary to enforce our intellectual property rights, and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us.  Furthermore, any such litigation may be costly and may divert management attention away from our core business.  An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation.  We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

High cost of Internet access may limit the growth of the Internet in China and impede our growth.

Access to the Internet in China remains relatively expensive, and may make it less likely for users to access and transact business over the Internet.  Unfavorable rate developments could further decrease our visitor traffic and our ability to derive revenues from transactions over the Internet.  This could have a material adverse effect on our business, financial condition and results of operations.

The acceptance of the Internet as a commercial platform in China depends on the resolution of problems relating to fulfillment and electronic payment.  Our future growth of revenues depends in part on the anticipated expansion of e-commerce activities in China.  As China currently does not have a reliable nationwide product distribution network, the fulfillment of goods purchased over the Internet will continue to be a factor constraining the growth of e-commerce.

An additional barrier to the development of e-commerce in China is the lack of reliable payment systems. In particular, the use of credit cards and other viable means of electronic payment in sales transactions are not as well developed in China as in some other countries, such as the United States.  Various government entities and businesses are working to resolve these fulfillment and payment problems, but these problems are expected to continue to hinder the acceptance and growth of the Internet as a commercial platform in China, which could in turn adversely affect our business, financial condition and results of operations.

Our growth within the Internet market in China depends on the establishment of an adequate telecommunications infrastructure.

The telecommunications infrastructure in China is not well developed. In addition, access to the Internet is accomplished primarily by means of the Internet backbones of separate national interconnecting networks that connect through several international gateways to the Internet outside of China.  The Internet backbones and international gateways are all owned and operated by the Chinese government and are the only channels through which the domestic Chinese Internet network can connect to the international Internet network.  Although private sector Internet service providers exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by the Chinese government.  As a result, we will continue to depend on the Chinese government and state-owned enterprises to establish and maintain a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China.  In addition, we will have no means of getting access to alternative networks and services, on a timely basis or at all, in the event of any disruption or failure of the network.  We cannot assure you that the Internet infrastructure in China will support the demands associated with continued growth.  If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government and state-owned enterprises, our business, financial condition and results of operations could be materially and adversely affected.

Unexpected network interruptions caused by system failures may result in reduced visitor traffic, reduced revenue and harm to our reputation.

As the number of Chinese websites and the amount of Chinese Internet traffic increases, we cannot assure you that we will be able to increase the scale of our systems proportionately.  We are also dependent upon web browsers, Internet service providers, content providers and other website operators in China, which have experienced significant system failures and system outages in the past.  Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers.

In addition, we have limited backup systems and redundancy and we have experienced system failures and electrical outages from time to time in the past which have disrupted our operations.  We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events.  If any of the foregoing occur, we may experience a complete system shut-down.  We do not carry any business interruption insurance.  To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources.  To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Political and economic policies of the PRC government could affect our business; PRC economic reform policies or nationalization could result in a total investment loss in our common stock.

All of our business, assets and operations are located in China, and all of our revenues are derived from our operations in China.  Accordingly, our business, financial condition and results of operations are affected to a significant degree by economic, political and legal developments in China.  Changes in political, economic and social conditions in China, adjustments in PRC government policies or changes in laws and regulations could adversely affect our business, financial condition and results of operations.  The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•	structure;

•	level of government involvement;

•	level of development;

•	level of capital reinvestment;

•	growth rate;

•	control of foreign exchange; and

•	methods of allocating resources.

Since 1949, China has primarily been a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns the majority of productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  Because many reforms are unprecedented or experimental, they are expected to be refined and improved.  Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures.  This refining and readjustment process may negatively affect our operations.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely affected.

Over the last few years, China’s economy has registered a high growth rate.  Recently, there have been indications that rates of inflation have increased.  In order to control inflation, the Chinese government may take similar measures as it has done in the past, including restrictions on the availability of domestic credit, reductions of the purchasing capability of certain of our customers, and limited re-centralization of the approval process for purchases of some foreign products.  If similar restrictions are imposed, it may lead to a slowing of economic growth and reduce credit to finance the purchase of vehicles.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system.  Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents.  In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment.  Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.  In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi (“RMB”) into foreign currencies.  Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market.  Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Enterprises in the PRC which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange (“SAFE”), effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for RMB against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB 8.28 to US$1.00.  However, in 2005, the Chinese government announced that they would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the United States dollar.  Under the new policy, RMB has fluctuated within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, RMB appreciated approximately 2.49%, 3.24%, 6.46% and 6.45% against the United States dollar in 2005, 2006, 2007 and 2008 respectively. As our operations are primarily in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the RMB we convert would be reduced.

Laws and regulations applicable to the Internet in China remain unsettled and could have a material adverse effect on Internet’s growth and thereby have a material adverse effect on our business.

Growth of the Internet in China could be materially and adversely affected by governmental regulation of the industry.  Due to the increasing popularity and use of the Internet and other online services, it is possible that regulations may be adopted with respect to the Internet or other services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services.  Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online.  The adoption of additional laws or regulations may slow the growth of the Internet or other services, which could in turn lead to reduced Internet traffic and increase our cost of doing business.  While we are not aware of any existing or proposed regulations that have a significant direct adverse effect on our business, a restrictive regulatory policy regarding the Chinese Internet industry would have a material adverse effect on us by retarding the industry’s growth in China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and all of our assets are located in China. In addition, most of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts.  As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

Future outbreaks of Severe Acute Respiratory Syndrome (“SARS”), Avian flu or other widespread public health problems could adversely affect our business.

Future outbreaks of SARS, Avian flu or other widespread public health problems in China, where all of our employees work, could negatively impact our business in ways that are hard to predict.  Prior experience with the SARS virus suggests that a future outbreak of SARS, Avian flu or other widespread public health problems may lead public health authorities to enforce quarantines, which could result in closures of some of our offices and other disruptions of our operations.  A future outbreak of SARS, Avian flu or other widespread public health problems could result in reduction of our advertising and fee-based revenues.

Restrictions on paying dividends or making other payments to us bind our subsidiaries in China.

We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China.  As a result, we depend on dividend payments from our subsidiaries in China for our revenues.  The dividend tax rate is 20%. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their distributable earnings, if any, as determined in accordance with Chinese accounting standards and regulations.  Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective after-tax profit, if any, and up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

The Chinese government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.  If we or any of our subsidiaries are unable to receive all of the revenues from our operations through these arrangements, we may be unable to effectively finance our operations or pay dividends on our common stock.

Our significant amount of deposits in certain banks in China may be at risk if these banks go bankrupt during our deposit period, and the risk of bankruptcy of the banks with which we have lines of credit may adversely affect our ability to provide financial services to our customers.

As of December 31, 2008, we have approximately $1.7 million in cash and other bank deposits, such as time deposits and bank notes, with sixteen different banks in China, which constitute substantially all of our total cash and cash equivalents as of December 31, 2008. The terms of these deposits are, in general, up to twelve months.  Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006.  Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.  In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

RISKS RELATING TO OUR COMMON STOCK

The market price for shares of our common stock could be volatile; the sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control.  Such factors may include, without limitation, the general economic and monetary environment, quarter-to-quarter variations in our anticipated and actual operating results, future financing activities and the open-market trading of our shares in particular.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations.  In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our Company that has satisfied a two-year holding period.  Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

The trading market in our common stock is limited and illiquid and may cause volatility in the market price.

Our common stock is currently traded on the Over-The-Counter Bulletin Board under the symbol “CALG.OB”.  The Over-The-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or the NASDAQ Stock Market.  Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain.

The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us.  Thus, the market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price or at any price.  In the absence of an active trading market:

investors may have difficulty buying and selling or obtaining market quotations;

market visibility for our common stock may be limited; and

a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock is considered a “penny stock” and as a result, related broker-dealer requirements affect its trading and liquidity.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended.  These include but are not limited to the following:  (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our common stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

One stockholder exercises significant control over matters requiring stockholder approval.

Bright Praise Enterprises Limited has voting power equal to approximately 64.64% of our voting securities.  As a result, Bright Praise Enterprises Limited, through such stock ownership, exercises significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in Bright Praise Enterprises Limited may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than Bright Praise Enterprises Limited.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, require significant documentation, testing and possible remediation to meet the detailed standards, and will impose significant additional expenses on us.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies.  We may not be able to obtain financing on favorable terms, if at all.  If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of our common stock, which could adversely affect the market price and the voting power of shares of our common stock.  If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets.  The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock, and we do not plan to pay cash dividends on our stock in the foreseeable future.

We are responsible for the indemnification of our officers and directors which could result in substantial expenditures, which we may be unable to recoup.

Our Articles of Incorporation and Bylaws provide for the indemnification of our directors and officers, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us.  This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our main offices are located at No. 87 No. 8 Coastal Way, Floor 2 Construction Bank, FTZ, Tianjin Province, PRC.  This office space consists of approximately 1,521 square meters.  The lease relating to our main offices has a 7-year term which expires on April 1, 2010.  The annual rent for the office is approximately $14,440 (RMB 100,000).

In addition, we have a showroom located at the Tianjin Port International Car Exhibition Center, No. 8 Huanhe Xi Road, FTZ, Tianjin Province, PRC, and consists of approximately 2,190 square meters.  The lease for the showroom has a 5-year term and expires on December 31, 2011.  The annual rent for the showroom is approximately $144,398 (RMB 1,000,000).

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.	Legal Proceedings

We are party to certain litigation/arbitration with regards to amounts payable to suppliers for which the Company was not satisfied with the quality and timing of the goods supplied. However, the amount in question is not material to the Company and we believe that such litigation/arbitration will not have a material adverse effect on us or our business and that we will be able to resolve these issues through further business negotiations.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 10, 2008, the holders of a majority of the Company’s outstanding shares of Common Stock voted to enter into the Exchange Agreement, as described above.

On November 26, 2008, the holders of a majority of the outstanding shares of Common Stock voted to amend the Company’s Articles of Incorporation to change the name of the Company to “China Auto Logistics Inc.” Also, on November 26, 2008, holders of a majority of the outstanding shares of Common Stock voted to amend and restate the Company’s Bylaws in their entirety.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock have been listed for trading on the OTCBB under the ticker symbol “CALG.OB” since January 29, 2009. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2008:

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2008
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$3.33	$3.09

December 31, 2007
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders.

As of March 24, 2009, we had approximately 27 stockholders of our Common Stock of record, and our common stock had a closing bid price of $3.50 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2008, there were no warrants or options outstanding to acquire any shares of our Common Stock.

Dividends and Related Policy.

We do not expect to declare or pay any cash dividends on our Common Stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our Common Stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of December 31, 2008, we have no compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities.

Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering.  When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public.  Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

In February 2005, the Company issued 300,000 shares of common stock to Phillip E. Ray for $1,500.

On February 25, 2005, the Company issued 300,000 shares of common stock to Ms. Ruth Daily for services performed in connection with the organization of the Company.  The Company valued the services at $1,500 or $0.005 per share.

In November 2005, the Company issued 22,000 shares of our common stock to Mr. Darin Ray for $1,100, or $0.05 per share.

In November 2005, the Company issued 22,000 shares of our common stock to Mr. Brian Ray for $1,100, or $0.05 per share.

In November 2005, the Company issued 16,000 shares of our common stock to Ms. Raine Thomson (Daily) for $800, or $0.05 per share.

In November 2005, the Company issued 16,000 shares of our common stock to Mr. Mike Hixon for $800, or $0.05 per share.

In November 2005, the Company issued 16,000 shares of our common stock to Mr. Patrick Dunda for $800, or $0.05 per share.

In November 2005, the Company issued 16,000 shares of our common stock to Ms. W. Fay Starr for $800, or $0.05 per share.

On April 24, 2007, the Company issued 60,000 shares of common stock to VentureVest Capital Corporation for $6,000, or $0.10 per share.

On May 23, 2007, the Company issued 50,000 shares of common stock to American Business Services, Inc. for $6,000, or $0.10 per share.

Pursuant to the terms of the Exchange Agreement, the Stockholder acquired 11,700,000 newly-issued shares of the Company’s common stock, representing approximately 64.64% of the Company’s issued and outstanding common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Report. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of China Auto Logistics Inc. and its wholly owned and majority owned subsidiaries.

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

Prior Operations of China Auto Logistics Inc.

China Auto Logistics Inc., formerly Fresh Ideas Media, Inc., was incorporated in the State of Nevada on February 22, 2005. Fresh Ideas Media, Inc. was engaged in the advertising and consulting business. In February 2005, Fresh Ideas Media, Inc. formed its wholly-owned subsidiary, Community Alliance, Inc. (“Community Alliance”), an entity which markets sub-licenses for take home school folders. Fresh Ideas Media, Inc. had only commenced limited operations and had not yet generated significant revenues, and was therefore considered a development stage company.

The Exchange and the Spin-Off

 On November 10, 2008, Fresh Ideas Media, Inc. entered into the Exchange Agreement (“Exchange”) with a Hong Kong corporation, Ever Auspicious International Limited (“HKCo”), whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of the HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 11,700,000 newly-issued shares of our common stock. The closing of the Exchange (“Closing”) occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing.  Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58% of the issued and outstanding common stock of Fresh Ideas Media, Inc., respectively.  As of the Closing, HKCo beneficially owns approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc.  As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations are those of HKCo.  Shortly after the Closing, Fresh Ideas Media, Inc. changed its name from Fresh Ideas Media, Inc. to China Auto Logistics Inc. (the “Company”).

In connection with the consummation of the share exchange, Fresh Ideas Media, Inc. agreed to consummate the spin-off of Community Alliance through a dividend of all of the issued and outstanding capital stock of Community Alliance to holders of Fresh Ideas Media, Inc.’s common stock as of September 9, 2008. The spin-off was approved by the Board of Directors of Fresh Ideas Media, Inc. on September 9, 2008 and would be consummated upon the satisfactory resolution of all of the SEC’s comments to the Form 10 registration statement relating to Community Alliance’s common stock and such registration statement’s effectiveness. Upon the consummation of the spin-off, the business and operations of HKCo will be the sole business and operations of Fresh Ideas Media, Inc..

The HKCo was incorporated in Hong Kong on October 17, 2007.  Prior to December 25, 2007, HKCo had minimal assets and no operations. On December 25, 2007, Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”) a company established under the laws of the People’s Republic of China (“PRC”), became a wholly-owned foreign enterprise of HKCo and this arrangement was approved by relevant ministries of the PRC government.

Upon the completion of the transactions on December 25, 2007 and November 10, 2008, the Company owned 100% of HKCo which owned 100% of Shisheng, the operating entity of HKCo.  For financial reporting purposes, these transactions are classified as a recapitalization of Shisheng and the historical financial statements of Shisheng are reported as the Company’s historical financial statements.

Current Business of the Company

The Company, through its website, www.at188.com, engages in automobile sales, custom clearance services, storage services and national transportation. We are also the only one-stop service provider in Tianjin, also providing dealer financing to our customers. Additionally, the Company’s website www.1365car.com, currently running in 11 cities, targets domestic manufactured automobile dealers and traders in an effective and efficient quoting platform, with a user-friendly interface for the customers to identity the best quotes and packages. We aim to launch a consolidated national website soon.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for financing services, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, and (4) automobile import value added services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services being rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes the sales of automobiles upon delivery and acceptance by the customers and where collectibility is reasonably assured.

Service revenue related to financing services is recognized ratably over the financing period.

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term.

The Company charges a monthly fee for listing services and recognizes the revenue when services are performed.

The Company recognizes revenue from automobile import value added services when such services are performed.

Inventory

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory  to determine the reserve amount for slow-moving inventory.

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is Renminibi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our Company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of consolidated statements of shareholders’ equity.

Income taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment on January 1, 2007 and had no significant impact on the Company’s accounting for income taxes for the years ended December 31, 2008 and 2007. The Company did not incur any interest or penalties related to potential underpaid income tax expenses.

Results of Operations for the Fiscal Year Ended December 31, 2008 Compared To the Fiscal Year Ended December 31, 2007

 The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	For the Year Ended December 31,
	2008		2007		Change in %
Net revenue	$189,737,077	100.00%	$152,430,674	100.00%	24.47%
Cost of revenue	$181,065,563	95.43%	$147,270,951	96.62%	22.95%
Gross profit	$8,671,514	4.57%	$5,159,723	3.38%	68.06%
Operating expenses	$2,517,652	1.33%	$1,425,022	0.93%	76.67%
Income from operations	$6,153,862	3.24%	$3,734,701	2.45%	64.78%
Other expenses	$(209,489)	(0.11%)	$(47,891)	(0.03%)	337.43%
Income before income taxes, minority interests and extraordinary item	$5,944,373	3.13%	$3,686,810	2.42%	61.23%
Net Income	$3,987,363	2.10%	$3,173,375	2.08%	25.65%

For the year ended December 31, 2008, our net revenue increased 24.47% to $189,737,077, from our net revenue of $152,430,674 in 2007, and our cost of revenue increased 22.95% from $147,270,951 in 2007 to $181,065,563 in 2008. Gross profit increased 68.06% from $5,159,723 in 2007 to $8,671,514 in 2008.  Income from operations increased 64.78% to $6,153,862 in 2008 from $3,734,701 in 2007, which is primarily attributable to the growth in net revenue. Net income increased 25.65% from $3,173,375 to $3,987,363 from 2007 to 2008. In 2008, the Company’s gross margins improved substantially to 4.57%, compared to a gross margin of 3.38% in 2007. While less than 2% of net revenues, the Company’s website and auto-related services business contributed 1.74% of the margin, while the margin on automobile sales was 2.83%. The increase in gross margin in 2008 was attributable primarily to a more than doubling of the margin on auto sales. In future years, the Company expects that the margins on its website and services business will become an increased proportion of gross margin. In 2008, income taxes increased substantially, as all of the Company’s subsidiaries incurred taxes as compared with only one subsidiary in 2007.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:
	For the Year Ended December 31,
	2008		2007		Chang in %
Net Revenue	$189,737,077	100.00%	$152,430,674	100.00%	24.47%
- Sales of Automobiles	$186,343,080	98.21%	$149,156,996	97.85%	24.93%
- Financing Services	$899,538	0.47%	$736,590	0.48%	22.12%
- Web-based Advertising Services	$1,762,859	0.93%	$1,459,948	0.96%	20.75%
- Automobile Import Value Added Services	$731,600	0.39%	$1,077,140	0.71%	(32.08%)

General

Our revenues are derived from sales of automobiles, financing services, web-based advertising services and automobile import value added services. For the years ended December 31, 2008 and 2007, net revenue was $189,737,077 and $152,430,674 respectively, representing a 24.47% growth rate from 2007 to 2008.

Sales of Automobiles

Net revenue was generated primarily from sales of automobiles, which increased 24.93%, from $149,156,996 in 2007 to $186,343,080 in 2008. The Company sold 2,523 automobiles in 2008 and 2,464 automobiles in 2007, representing an increase of 2.39% in the volume. The average unit selling price increased 21.89% from $60,535 in 2007 to $73,786 in 2008 due to the increasing unit price primarily due to the market’s favor of big engine cars, particularly SUVs. The Company will focus more on the sales of luxury high-end automobiles than increasing unit sales.

Our top three customers generated approximately 22% of our total revenue in 2008 and 27% of our total revenue in 2007.  The Company has historically maintained close working relationships with its top customers. We aim to maintain these relationships while reducing the concentration of our revenues among these top customers.

Transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, the rate of growth in automobiles sales is expected to decline. We do not foresee our leading position as the imported automobile trader in Tianjin to change in the near future. In the future, we plan to consistently enhance our profitability.

Financing Services

Our revenue from financing services increased 22.12%, from $736,590 in 2007 to $899,538 in 2008. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. As of December 31, 2008, the Bank of China determined the exchange rate of RMB to U.S. dollars to be 6.8346, which constitutes an appreciation of 6.43% from the exchange rate of 7.3046 as of December 31, 2007.  The appreciation of the RMB is one of the factors in the increase of our revenue in 2008 from 2007. Another factor that affects our revenue from financing services is our relationship with major commercial banks. Our Company established reputable credit with most major commercial banks and although the enormous decrease or the simultaneous expiration of credit lines or other bank facilities may reduce our capacity to provide financing services and to affect our purchase power, we had not experienced formidable difficulties in the access of credit lines and any other bank facility. We do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

We provide financing services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China and China Merchants Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. As of December 31, 2008, our total amount of facility lines of credit was approximately $27,799,725 (RMB 190,000,000). Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 15, 2009, the Company had a credit line of $41,406,959 (RMB 283,000,000). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide financing services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from financing services would be materially and adversely affected by a decreased number of transactions.

We view the business of financing services and automobile import value added services as closely related, and both are heavily dependent upon market conditions. In particular, a tightening of the credit market in the PRC, to the extent it impacts our ability to obtain lines of credit from our banks or other additional financing, will also limit our ability to provide financing services to our customers.

Web-based Advertising Services

Revenue generated from advertisements on our websites has experienced continuous growth in recent years.

Revenue generated by our websites increased 20.75%, from $1,459,948 in 2007 to $1,762,859 in 2008. As of December 31, 2008, www.at188.com had over 130 subscribers and generates revenue mainly from advertisements. Currently, all of our revenue from our websites is generated by subscription fees and advertisements. We generate 90% of our revenues from our websites from subscription fees and advertisements, and 10% from automobile import value added services sold over the Internet.

We are experiencing rapid development in our websites. The revenue growth rate from our websites has been lower because we have been providing discounts to our customers as a way of attracting business while the websites are still in an expansion phase. We also provide subscription-exemptions, discounted prices or even free advertisements to attract repeat customers.

Automobile Import Value Added Services

Our automobile import value added services revenue decreased 32.08%, from $ 1,077,140 in 2007 to $ 731,600 in 2008, primarily due to the slow down of Tianjin Port for the 2008 Beijing Olympic Games, which affected the general import business for over 40 days. Another negative impact on our automobile import value added services revenue occurred in November 2008 with the world wide economic decline, which induced a slowdown in the imported automobile sales for several weeks. In the first two months of 2009, the economic situation has improved. In February, automobile sales in China increased more than 25%.

Cost of Revenue

	For the Year Ended December 31,
	2008		2007		Change in %
Net revenue	$189,737,077	100.00%	$152,430,674	100.00%	24.47%
Cost of revenue	$181,065,563	95.43%	$147,270,951	96.62%	22.95%

Our cost of revenue in 2008 consisted primarily of the cost of automobiles imported from foreign automobile manufacturers. Our cost of revenue increased 22.95%, from $ 147,270,951 in 2007 to $ 181,065,563 in 2008. The increase was due primarily to the increase in the purchase price of imported automobiles, which is consistent with our net revenue growth rate. The amount of direct cost of revenue related to the automobile import value services, financing services and web-based advertising services was de minimis.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	For the Year Ended December 31,
	2008		2007		Change in %
Operating expenses
- Selling & Marketing	$1,118,442	44.42%	$949,219	66.61%	17.83%
- General & Administrative	$1,399,210	55.58%	$475,803	33.39%	194.07%
Total	$2,517,652	100.00%	$1,425,022	100.00%	76.67%

Operating expenses increased 76.67%, from $1,425,022 in 2007 to $2,517,652 in 2008. This increase was a combination of a 17.83% increase in selling and marketing expenses from $949,219 in 2007 to $1,118,442 in 2008, and a 194.07% increase in general and administrative expenses (“G&A”) from $475,803 in 2007 to $1,399,210 in 2008.

Selling and marketing expenses increased 17.83% in 2008. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	For the Year Ended December 31,
	2008	2007	Change in %
Primary selling & marketing expenses
- Entertainment	$90,824	$86,178	5.39%
- Auto insurance, maintenance and fees	$93,143	$59,557	56.39%
- Payroll	$252,894	$190,463	32.78%
- Advertisement expenses	$97,183	$60,059	61.81%
- Rent	$159,993	$144,989	10.35%

Payroll expenses increased 32.78%, from $190,463 in 2007 to $252,894 in 2008 due to an increasing number of full-time selling and marketing personnel and the rising costs of remuneration packages used to recruit and maintain skilled employees. In 2008, auto insurance, maintenance and fees increased 56.39% primarily due to the increase of overall auto toll fee in the PRC, as well as the increase of auto insurance and license plate fees. Because of these cost increases, the Company’s vehicle related expenses in association with the nationwide expansion of www.1365car.tj.cn increased sharply. Advertising expenses increased 61.81%, from $60,059 in 2007 to $97,183 in 2008 primarily due to the marketing of the two websites www.1365car.tj.cn and www.at188.com. The 10.35% increase in rent expenses in 2008 from 2007 is primarily due to RMB appreciation.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	For the Year Ended December 31,
	2008	2007	Change in %
Primary G&A expenses
- Depreciation	$200,701	$151,156	32.78%
- Entertainment	$35,877	$34,785	3.14%
- Payroll	$410,437	$157,633	160.38%
- Travel	$55,225	$17,707	211.88%
- Professional fees	$547,085	$-	N/A

Our total general and administrative expenses increased 194.07% to $1,399,210 in 2008 from $475,803 in 2007. This was partly a result of professional fees incurred in connection with the Company becoming a public company, which totaled $547,085. Excluding such fees, the G&A expenses increased 79.09% to $852,125. Our travel expenses increased 211.88% from $17,707 in 2007 to $55,225 in 2008 as a result of market research activities relating to our efforts in setting up our website operations for domestic manufactured automobiles in 11 additional cities. Payroll expenses also increased 160.38% to $410,437 in 2008 compared $157,633 in 2007. This was a result of an increase in the Company’s number of full-time employees from December 31, 2007 to December 31, 2008. In 2008, the Company also provided a more competitive remuneration package to attract and retain qualified personnel.

Depreciation increased 32.78% in 2008 to $200,701 from $151,156 in 2007. This increase in depreciation is due to the Company’s purchase of office equipment and furniture and the upgrade of its computers and server.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company steadily purchased office equipment and updated computer and server hardware and software in 2008. These purchases led to an increase in depreciation and amortization from $164,336 in 2007 to $200,701 in 2008, an increase of 22.13%. As of December 31, 2008, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

 Income from operations increased 64.78%, to $6,153,862 in 2008 from $3,734,701 in 2007, which is primarily attributable to the growth in revenue and gross profit.

Gross profits increased by 68.06%, from $5,159,723 in 2007 to $8,671,514 in 2008, due to an increase in net revenues of 24.47% from $152,430,674 to $189,737,077.

In the future, in our automobiles sales business, we plan to improve profitability. We expect to strengthen relationships with our major suppliers to obtain more favorable terms such as freight exemptions and discounts. We also expect profit expansion from continued growth in our website services and auto-related services business.

Other Income and Expenses

Other income and expenses consists primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid with respect to interest by the Company with respect to its borrowings from the banks. The decrease in interest income was primarily as a result of a decrease in the amount of the Company’s restricted cash held by the banks.

Liquidity and Capital Resources

We generally finance our operations through a combination of operating profit and short-term borrowings from banks. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Form 10-K, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they come due.

We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financings to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2008 and 2007.

	2008	2007
Net cash provided by (used for) operating activities	$(6,834,781)	$7,005,231
Net cash provided by investing activities	$6,387,350	$2,474,550
Net cash used for financing activities	$(3,990,186)	$(6,786,047)
Effect of exchange rate change on cash	$333,290	$348,228
Cash and cash equivalents at beginning of year	$5,703,108	$2,661,146
Cash and cash equivalents at end of year	$1,598,781	$5,703,108

Operating Activities

During fiscal year 2008, net cash used for operating activities was $6,834,781, as compared to net cash provided by operating activities of $7,005,231 in 2007, an increase of $13,840,012 in net cash used for operating activities.  The increase was a result of several factors, including an increase of net inventory for $7,923,367, and a decrease of customer deposits for $14,012,217, which was partially offset by a decrease of advances to suppliers for $12,432,446. During the fiscal year 2007, net cash provided by operating activities in the amount of $7,005,231 was primarily caused by an increase of customer deposits for $10,458,326, which was partially offset by an increase of advances to suppliers for $6,854,490.

Investing Activities

During fiscal year 2008, we generated net cash from investing activities of $6,387,350, as compared to $2,474,550 of net cash provided by investing activities in 2007. The increase was mainly due to a decrease in the amount of the Company’s restricted cash of $6,574,124 for 2008 compared to that of $2,547,499 for 2007. During 2008, we provided most of our financing service through China Merchants Bank, which has a much lower deposit ratio than what we used in 2007. As a result of that, the balance of the restricted cash had a significant decline.

Financing Activities

During fiscal year 2008, net cash used for financing activities was $3,990,186, as compared to $6,786,047 of net cash used for financing activities in 2007, a decrease of $2,795,861. During the year ended December 31, 2007, the Company repaid a net amount of $10,729,108 for advances due to a director which was partially offset by additional capital contributions of $8,498,065 by our majority shareholder.

Our total cash and cash equivalents increased to $1,598,781 as of December 31, 2008, as compared to $5,703,108 as of December 31, 2007.

Working Capital

Our management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. We have minimal accounts receivable from our automobile sales and trading operations for fiscal years 2008 and 2007.

During fiscal year 2008, our net inventory increased to $16,434,391, as compared to $7,849,957 of inventory held by the Company as of December 31, 2007. The increase of net inventory from 106 units as of December 31, 2007 to 211 units as of December 31, 2008 was primarily due to the management’s optimistic estimate on the import automobile market in 2009. During the last several months in 2008, most of the import automobile dealers reduced inventory as a result of the world wide economic decline, but we still keep substantial inventory as we believe that the economic downturn will have a limited impact on the Chinese high-end automobile market.

Capital Expenditures

We had property and equipment, net of $622,604 as of December 31, 2008 and $595,748 as of December 31, 2007. The increase of net fixed assets is mainly due to an increase in automobile expenditures.

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2008 and 2007.

	For the Year Ended December 31,
	2008	2007	Change in %
Computer	$208,772	$154,822	34.85%
Office equipment, furniture and fixtures	$107,121	$86,445	23.92%
Automobiles	$972,397	$787,055	23.55%
Total	$1,288,290	$1,028,322	25.28%
Accumulated depreciation	$665,686	$432,574	53.89%
Net	$622,604	$595,748	4.51%

Trend Information

Other than as disclosed elsewhere in this Form 10-K, we are not aware of any trends, uncertainties, demands, commitments or events for the periods discussed in this section that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, nor any that caused the disclosed financial information to not necessarily be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combination", to improve reporting creating greater consistency in the accounting and financial reporting of business combinations.  The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet begun the process of assessing the potential impact the adoption of FASB No. 161 may have on its consolidated financial position or results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact, if any, of the adoption of FSP SFAS 142-3. It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS 162 directs the U.S. GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the U.S. GAAP hierarchy from the auditing standards. The Company is currently evaluating the impact of adopting SFAS No. 162.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain non forfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008. The Company is evaluating the impact, if any, of the adoption of FSP EITF 03-6-1. It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In November 2008, the FASB ratifies the consensus reached by the Task Force in EITF Issue 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires entities that will acquire a defensive intangible asset after the effective date of SFAS 141R, to account for the acquired intangible asset as a separate unit of accounting and amortize the acquired intangible asset over the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact, if any, of the adoption of EITF 08-7. It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 24, 2008, the Board of Directors of the Company dismissed Ronald R. Chadwick, P.C. as the independent auditors of the Company and appointed Stonefield Josephson, Inc. an Independent Registered Public Accounting Firm, to serve as the Company’s independent auditors.

Ronald R. Chadwick, P.C. had been the independent accountants of the Company since January 25, 2007. Their report dated January 18, 2008 on the Company’s audited financial statements for the Company’s fiscal year ended November 30, 2007 did not contain an adverse opinion or a disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles, except for a “going concern” uncertainty.  During the Company’s two most recent fiscal years and the subsequent interim period through the date Ronald R. Chadwick, P.C. was dismissed, there were no disagreements between the Company and Ronald R. Chadwick, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ronald R. Chadwick, P.C.’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.  During the Company’s two most recent fiscal years and through the subsequent interim period through the date Ronald R. Chadwick, P.C. was dismissed, Ronald R. Chadwick, P.C. did not advise the Company as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

Stonefield Josephson, Inc. has been the independent accountants for Shisheng since January 8, 2008 to present. The Board of Directors determined that because the financial statements of the Company are tantamount to the financial statements of its new wholly-owned subsidiary HKCo’s wholly-owned operating subsidiary Shisheng, for reasons of continuity, Stonefield Josephson, Inc. should become the independent accountants of the Company.

During the Company’s two most recent fiscal years and through the subsequent interim period through the date Ronald R. Chadwick, P.C. was dismissed, the Company has not consulted with Stonefield Josephson, Inc. regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.  In addition, prior to the Exchange, neither HKCo nor Shisheng consulted with Ronald R. Chadwick, P.C. as to any accounting or auditing matter.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues are instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level. The Company will continue to evaluate the effectiveness of its disclosure controls and procedures, as the Company’s disclosure controls and procedures have not been periodically tested by the demands of being a public company for a long period of time.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Similar to the Company’s evaluation of its disclosure controls and procedures, the Company will continue to evaluate its internal control over financial reporting, as the Company’s internal control over financial reporting has not been periodically tested by the demands of being a public company for a long period of time.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b)  Changes in Internal Control Over Financial Reporting.

During our fiscal year 2008, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial  reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of December 31, 2008, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience

Tong Shiping	48	Chief Executive Officer, President and Chairman of the Board
Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when Shisheng was founded.  He earned his Bachelors degree in computer science from the China Air Force Engineering University.  From Mr. Tong is also director of the Tianjin Car Logistics Association.

Li Yangqian	42	Chief Operating Officer and Vice President
Mr. Li has served as Vice President and Chief Operating Officer of the Company since 2003.  He earned his Masters degree in engineering from Tianjin University.  From 2001 to 2003, Mr. Li served as the regional manager for Tianjin OTIS Elevator.  Mr. Li is also the deputy chairman of the China Automobile Dealers Association – Marketing Division.

Wang Xinwei	51	Chief Financial Officer, Treasurer and Vice President
Ms. Wang has served as the Chief Financial Officer, Treasurer and Vice President of the Company since joining Shisheng in 2001.  She earned her Bachelors degree in industry accounting from Tianjin Radio and TV University.  Ms. Wang is a qualified Chinese certified public accountant.

Cheng Weihong	46	Secretary, Senior Vice President (Head of Human Resources and General Administration) and Director
Ms. Cheng has served as Secretary and Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995.  She earned her Bachelors degree from Shijazhuang Military Medical University.  Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995.

Name	Age	Position Held	Experience

Yang Bin	36	Senior Vice President (General Manager, Head of Sales) and Director
Mr. Yang has served as the Senior Vice President (General Manager, Head of Sales) since 2003, when he joined Shisheng.  He earned his Bachelors degree from Foreign Trade Nankai University and an Executive M.B.A. from Tsing Hua University.  Prior to joining Shisheng, Mr. Yang served as the general manager of Tianjin Yingzhijie Car Trading Corp. from 1999 to 2003.  Mr. Yang also serves with the Expert Division of the China Association of Imported Automobiles.

Howard S. Barth	56	Director
Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant.  He has served as a director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) since May 2005 (and has served previously as chairman of its audit committee) and was its chief executive officer and president in 2006.  He is also currently a member of the Board of Directors and chairman of the audit committee for Nuinsco Resources Limited (a TSX listed exploration company), New Oriental Energy & Chemical Corp. (a NASDAQ listed company) and Orsus Xelent Technologies, Inc. (an AMEX-listed company).  He is also currently a director for Uranium Hunter Corporation (an OTC BB company).  He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University.

Name	Age	Position Held	Experience

Gao Yang	35	Director
Mr. Gao worked for the Bank of China from 1994-2002 and was responsible for its institution monetary credit business.  Since 2002, he has served as the Institution Sales Manager at the Tianjin Branch of Shanghai Pudong Development Bank.  Mr. Gao has rich experience in evaluating and controlling credit risk, as well as experience in investment, M&A and re-organizations.  He received a bachelor’s degree in Economics from Tianjin University of Finance and Economics.

Qu Zhong	46	Director
Ms. Qu joined Tianjin Jinma Property Development Corp. in 1992 as assistant manager and was later promoted to vice General Manager.  Since 1995, Ms. Qu has served as the sales manager for Tianjin Guotai Anju Property Development and Management Corp.  Ms. Qu received her bachelor’s degree in Engineering from Xi’An Telecommunication Engineering University, and in 2004, she received an Executive MBA from Tianjin University of Finance and Economics.

Kong Xiaoyan	41	Director
Ms. Kong started her career in 1993 with the Tianjin Foreign Trade Law Firm, practicing foreign economic law.  She worked as a China Legal Consular for Livasari & Co. from 1997-1999. From 1999-2004, she worked for Jiade Attorneys of Law as partner and senior partner.  Since May 2004, she has practiced with Tianjin Jiade Hengshi Attorneys of Law as senior partner.  Ms. Kong received her master’s degree in Law at Zhongshan University.

Certain Significant Employees

None.

Family Relationships

Ms. Cheng Weihong, our Secretary, Senior Vice President (Head of Human Resources and General Administration) and a director nominee, is the wife of Mr. Tong Shiping, our President and Chief Executive Officer.

Involvement in Legal Proceedings

During the past five years, no officer or director of the Company has:

(1) Petitioned for bankruptcy or had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors Meetings and Committees

The Board of Directors held 8 meetings during the fiscal year ended December 31, 2008.  Each Directors member attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

On December 12, 2008, the Board approved and authorized the establishment of three new committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  Howard S. Barth (Chair, Financial Expert), Gao Yang and Kong Xiaoyan were appointed to the Audit Committee. Kong Xiaoyan (Chair), Qu Zhong and Gao Yang were appointed to the Compensation Committee. Gao Yang (Chair), Kong Xiaoyan and Qu Zhong were appointed to the Nominating and Corporate Governance Committee. The charter of each committee is also available in print to any stockholder who requests it.

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Gao Yang and Kong Xiaoyan, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission’s (the “SEC”) rules.  The Board of Directors has determined that Howard S. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board of Directors in December of 2007, a copy of which may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China  300461.

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The Nominating Committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board of Directors a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the applicable SEC rules and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Gao Yang (Chair), Kong Xiaoyan and Qu Zhong, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange.  The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board of Directors in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China  300461.

During the fiscal year ended December 31, 2008, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board of Directors.

Compensation Committee

The Board of Directors established the Compensation Committee in December 2008. The Compensation Committee is currently comprised of the following Directors of the Company: Kong Xiaoyan (Chair), Qu Zhong and Gao Yang, each of whom is “independent” as defined by the applicable SEC rules. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board of Directors’ policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board of Directors. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board of Directors in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China  300461.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board of Directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2008, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board of Directors approved a Code of Business Conduct and Ethics (the “Code). This Code applies to all directors, officers and employees.

Item 11.         Executive Compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
Tong Shiping,	2008	$52,473	(1)	-0-	-0-	-0-	-0-	-0-	-0-		$52,473
CEO and President	2007	$12,654		-0-	-0-	-0-	-0-	-0-	-0-		$12,654

Wang Xinwei,	2008	$35,031	(2)	-0-	-0-	-0-	-0-	-0-	-0-		$35,031
CFO, Treasurer and VP	2007	$3,269		$2,373	-0-	-0-	-0-	-0-	-0-		$5,642

Yang Bin, Senior VP	2008	$36,867	(3)	-0-	-0-	-0-	-0-	-0-	-0-		$36,867
(GM, Head of Sales)	2007	$3,886		-0-	-0-	-0-	-0-	-0-	$57,128	(6)	$61,014

Cheng Weihong,	2008	$35,031	(4)	-0-	-0-	-0-	-0-	-0-	-0-		$35,031
Secretary, Senior VP (Head of HR and Admin)	2007	-0-		-0-	-0-	-0-	-0-	-0-	$1,080,935	(7)	$1,080,935

Li Yangqian,	2008	$35,031	(5)	-0-	-0-	-0-	-0-	-0-	-0-		$35,031
COO and VP	2007	-0-		-0-	-0-	-0-	-0-	-0-	-0-		-0-

(1) Mr. Tong Shiping’s salary for the fiscal year ending December 31, 2008 is $52,473 (RMB 358,000) (based on the exchange rate of RMB to U.S. dollars on December 31, 2008).
(2) Ms. Wang Xinwei’s salary for the fiscal year ending December 31, 2008 is $35,031 (RMB 239,000) (based on the exchange rate of RMB to U.S. dollars on December 31, 2008).
(3) Mr. Yang Bin’s salary for the fiscal year ending December 31, 2008 is $36,867 (RMB 251,530) (based on the exchange rate of RMB to U.S. dollars on December 31, 2008).
(4) Ms. Cheng Weihong’s salary for the fiscal year ending December 31, 2008 is $35,031 (RMB 239,000) (based on the exchange rate of RMB to U.S. dollars on December 31, 2008).
(5) Ms. Li Yangqian salary for the fiscal year ending December 31, 2008 is $35,031 (RMB 239,000) (based on the exchange rate of RMB to U.S. dollars on December 31, 2008).
(6) Mr. Yang Bin received dividend payments of $57,128 (RMB 422,802.03) in connection with his 3.81% ownership of Zhengji.
(7) Ms. Cheng Weihong received dividend payments of $1,080,935 (RMB 8,000,000) in connection with her 40% ownership of Shisheng prior to the Reorganization.

As of December 31, 2008, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Each of the executive officers of the Company have entered into standard employment contracts with Shisheng, a form of which is attached as an exhibit to this Report.  The contracts have one-year terms and are otherwise consistent with the standard form prescribed by the Tianjin Labor and Social Security Administration.  None of the employment contracts provide for annual total compensation payments in excess of $100,000.  The amounts listed in the table above were paid by Shisheng.   We have no stock option, retirement, pension or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Discussion and Analysis

The Company’s compensation program is designed to provide our executive officers with competitive remuneration and to reward their efforts and contributions to the Company.  Elements of compensation for our executive officers include base salary and cash bonuses.

Before we set the base salary for our executive officers each year, we research the market compensation in Tianjin for executives in similar positions with similar qualifications and relevant experience, and add a 10%-15% premium as an incentive to attract high-level employees.  Company performance does not play a significant role in the determination of base salary.

Cash bonuses may also be awarded to our executives on a discretionary basis at any time.  Cash bonuses are also awarded to executive officers upon the achievement of specified performance targets, including annual revenue targets for the Company.

Director Compensation

The Company did not provide any compensation to its directors in the fiscal year ended December 31, 2008.  The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2009 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class

Bright Praise Enterprises Limited	11,700,000	64.64%

Choi Chun Leung Robert**	11,700,000	64.64%

Phillip E. Ray*** 4890 Silver Pine Drive Castle Rock, Colorado 80108	1,232,500	6.81%
* Unless otherwise noted, the address is that of the Company’s.
** Choi Chun Leung Robert is the beneficial owner of 11,700,000 shares of our common stock through his 100% ownership of Bright Praise Enterprises Limited and through his position as the sole director of Bright Praise Enterprises Limited.
*** Phillip E. Ray is the beneficial owner of 1,232,500 shares of our common stock through his direct ownership of 682,500 shares of our common stock and through his positions as the sole officer, director and shareholder of American Business Services, Inc., which owns 250,000 shares of our common stock, and the majority shareholder and sole officer and director of VentureVest Capital Corporation, which owns 300,000 shares of our common stock.

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 26, 2009.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class

Tong Shiping, Chief Executive Officer, President and Chairman of the Board	-0-	0%

Li Yangqian, Chief Operating Officer and Vice President	-0-	0%

Wang Xinwei, Chief Financial Officer, Treasurer and Vice President	-0-	0%

Cheng Weihong, Secretary and Senior Vice President (Head of Human Resources and General Administration) and Director	-0-	0%

Yang Bin, Senior Vice President (General Manager, Head of Sales) and Director	-0-	0%

Howard S. Barth, Director	-0-	0%

Gao Yang, Director	-0-	0%

Qu Zhong, Director	-0-	0%

Kong Xiaoyan, Director	-0-	0%

All Directors and Officers as a Group (10 persons)	-0-	0%
*    Unless otherwise noted, the address is that of the Company’s.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2008 and 2007, the Company made aggregate borrowings from Cheng Weihong of $73,249,961 and $114,514,111, respectively, and made aggregate repayments to Cheng Weihong of $73,562,626 and $125,243,219, respectively.  As of December 31, 2008 and 2007, the outstanding balances due to Cheng Weihong were $10,188 and $306,088, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $486,375 on behalf of the Company during the year ended December 31, 2008.  The amount of $492,829 was outstanding as due to the shareholder as of December 31, 2008.

On December 1, 2007, Shisheng declared and paid dividends in the amount of $2,636,158 (RMB 20,000,000) to its stockholders.

On December 1, 2007, Shisheng’s three majority owned subsidiaries declared and paid dividends to its stockholders, of which $600,767 (RMB 4,557,901) was disbursed to their minority stockholders.

On November 1, 2007, the Company entered into a Share Exchange Agreement with Cheng Weihong, Xia Qiming, and Qian Yuxi (collectively, the “Sellers”), pursuant to which the Sellers transferred their interest in Shisheng to the Company for an aggregate purchase price of $12,067,254 (RMB 95,000,000).  As a result of this transaction (the “Reorganization”), the Company owns all of the capital stock of Shisheng.  As Shisheng was not a party to the Reorganization, the Reorganization was not approved by the Board of Directors of Shisheng.  However, the Reorganization was approved by all of the stockholders of Shisheng, as well as by the Tianjin Economic Development Zone Administration and the Tianjin Administrative Committee, two Chinese governmental authorities with jurisdiction over Shisheng.   The Company does not otherwise have a policy with respect to the approval or ratification of “related-party transactions” other than general compliance with PRC law applicable to PRC companies.

Director Independence

All members of the Company’s Board of Directors, excluding Tong Shiping, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

Item 14.        Principal Accounting Fees and Services.

Our independent accountant is Stonefield Josephson, Inc. As reported in our Form 8K filed on November 26, 2008, the Company appointed Stonefield Josephson, Inc. as its independent accountant effective as of November 24, 2008. Our previous independent accountant was Ronald R. Chadwick, P.C. Set below are aggregate fees billed by Stonefield Josephson, Inc. and Ronald R. Chadwick, P.C. for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2008 and 2007.

Audit Fees

During the fiscal year ended December 31, 2008, the fees for our principal accountant, from November 24, 2008 through December 31, 2008 were $28,000. During the period beginning January 1, 2008 through November 23, 2008, the fees for our former principal accountant were $5,500. During the fiscal year ended December 31, 2007, the fees for our former principal accountant were $7,700.

Audit Related Fees

During the fiscal years ended December 31, 2008 and December 31, 2007, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2008 and December 31, 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2008 and December 31, 2007, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2008 and 2007, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board of Directors acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

Exhibit Number	Exhibit Description

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
(1) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 10, 2008.
(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed with the Securities and Exchange Commission on December 5, 2008.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.

China Auto Logistics, Inc.

Index to Consolidated Financial Statements
Year ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
  of China Auto Logistics Inc.:

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
Wanchai, Hong Kong
March 30, 2009

CHINA AUTO LOGISTICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$1,598,781	$5,703,108
Restricted cash	92,819	6,319,602
Accounts receivable-trade	11,077	5,339
Receivable related to financing services	6,945,088	24,654,520
Inventories, net of reserve of $146,314 for 2008 and $151,959 for 2007	16,434,391	7,849,957
Advances to suppliers	14,083,163	24,963,886
Prepaid expenses	22,230	26,163
Value added tax receivable	1,202,161	693,282
Deferred taxes	36,579	50,146
Other current assets	-	8,293
Total current assets	40,426,289	70,274,296

Property and equipment, net	622,604	595,748
Other assets	3,658	17,113
Total Assets	$41,052,551	$70,887,157

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Lines of credit related to financing services	$4,642,320	$24,654,520
Lines of credit related to automobile purchases	662,452	-
Bank loan payable	3,218,916	3,011,801
Notes payable	-	4,107,001
Accounts payable	-	410,659
Accrued expense	656,119	108,949
Customer deposits	6,968,769	19,804,993
Deferred revenue	13,678	458,388
Due to shareholder	492,829	-
Due to director	10,188	306,088
Income tax payable	1,615,442	915,698
Total current liabilities	18,280,713	53,778,097

Minority interests in consolidated subsidiaries	1,315,978	889,354
Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, shares issued and outstanding - 18,100,000 shares for 2008 and 11,700,000 shares for 2007	18,100	11,700
Additional paid in capital	12,101,321	12,107,076
Accumulated other comprehensive income	2,485,058	1,236,912
Retained earnings	6,851,381	2,864,018
Total shareholders' equity	21,455,860	16,219,706

Total liabilities and shareholders' equity	$41,052,551	$70,887,157

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007

Net revenue	$189,737,077	$152,430,674
Cost of revenue	181,065,563	147,270,951
Gross profit	8,671,514	5,159,723

Operating expenses:
Selling and marketing	1,118,442	949,219
General and administrative	1,399,210	475,803
Total operating expenses	2,517,652	1,425,022

Income from operations	6,153,862	3,734,701

Other income (expenses):
Interest income	85,100	154,437
Interest expense	(294,589)	(207,271)
Investment income (loss)	-	4,943
Total other expenses	(209,489)	(47,891)

Income before provision for income taxes, minority interests and extraordinary item	5,944,373	3,686,810

Provision for income taxes	1,530,386	244,911
Income before earnings in minority interests and extraordinary item	4,413,987	3,441,899

Minority interests in net income of consolidated subsidiaries	(426,624)	(520,335)
Income before extraordinary item	3,987,363	2,921,564

Extraordinary item - gain on acquisition of controlling interest in Zhengji (less applicable income tax expense of $0)	-	251,811

Net income	3,987,363	3,173,375

Other comprehensive income	1,248,146	887,391

Comprehensive income	$5,235,509	$4,060,766

Earnings per share of common stock - basic and diluted:
Income from continuing operations	$0.32	$0.25
Extraordinary item	-	0.02
Net income	$0.32	$0.27

Weighted average number of common shares outstanding - basic and diluted	12,629,315	11,700,000

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Retained	Total Shareholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance as of January 1, 2007	11,700,000	$11,700	$3,609,011	$349,521	$2,326,801	$6,297,033

Capital contributions	-	-	8,498,065	-	-	8,498,065
Unrealized loss on available-for-sale securities	-	-	-	(18,671)	-	(18,671)
Foreign currency translation adjustments	-	-	-	906,062	-	906,062
Dividend paid	-	-	-	-	(2,636,158)	(2,636,158)
Net income	-	-	-	-	3,173,375	3,173,375
Balance as of December 31, 2007	11,700,000	11,700	12,107,076	1,236,912	2,864,018	16,219,706

Capital contributions	-	-	645	-	-	645
Reverse acquisition of Ever Auspicious International Limited Company	6,400,000	6,400	(6,400)	-	-	-
Foreign currency translation adjustments	-	-	-	1,248,146	-	1,248,146
Net income	-	-	-	-	3,987,363	3,987,363
Balance as of December 31, 2008	18,100,000	$18,100	$12,101,321	$2,485,058	$6,851,381	$21,455,860

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net Income	$3,987,363	$3,173,375

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	200,701	164,336
Minority interests in income of consolidated subsidiaries	426,624	520,335
Gain on short term investments	-	(4,943)
Extraordinary gain on acquisition of controlling interest in Zhengji	-	(251,811)
Change of inventory reserve	(15,884)	172,668

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable - trade	(5,300)	139,967
Accounts receivable - financing	(2,272,609)	-
Inventories	(7,923,367)	(1,241,120)
Advances to suppliers	12,432,446	(6,854,490)
Prepaid expenses, other current assets and other assets	41,730	32,862
Value added tax receivable	(455,163)	154,807
Deferred taxes	16,793	40,887
Increase (decrease) in liabilities:
Accounts payable	(433,151)	(194,785)
Accrued expenses	1,018,815	78,668
Customer deposits	(14,012,217)	10,458,326
Deferred revenue	(469,995)	425,537
Income tax payable	628,433	190,612
Net cash provided by (used for) operating activities	(6,834,781)	7,005,231

Cash flows from investing activities:
Cash on hand at Zhengji on acquisition date	-	19,653
Decrease (increase) in restricted cash	6,574,124	2,547,499
Proceeds from sales of short-term investments	-	136,751
Purchase of property and equipment	(186,774)	(229,353)
Net cash provided by investing activities	6,387,350	2,474,550

Cash flows from financing activities:
Proceeds from short-term bank loans	3,176,758	2,899,773
Repayments of short-term bank loans	(3,176,758)	(2,899,773)
Repayments of notes payable	(4,331,942)	(1,318,079)
Proceeds from lines of credit related to automobile purchases	653,776	-
Proceeds from loans from director	73,249,961	114,514,111
Repayment of loans from director	(73,562,626)	(125,243,219)
Dividend paid to minority shareholders of consolidated subsidiaries	-	(600,767)
Dividend paid	-	(2,636,158)
Contributed capital from shareholders	645	8,498,065
Net cash used for financing activities	(3,990,186)	(6,786,047)

Effect of exchange rate change on cash	333,290	348,228
Net increase (decrease) in cash	(4,104,327)	3,041,962

Cash and cash equivalents, beginning of year	5,703,108	2,661,146
Cash and cash equivalents, end of year	$1,598,781	$5,703,108

Supplemental disclosure of cash flow information:
Interest paid	$260,418	$207,271
Income taxes paid	$872,231	$25,172

Non-cash activities:
Decrease of lines of credit and receivable related to the financing services	$21,423,333	$17,263,042

Increase in due to shareholder for accrued expenses paid by the shareholder	$486,375	$-

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (“the Company” or “China Auto”), formerly Fresh Ideas Media, Inc., operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo”) and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd., (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”).

China Auto was incorporated on February 22, 2005 in the State of Nevada. The Company was in the development stage and its intent was to conduct business as an advertising and consulting company.

On November 10, 2008, China Auto entered into a Share Exchange Agreement with the HKCo. Under the Share Exchange Agreement, China Auto issued 11,700,000 shares of its common stock to acquire all the issued and outstanding capital stock of HKCo. The closing of the Share Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of the Company’s common stock held by Phillip E. Ray and Ruth Daily, the Company’s principal stockholders immediately prior to the Closing, which was a condition of the Closing.  Prior to the closing of the Share Exchange and the cancellation of shares stated above, the Company had a total of 7,535,000 shares of common stock issued and outstanding.  As a result of the Exchange, HKCo became the Company’s wholly-owned subsidiary.  Upon the closing of this transaction, the Company’s primary business operations are those of HKCo.  Shortly after the closing, the Company changed its name to China Auto Logistics Inc.

The HKCo was incorporated in Hong Kong on October 17, 2007.  Prior to December 25, 2007, HKCo had minimal assets and no operations. On December 25, 2007, Shisheng became a wholly-owned foreign enterprise (“WFOE”) of HKCo and this arrangement was approved by the relevant ministries of the PRC government.

Upon the completion of the transactions on December 25, 2007 and November 10, 2008, the Company owned 100% of HKCo which owned 100% of Shisheng, the operating entity of the Company.  For financial reporting purposes, these transactions are classified as a recapitalization of Shisheng and the historical financial statements of Shisheng are reported as China Auto’s historical financial statements.

Shisheng was incorporated in PRC on September 1, 1995.  Shisheng’s business includes sales of both domestically manufactured automobiles and imported automobiles, providing financing services related to imported automobiles, and providing logistic services relating to the automobile importing process and other automobile import value added services such as assistance with customs clearance, storage and nationwide delivery services (such services, “Automobile Import Value Added Services”).

In August 2001, Shisheng formed Tianjin Ganghui Information Technology Corp. (“Ganghui”), to provide web-based, real-time information on imported automobiles. Ganghui is 80%; owned by Shisheng.

In September 2003, Shisheng formed Tianjin Hengjia Port Logistics Corp. (“Hengjia”) to provide automobile import value added services to wholesalers and distributors in the imported vehicle trading industry.  Hengjia is 80% owned by Shisheng.

In February 2005, Shisheng and three other founders formed Zhengji International Trading Corp. (“Zhengji”) to enhance the imported automobile trading industry. Zhengji was 32% owned by Shisheng since 2005.  In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji. Consequently, Shisheng's equity interest in Zhengji increased from 32% to 86.4%.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Basis of Consolidation

The consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority owned subsidiaries.  All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

Currency Reporting

The Company’s operations in China use the local currency - Renminbi (“RMB”) as their functional currency, whereas amounts reported in the accompanying consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the consolidated balance sheets of the Company has been translated into U.S. dollars at the current rates as of December 31, 2008 and 2007, and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of consolidated statements of shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company's financial statements include collectibility of accounts receivable, useful lives and impairment of property and equipment.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.

Restricted Cash

The Company had certain outstanding notes payable to suppliers which allow the suppliers to draw the draft amounts upon maturity dates at its banks. The Company is required to maintain a portion of these outstanding draft amounts in its banks as restricted cash. Cash restricted for this purpose amounted to $0 and $2,053,501, as of December 31, 2008 and 2007, respectively.

The Company had certain outstanding lines of credit to its banks related to its financing services. The Company is required to maintain certain amounts of cash in its banks to secure these borrowings. Restricted cash to secure these bank lines totaled $92,819 and $4,266,101 as of December 31, 2008 and 2007, respectively.

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, value added tax receivable, inventories, prepaid expenses, advances to suppliers, lines of credit, bank loan payable, notes payable, accounts payable and accrued expenses, customer deposits, deferred revenue, due to shareholder, due to director, and income tax payable at December 31, 2008 and 2007 approximate fair value.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The changes in the components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2008	2007
Unrealized gain (loss) on available-for-sale securities	$-	$(18,671)
Foreign currency translation adjustments	1,248,146	906,062
Total other comprehensive income	$1,248,146	$887,391

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and receivable related to financing services.  The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors relevant to determining the credit risk of specific customers. The amount of receivables ultimately not collected by the Company has generally been consistent with management's expectations and the allowance established for doubtful accounts.

Major Customers

During the years ended December 31, 2008 and 2007, the Company’s three largest customers together accounted for 22% and 27%, respectively, of the Company’s net revenue. The Company had no outstanding accounts receivable from these customers as of December 31, 2008 and 2007.

Major Suppliers

During the years ended December 31, 2008 and 2007, automobiles purchased from the Company’s two largest suppliers together accounted for approximately 24% and 18% of the Company’s total purchases respectively. The Company had no outstanding accounts payable to these suppliers as of December 31, 2008 and 2007.

Short Term Investments

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of other comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices.

Proceeds from the sales of available-for-sale securities were $0 and $136,751 during 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. The Company historically has not experienced any losses on its accounts receivable.  As of December 31, 2008 and 2007, the Company had no allowance for doubtful accounts.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, and (4) automobile import value added services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes the sales of automobiles upon delivery and acceptance by the customers and where collectibility is reasonably assured.

Service revenue related to financing services is recognized ratably over the financing period.

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term.

The Company charges a monthly fee for listing services and recognizes the revenue when services are performed.

The Company recognizes revenue from automobile import value added services when such services are performed.

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. In compliance with the Emerging Issues Task Force consensus on issue number 06-03 (EITF 06-03), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, the Company accounts for value added taxes on a net basis. The Company recorded and paid business taxes based on a percentage of the net service revenues and reported the service revenue net of the business taxes and other sales related taxes.

Deferred Revenue

Deferred revenue includes amounts received from customers for which services revenue recognition is not yet appropriate. All deferred revenue is recognized within the next 12 months from the balance sheet dates.

Cost of Sales

Cost of sales includes the purchase cost of the automobiles, change of reserve for inventory obsolescence, freight and all the direct costs related to the sales of the automobiles. All costs related to the Company’s distribution network are included in the cost of sales.

Operating Expenses

Selling and marketing expenses include salaries and employee benefits, advertising, travel and entertainment and insurance.

General and administrative expenses include management and office salaries and employee benefits, depreciation for office facilities, office equipment and automobiles, travel and entertainment, insurance, legal and accounting, consulting fees, workers’ compensation insurance, and other office expenses.

Inventories

Inventories are primarily comprised of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. At December 31, 2008 and 2007, the reserve for obsolescence was $146,314 and $151,959, respectively. Reserves for obsolescence were decreased by $15,884 for 2008 and increased by $172,668 for 2007.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Computer	5 years
Office equipment, furniture and fixtures	5 years
Automobiles	5 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and for which the life can be determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2008 and 2007.

Minority Interests

Minority interests represent the minority stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui.  The minority ownership interests in 2008 and 2007 are summarized as below:

Hengjia	20.0%
Zhengji	13.6%
Ganghui	20.0%

The minority interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “minority interests in consolidated subsidiaries” in the consolidated balance sheets as of December 31, 2008 and 2007 and “minority interests in net income of consolidated subsidiaries” in the consolidated statements of income for the years ended December 31, 2008 and 2007.

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $97,000 and $60,000 of advertising expenses for the years ended December 31, 2008 and 2007, respectively.

Income taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment on January 1, 2007 and had no significant impact on the Company's accounting for income taxes for the years ended December 31, 2008 and 2007. The Company did not incur any interest or penalties related to potential underpaid income tax expenses.

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2008 and 2007, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combination", to improve reporting creating greater consistency in the accounting and financial reporting of business combinations.  The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet begun the process of assessing the potential impact the adoption of FASB No. 161 may have on its consolidated financial position or results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is evaluating the impact, if any, of the adoption of FSP SFAS 142-3. It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS 162 directs the U.S. GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the U.S. GAAP hierarchy from the auditing standards. The Company is currently evaluating the impact of adopting SFAS No. 162.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain non forfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008. The Company is evaluating the impact, if any, of the adoption of FSP EITF 03-6-1. It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In November 2008, the FASB ratifies the consensus reached by the Task Force in EITF Issue 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires entities that will acquire a defensive intangible asset after the effective date of SFAS 141R, to account for the acquired intangible asset as a separate unit of accounting and amortize the acquired intangible asset over the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact, if any, of the adoption of EITF 08-7. It is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

(2) Property and Equipment:

A summary of property and equipment is as follows:

	Year Ended December 31,
	2008	2007
Computer	$208,772	$154,822
Office equipment, furniture and fixtures	107,121	86,445
Automobiles	972,397	787,055
	1,288,290	1,028,322
Less: accumulated depreciation	665,686	432,574
	$622,604	$595,748

Depreciation and amortization expense for property and equipment amounted to approximately $200,701 and $164,336 for the years ended December 31, 2008 and 2007 respectively.

(3) Lines of Credit Related to Financing Services and Lines of Credit Related to Automobile Purchases:

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. The customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. The customers are also required to make a deposit in the range of 22% to 30% of the purchase prices of the automobiles. The banks take custody of the automobiles until the borrowings are fully repaid.

Beginning October 2008, under additional arrangements with China Merchants Bank, the Company used its bank facility line of credit to finance its own purchases of automobiles.  According to the terms of these arrangements, the Company used this line as a revolving line of credit and such borrowings are not secured by the automobiles.

China Merchants Bank

In May 2008, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company can borrow a maximum amount of $13,168,291 at December 31, 2008 (RMB 90,000,000). As of December 31, 2008, the Company had outstanding balances of $4,642,320 related to the financing services and $662,452 for its own automobile purchases. This facility line matures in May 2009 and is guaranteed by a non-related entity.

In November 2007, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $8,214,002 at December 31, 2007 (RMB 60,000,000). The Company had an outstanding balance of $3,699,031 as of December 31, 2007. This facility line of credit expired in November 2008. This line was guaranteed by a non-related company.

Agricultural Bank of China

In July 2008, the Company entered into a facility line of credit with Agricultural Bank of China. Under the terms of the agreement, the Company can borrow a maximum amount of $14,631,434 at December 31, 2008 (RMB 100,000,000). The Company had outstanding balance of $0 as of December 31, 2008. This facility line matures in January 2010 and is guaranteed by a non-related entity.

In June 2006, the Company entered into a facility line of credit with Agricultural Bank of China related to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $51,337,513 at December 31, 2007 (RMB 375,000,000) to facilitate the Company’s financing business. The Company had an outstanding balance of $10,875,973 as of December 31, 2007. This facility line of credit expired in June 2008 and was guaranteed by a non-related company.

Industrial and Commercial Bank of China

In June 2007, the Company entered into a facility line of credit with Industrial and Commercial Bank of China related to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $13,690,004 at December 31, 2007 (RMB 100,000,000). The Company had an outstanding balances of $8,536,127, as of December 31, 2007. This facility line of credit expired in June 2008 and was guaranteed by a non-related company.

PuDong Development Bank

In July 2007, the Company entered into a facility line of credit with PuDong Development Bank related to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $2,738,001 at December 31, 2007 (RMB 20,000,000). The Company had an outstanding balance of $1,543,389 as of December 31, 2007. This facility line of credit expired in January 2008 and was guaranteed by a non-related company.

(4) Short-term Bank Loans

Short-term bank loans as of December 31, 2008 and 2007 consist of the following:

	Year Ended December 31,
	2008	2007
Loan from Agricultural Bank of China, with an interest at a rate of 6.426%, guaranteed by anon-related entity, matured in March 2008 and was not renewed	$-	$1,232,100

Loan from Agricultural Bank of China, with an interest at a rate of 8.019%, guaranteed by non-related entity, matured in November 2008 and was not renewed	-	1,232,100

Loan from Agricultural Bank of China, with an interest at a rate of 8.019%, guaranteed by unrelated parties, matured in November 2008 and was not renewed	-	547,601

Loan from Agricultural Bank of China, with an interest at a rate of 8.217%, guaranteed by anon-related entity, and matures in March 2009	1,316,829	-

Loan from Agricultural Bank of China, with an interest at a rate of 7.326%, guaranteed by a non-related entity, and matures in November 2009	1,316,829	-

Loan from Agricultural Bank of China, with an interest at a rate of 7.326%, guaranteed by unrelated parties, and matures in November 2009	585,258	-

Total	$3,218,916	$3,011,801

Weighted average interest rates for these bank loans were 7.69% and 7.37% at December 31, 2008 and 2007, respectively.

(5) Notes Payable:

The Company issued certain draft notes payable to suppliers which are guaranteed by the banks. These draft notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of December 31, 2008, the Company had no outstanding notes payable.  As of December 31, 2007, the Company had a total of five draft notes payable totaling $4,107,001 with maturity dates in the month of March 2008. The Company was required to maintain $2,053,501 as guaranteed funds. The Company classified $2,053,501 as restricted cash as of December 31, 2007.

(6) Related-Party Balances and Transactions:

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2008 and 2007, the Company made aggregate borrowings from Cheng Weihong of $73,249,961 and $114,514,111, respectively, and made aggregate repayments to Cheng Weihong of $73,562,626 and $125,243,219, respectively.  As of December 31, 2008 and 2007, the outstanding balances due to Cheng Weihong were $10,188 and $306,088, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $486,375 on behalf of the Company during the year ended December 31, 2008.  The amount $492,829 was outstanding as due to shareholder on the consolidated balance sheets as of December 31, 2008.

On December 1, 2007, Shisheng declared and paid dividend in the amount of $2,636,158 (RMB 20,000,000) to its stockholders.

On December 1, 2007, the Shisheng’s three majority owned subsidiaries declared and paid dividends to its stockholders of which $600,767 (RMB 4,557,901) was disbursed to their minority stockholders.

(7) Income Taxes:

China Auto and HKCo do not generate any income and therefore are not subject to U.S. or Hong Kong income taxes.   The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes.

Shisheng, Ganghui, Hengjia, and Zhengji are subject to the standard 33% tax rate in 2007.  Effective January 1, 2008, the PRC federal income tax rate has been decreased to 25%.

In accordance with the approval by the tax authority in September 21, 2004, Hengjia was exempted from PRC income tax for the period from September 1, 2004 to August 31, 2007.  In accordance with the approval by the tax authority in September 5, 2005, Zhengji is exempted from PRC income tax for the period from June 1, 2005 to December 31, 2007.

The Company’s income tax provision amounted to $1,530,386 and $244,911, respectively, for the years ended December 31, 2008 and 2007 (an effective rate of 25.8% for 2008 and 6.6% for 2007).  A reconciliation of the provision for income taxes, with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes, is as follows:

	Year Ended December 31,
	2008	2007

Computed tax at federal statutory rate of 34%	$2,021,087	$1,253,515
Permanent difference-
Meals and Entertainment (non-deductible portion)	11,685	-
Professional fees (non-deductible portion)	133,522	-
Tax rate difference between US and PRC on foreign earning	(534,994)	(36,868)
Effect of tax exemption	-	(969,452)
Effect of statutory rate change	11,552	-
Other	(112,466)	(2,284)
	$1,530,386	$244,911

	Year Ended December 31,
	2008	2007
Current	$1,516,819	$202,445
Deferred	13,567	42,466
	$1,530,386	$244,911

	Year Ended December 31,
	2008	2007
Federal	$-	$-
Foreign	1,530,386	244,911
	$1,530,386	$244,911

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Inventory reserve	$36,579	$50,146
Total deferred tax assets	36,579	50,146
Deferred tax liabilities:	-	-
Net deferred tax assets (liabilities) before valuation allowance	36,579	50,146
Less: valuation allowance	-	-
Net deferred tax assets	$36,579	$50,146

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely.  These earnings relate to ongoing operations and are approximately $6.85 million as of December 31, 2008.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

(8) Commitments:

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2010. Rent expense under operating leases were $159,993 for 2008 and $144,989 for 2007.

Future minimum lease payments under non-cancelable operating leases were as follows:

2009	$164,614
2010	148,008
2011	144,398
$457,020

(9) Segment Information:

The Company has four principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising, and (4) automobile import value added services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Direct cost of revenue related to financing services, web-based advertising and automobile import value added services was de minimis.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
2008

Net revenue	$186,343,080	$899,538	$1,762,859	$731,600	$-	$189,737,077

Cost of revenue	181,065,563	-	-	-	-	181,065,563
Operating expenses
Selling and marketing	519,990	201,782	367,126	29,544	-	1,118,442
General and administrative	215,288	80,484	106,826	13,868	982,744	1,399,210
Total operating expenses	735,278	282,266	473,952	43,412	982,744	2,517,652
Income (loss) from operations	4,542,239	617,272	1,288,907	688,188	(982,744)	6,153,862

Total assets	$32,666,070	$7,374,920	$561,688	$337,013	$112,860	$41,052,551

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
2007

Net revenue	$149,156,996	$736,590	$1,459,948	$1,077,140	$-	$152,430,674

Cost of revenue	147,270,951	-	-	-	-	147,270,951
Operating expenses
Selling and marketing	324,325	197,789	284,538	142,567	-	949,219
General and administrative	112,804	30,460	73,337	21,302	237,900	475,803
Total operating expenses	437,129	228,249	357,875	163,869	237,900	1,425,022
Income (loss) from operations	1,448,916	508,341	1,102,073	913,271	(237,900)	3,734,701

Total assets	$33,851,852	$30,179,967	$2,098,908	$1,259,345	$3,497,085	$70,887,157

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

Dated:  March 30, 2009

____________________

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Tong Shiping as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the U. S. Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer
Tong Shiping	(Principal Executive Officer) and Director	March 30, 2009

/s/ Wang Xinwei	Chief Financial Officer (Principal
Wang Xinwei	Accounting Officer)	March 30, 2009

/s/ Gao Yang
Gao Yang	Director	March 30, 2009

/s/ Yang Bin
Yang Bin	Director	March 30, 2009

/s/ Cheng Weihong
Cheng Weihong	Director	March 30, 2009

/s/ Qu Zhong
Qu Zhong	Director	March 30, 2009

/s/ Kong Xiaoyan
Kong Xiaoyan	Director	March 30, 2009

/s/ Howard Barth
Howard Barth	Director	March 30, 2009

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith
(1) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 10, 2008.
(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed with the Securities and Exchange Commission on December 5, 2008.
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.