Form 10-Q
period 2009-03-31
China Auto Logistics Inc
filed 2009-05-15
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number:  000-52625

CHINA AUTO LOGISTICS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2574314 (I.R.S. Employer Identification No.)

No. 87 No. 8 Coastal Way, Floor 2,
Construction Bank, FTZ
Tianjin Province, The
People’s Republic of China	300461
(Address of principal executive offices)	(Zip Code)

 (86) 22-2576-2771
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑                                  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2009
Common Stock, $.001 par value per share	18,100,000 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Auto Logistics Inc.

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)	F-2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	F-3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	F-6 - F-11

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$781,734	$1,598,781
Restricted cash	1,808,115	92,819
Notes receivable	2,194,298	-
Accounts receivable-trade	2,399	11,077
Receivable related to financing services	4,734,126	6,945,088
Inventories, net of reserve of $0 for 3/31/2009 and $146,314 for 12/31/2008	18,197,464	16,434,391
Advances to suppliers	10,639,728	14,083,163
Prepaid expenses	20,126	22,230
Value added tax receivable	1,266,643	1,202,161
Deferred taxes	-	36,579
Total current assets	39,644,633	40,426,289

Property and equipment, net	569,567	622,604
Other assets	-	3,658
Total assets	$40,214,200	$41,052,551

LIABILITIES AND EQUITY:
Current liabilities:
Lines of credit related to financing services	$3,094,442	$4,642,320
Lines of credit related to automobile purchases	-	662,452
Bank loans payable	3,218,303	3,218,916
Notes payable	2,925,730	-
Accrued expenses	530,571	656,119
Customer deposits	3,746,619	6,968,769
Deferred revenue	10,978	13,678
Due to shareholder	550,747	492,829
Due to director	10,188	10,188
Income tax payable	2,066,113	1,615,442
Total current liabilities	16,153,691	18,280,713

Commitments and contingencies	-	-

Equity:
China Auto Logistics Inc. shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid in capital	12,101,321	12,101,321
Accumulated other comprehensive income	2,259,721	2,293,367
Retained earnings	8,012,564	6,851,381
Total China Auto Logistics Inc. shareholders' equity	22,391,706	21,264,169

Noncontrolling interests	1,668,803	1,507,669
Total equity	24,060,509	22,771,838
Total liabilities and equity	$40,214,200	$41,052,551

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net revenue	$45,127,141	$33,336,374
Cost of revenue	42,696,185	31,223,549
Gross profit	2,430,956	2,112,825

Operating expense:
Selling and marketing	203,200	227,124
General and administrative	380,693	260,974
Total operating expenses	583,893	488,098

Income from operations	1,847,063	1,624,727

Other income (expenses):
Interest income	1,363	17,905
Interest expense	(60,581)	(62,096)
Miscellaneous	-	7,117

Income before provision for income taxes	1,787,845	1,587,653

Provision for income taxes	495,102	382,503

Net Income	1,292,743	1,205,150

Less: Net income attributable to the noncontrolling interests	131,560	150,389

Net income attributable to China Auto Logistics Inc.	$1,161,183	$1,054,761

Earnings per share attributable to China Auto Logistics Inc.’s common shareholders
Earnings per share – basic and diluted	$0.06	$0.09
Weighted average number of shares outstanding – basic and diluted	18,100,000	11,700,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net income	$1,292,743	$1,205,150

Other comprehensive income (loss) -
Foreign currency translation adjustments	(4,072)	723,196

Comprehensive income	1,288,671	1,928,346

Less: Comprehensive income attributable to the noncontrolling interests	161,134	194,203

Comprehensive income attributable to China Auto Logistics Inc.	$1,127,537	$1,734,143

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$1,292,743	$1,205,150

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	55,299	44,739
Change of inventory reserve	(146,257)	(131,117)

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable - trade	8,674	5,068
Notes receivable	(2,193,859)	-
Receivable related to financing services	662,513	-
Inventories	(1,619,588)	(13,729,069)
Advances to suppliers	3,440,069	12,573,276
Prepaid expenses, other current assets and other assets	5,756	25,839
Value added tax receivable	(64,698)	(2,224,662)
Deferred taxes	36,564	45,280

Increase (decrease) in liabilities:
Accounts payable	-	(422,291)
Accrued expenses	(67,398)	179,527
Customer deposits	(3,220,180)	4,371,268
Deferred revenue	(2,697)	(407,304)
Income tax payable	450,889	290,305
Net cash provided by (used for) operating activities	(1,362,170)	1,826,009

Cash flows from investing activities:
Decrease (increase) in restricted cash	(1,714,970)	96,087
Purchase of property and equipment	(2,391)	(5,392)
Net cash provided by (used for) investing activities	(1,717,361)	90,695

Cash flows from financing activities:
Repayments of short-term bank loans	(1,316,315)	(1,266,999)
Proceeds from short-term bank loans	1,316,315	1,266,999
Proceeds of notes payable	2,925,146	-
Repayments of notes payable	-	(4,223,330)
Repayments of lines of credit related to automobile purchases	(662,194)	-
Proceeds from loans from director	-	(42,985,603)
Repayments of loans from director	-	42,775,244
Net cash provided by (used for) financing activities	2,262,952	(4,433,689)

Effect of exchange rate change on cash	(468)	201,792
Net decrease in cash	(817,047)	(2,315,193)

Cash and cash equivalents, beginning of period	1,598,781	5,703,108
Cash and cash equivalents, end of period	$781,734	$3,387,915

Supplemental disclosure of cash flow information:
Interest paid	$61,616	$62,096
Income taxes paid	$-	$34,315

Non-cash activities:
Decrease of lines of credit and receivable related to the financing services	$3,093,823	$24,659,849

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

(1) Summary of Significant Accounting Policies:

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (“the Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo”) and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd., (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”).  The Company’s principal business includes sales of both domestically manufactured automobiles and imported automobiles, providing financing services related to imported automobiles, and providing logistic services relating to the automobile importing process and other automobile import value added services, such as assistance with customs clearance, storage and nationwide delivery services (such services, “Automobile Import Value Added Services”).

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2009 and the results of operations and the cash flows for the three-month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority owned subsidiaries.  All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements.

Currency Reporting

The Company’s operations in the PRC use the local currency - Renminbi (“RMB”) as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company has been translated into U.S. dollars at the current rates as of March 31, 2009 and December 31, 2008 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting resale customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, and (4) automobile import value added services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009 and December 31, 2008, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in the first quarter of 2009, and did not have a material impact on the Company’s condensed consolidated financial statements.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of APB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s condensed consolidated balance sheets and below income tax expense in our condensed consolidated statements of income. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, the Company retrospectively applied the presentation to the prior year balances in the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective in the first quarter of 2009 and did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 have an effective date requiring adoption by the third quarter of 2009 with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

(2) Property and Equipment:

A summary of property and equipment is as follows:

	March 31, 2009	December 31, 2008
Computer	$211,123	$208,772
Office equipment, furniture and fixtures	107,101	107,121
Automobiles	972,212	972,397
	1,290,436	1,288,290
Less: accumulated depreciation	720,869	665,686
	$569,567	$622,604

Depreciation and amortization expense for property and equipment amounted to approximately $55,299 and $44,739 for the three months ended March 31, 2009 and 2008, respectively.

(3) Inventories

Inventories are primarily comprised of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of March 31, 2009, the reserve for obsolescence was de minimis.  As of December 31, 2008, the reserve for obsolescence was $146,314.  Reserve for obsolescence was decreased by $146,257 for the three months ended March 31, 2009 and it was increased by $112,747 for the three months ended March 31, 2008.

(4) Lines of Credit Related to Financing Services and Lines of Credit Related to Automobile Purchases:

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

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

China Merchants Bank

In May 2008, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company can borrow a maximum amount of $13,165,787 (RMB 90,000,000) at March 31, 2009. As of March 31, 2009, the Company had outstanding balances of $201,235 related to the financing services.  As of December 31, 2008, the Company had outstanding balances of $4,642,320 related to the financing services and $662,452 for its own automobile purchases. This facility line matures in May 2009 and is guaranteed by a non-related entity.

Agricultural Bank of China

In July 2008, the Company entered into a facility line of credit with Agricultural Bank of China. Under the terms of this agreement, the Company can borrow a maximum amount of $14,628,652 (RMB 100,000,000) at March 31, 2009. This facility line originally matures in January 2010 and is guaranteed by a non-related entity.  During the three months ended March 31, 2009, this credit line was cancelled and all the borrowings were drawn on the lines entered in January and February 2009, which are discussed in the paragraphs below.  The Company had no outstanding borrowings at December 31, 2008.

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to facilitate its financing service business. Under the terms of the agreement, the Company can borrow an aggregate maximum amount of $13,604,646 (RMB 93,000,000) at March 31, 2009.  These facility lines mature in December 2009 and are guaranteed by non-related entities. As of March 31, 2009, the Company had an outstanding balance of $2,893,207 related to the financing services with Agricultural Bank of China.

Industrial and Commercial Bank of China

In June 2007, the Company entered into a facility line of credit with Industrial and Commercial Bank of China related to its financing services. Under the terms of this agreement, the Company could borrow a maximum amount of $14,247,043 (RMB 100,000,000) at March 31, 2008. This facility line of credit expired in June 2008 and was guaranteed by a non-related company.

PuDong Development Bank

In July 2007, the Company entered into a facility line of credit with PuDong Development Bank related to its financing services. Under the terms of this agreement, the Company could borrow a maximum amount of $2,738,001 (RMB 20,000,000) at December 31, 2007. This facility line of credit expired in January 2008 and was guaranteed by a non-related company.

(5) Short-term Bank Loans

Short-term bank loans consist of the following:

	March 31, 2009	December 31, 2008
Loan from Agricultural Bank of China, with an interest at a rate of 5.346%, guaranteed by a non-related entity, and matures in September 2009	$1,316,579	$-

Loan from Agricultural Bank of China, with an interest at a rate of 7.326%, guaranteed by a non-related entity, and matures in November 2009	1,316,579	1,316,829

Loan from Agricultural Bank of China, with an interest at a rate of 8.217%, guaranteed by a non-related entity, and matured in March 2009	-	1,316,829

Loan from Agricultural Bank of China, with an interest at a rate of 7.326%, guaranteed by a non-related entity, and matures in November 2009	585,145	585,258

Total	$3,218,303	$3,218,916

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Weighted average interest rates for these bank loans were 6.52% at March 31, 2009 and 7.69% at December 31, 2008.

(6) Major Customers and Vendors:

During the three months ended March 31, 2009, the Company’s two largest customers together accounted for 24%of the Company’s sales.   During the three months ended March 31, 2008, sales to one largest customer accounted for 15% of the Company total sales.

During the three months ended March 31, 2009 and 2008, the Company purchased a total of $28,129,294 and $14,886,354, respectively, from three of its largest suppliers, which accounted for 63% and 33%, respectively, of the Company’s total purchases.

(7) Related-Party Balances and Transactions:

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of March 31, 2009 and December 31, 2008, the outstanding balance due to Cheng Weihong was $10,188.
.
The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $58,000 on behalf of the Company during the three months ended March 31, 2009.  The amount of $550,747 and $492,829 was outstanding as due to shareholder on the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

(8) Segment Information:

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Three Months Ended March 31, 2009
Net revenue	$44,081,453	$255,981	$636,375	$153,332	$-	$45,127,141

Cost of revenue	42,696,185	-	-	-	-	42,696,185

Operating expenses

Selling and marketing	103,648	26,417	66,132	7,003	-	203,200

General and administrative	74,021	16,211	24,781	4,817	260,863	380,693

Total operating expenses	177,669	42,628	90,913	11,820	260,863	583,893

Income (loss) from operations	1,207,599	213,353	545,462	141,512	(260,863)	1,847,063

Total assets	$32,845,862	$6,747,882	$345,133	$205,640	$69,683	$40,214,200

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Three Months Ended March 31, 2008
Net revenue	$32,131,201	$237,196	$476,783	$491,194	$-	$33,336,374

Cost of revenue	31,223,549	-	-	-	-	31,223,549

Operating expenses

Selling and marketing	113,756	45,149	55,834	12,385	-	227,124

General and administrative	30,964	12,060	23,363	4,100	190,487	260,974

Total operating expenses	144,720	57,209	79,197	16,485	190,487	488,098

Income (loss) from operations	762,932	179,987	397,586	474,709	(190,487)	1,624,727

Total assets	$40,033,998	$32,037,120	$1,002,506	$601,247	$200,416	$73,875,287

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect our results of operations.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the report on Form 10-K as filed with the Securities and Exchange Commission.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our condensed consolidated financial statements:

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

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is Renminibi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the condensed consolidated financial statements, the consolidated balance sheets of our Company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of consolidated statements of shareholders’ equity.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2009 Compared To the Three Months Ended March 31, 2008

 The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31,

	2009		2008		Change in %

Net revenue	$45,127,141	100.00%	$33,336,374	100.00%	35.37%

Cost of revenue	$42,696,185	94.61%	$31,223,549	93.66%	36.74%

Gross profit	$2,430,956	5.39%	$2,112,825	6.34%	15.06%

Operating expenses	$583,893	1.29%	$488,098	1.46%	19.63%

Income from operations	$1,847,063	4.09%	$1,624,727	4.87%	13.68%

Other expenses	$(59,218)	(0.13)%	$(37,074)	(0.11)%	59.73%
Income before provision for income taxes and noncontrolling interests	$1,787,845	3.96%	$1,587,653	4.76%	12.61%

Net Income	$1,292,743	2.86%	$1,205,150	3.62%	7.27%

Net income attributable to China Auto Logistics Inc.	$1,161,183	2.57%	$1,054,761	3.16%	10.09%

For the three months ended March 31, 2009, our net revenue increased 35.37% to $45,127,141, from our net revenue of $33,336,374 in the comparable period in 2008, and our cost of revenue increased 36.74% from $31,223,549 to $42,696,185 for the same period. Gross profit increased 15.06% from $2,112,825 in the three months ended March 31, 2008 to $2,430,956 in the three months ended March 31, 2009.  Income from operations increased 13.68% to $1,847,063 in the three months ended March 31, 2009 from $1,624,727 for the comparable period in 2008, which is primarily attributable to the growth in net revenue. Net income increased 7.27%, from $1,205,150 to $1,292,743. Net income attributable to China Auto Logistics, Inc. increased 10.09% from $1,054,701 to $1,161,183 for the same periods.

Net Revenue

The following table sets forth a summary of our net revenue by categories for periods indicated, in dollars and as a percentage of total net revenue:
	Three Months Ended March 31,
	2009		2008		Change in %
Net Revenue	$45,127,141	100.00%	$33,336,374	100.00%	35.37%
- Sales of automobiles	$44,081,453	97.68%	$32,131,201	96.38%	37.19%
- Financing services	$255,981	0.57%	$237,196	0.71%	7.92%
- Web-based advertising services	$636,375	1.41%	$476,783	1.43%	33.47%
- Automobile import value added services	$153,332	0.34%	$491,194	1.48%	(66.78)%

General

Our revenues are derived from sales of automobiles, financing services, web-based advertising services and automobile import value added services. For the three months ended March 31, 2009 and 2008, net revenue was $45,127,141 and $33,336,374 respectively, representing a 35.37% growth rate.

Sales of Automobiles

Net revenue was generated primarily from sales of automobiles, which increased 37.19% from $32,131,201 for the three months ended March 31, 2008 to $44,081,453 for the three months ended March 31, 2009. Although the industry had negative projections for imported automobile sales in the PRC, the Company obtained a jump in sales volume to 559 automobiles sold in the first quarter of 2009, representing an increase of 23.95% from the 451 units sold in the comparable period in 2008. The average selling price of imported automobiles increased 10.69% from $71,244 as of March 31, 2008 to $78,858 as of March 31, 2009 due to the increasing unit price primarily due to the market’s favor of big engine cars, particularly SUVs. The Company will focus more on the sales of luxury high-end automobiles than increasing unit sales.

In the three months ended March 31, 2009, our top three customers generated approximately 30.02% of our total revenue and 23.63% of our total revenue in the comparable period in 2008.  The Company has historically maintained close working relationships with its top customers. We aim to maintain these relationships while reducing the concentration of our revenues among these top customers.

Transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, the rate of growth in automobiles sales is expected to decline. We do not foresee our leading position as the imported automobile trader in Tianjin changing in the near future. In the future, we plan to consistently enhance our profitability.

Financing Services

In the three months ended March 31, 2009, revenues from financing services were $255,981, an increase of 7.92% from $237,196 for such period in 2008. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the People’s Republic of China (the “PRC”). As of March 31, 2009, the Bank of China determined the exchange rate of RMB to U.S. dollars to be 6.8359, which constitutes an appreciation of 2.61% from the exchange rate of 7.019 as of March 31, 2008.  The appreciation of the RMB is a factor in the increase of our revenues for the three months ended March 31, 2009 from the comparable period in 2008. Another factor that affects our revenue from financing services is our relationship with major commercial banks. Our Company established reputable credit with most major commercial banks and although a decrease or the simultaneous expiration of credit lines or other bank facilities may reduce our capacity to provide financing services and to affect our purchase power, we have not experienced formidable difficulties in the access of credit lines and any other bank facility. We do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

We provide financing services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China and China Merchants Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. As of April 30, 2009, our total amount of facility lines of credit was approximately $41,406,959 (RMB 283,000,000). Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide financing services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from financing services would be materially and adversely affected by a decreased number of transactions.

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

Revenue generated by our websites increased 33.47% from $476,783 for the three months ended March 31, 2008 to $636,375 for the comparable period in 2009. As of March 31, 2009, www.at188.com had over 134 subscribers. www.1365car.tj.cn currently generates revenue mainly from subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from Automobile Import Value Added Services sold over the Internet. Currently, all of our revenues from our websites are generated by subscription fees and advertisements.

We are experiencing rapid development in our websites. The Company is currently ahead of schedule with its website development, and the Company has fulfilled its coverage target. As of May 13, 2009, the Company expanded its domestic websites into 12 cities and the national website has also launched. In the first quarter, the Company added websites in the provinces of Zhengzhou, Wuxi, Qingdao, Nanjing and Kunming. The revenue growth rate from our websites has been lower than the number of customers we have procured would indicate because we have been providing discounts to our customers as a way of attracting business while the websites are still in an expansion phase. We also provide subscription-exemptions, discounted prices or even free advertisements to attract repeat customers.

Automobile Import Value Added Services

Our automobile import value added services revenue decreased 66.78%, from $491,194 for the three months ended March 31, 2008 to $153,332 for the same period in 2009, primarily due to the world-wide economic downturn since last year, which had a negative impact on our Automobile Import Value Added Services.

  Cost of Revenue

	Three Months Ended March 31,
	2009		2008		Change in %
Net revenue	$45,127,141	100.00%	$33,336,374	100.00%	35.37%
Cost of revenue	$42,696,185	94.61%	$31,223,549	93.66%	36.74%

Our cost of revenue consisted primarily of the cost of automobiles imported from foreign automobile manufacturers. Our cost of revenue increased 36.74%, from $31,223,549 for the three months ended March 31, 2008 to $42,696,185 for the comparable period in 2009. The increase was due primarily to the increase in the purchase price of imported automobiles, which is consistent with our net revenue growth rate. The amount of direct cost of revenue related to the automobile import value services, financing services and web-based advertising services was de minimis.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended March 31,
	2009		2008		Change in %
Operating expenses
- Selling and marketing	$203,200	34.80%	$227,124	46.53%	(10.53)%
- General and administrative	$380,693	65.20%	$260,974	53.47%	45.87%
Total	$583,893	100.00%	$488,098	100.00%	19.63%

During the three months ended March 31, 2009, our total operating expenses increased 19.63% to $583,893 from our operating expenses for the comparable period in 2008, which was $488,098. This increase was a combination of a 45.87% increase in general and administrative expenses to $380,693 for the three months ended March 31, 2009, from $260,974 for the comparable period in 2008, and a 10.53% decrease in selling and marketing expenses from $227,124 for the three months ended March 31, 2008 to $203,200 for the comparable period in 2009.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,
	2009	2008	Change in %
Primary sales and marketing expenses
- Entertainment	$20,016	$25,175	(20.49)%
- Auto insurance, maintenance and fees	$22,010	$35,887	(38.67)%
- Payroll	$38,865	$33,888	14.69%
- Rent	$41,976	$38,714	8.43%

Entertainment expenses decreased 20.49% to $20,016 in the three months ended March 31, 2009 from $25,175 for the comparable period 2008, primarily as a result of the Company’s efforts in controlling costs. Auto insurance, maintenance and fees fell to $22,010, primarily due to the business reduction of Automobile Import Value Added Services. Payroll expenses increased by 14.69% to $38,865 for the three months ended March 31, 2009, due to an increasing number of full-time selling and marketing personnel and the rising costs of remuneration packages used to recruit and maintain skilled employees. The 8.43% increase in rent expenses is primarily due to the exchange rate difference.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March 31,
	2009	2008	Change in %
Primary general and administrative expenses
- Depreciation	$55,299	$44,739	23.60%
- Entertainment	$32,324	$9,377	244.72%
- Payroll	$42,054	$33,905	24.03%
- Travel	$12,579	$12,098	3.98%
- Professional fees	$141,000	$121,479	16.07%

Our total general and administrative expenses increased 45.87% to $380,693 for the three months ended March 31, 2009 from $260,974 for the comparable period in 2008.  Our travel expenses increased 3.98% as a result of market research activities relating to our website operations for domestic manufactured automobiles. Payroll expenses also increased 24.03% to $42,054 for the three months ended March 31, 2009 compared to $33,905 for the same period in 2008. This was a result of an increase in the Company’s number of full-time employees. During this period, the Company also provided a more competitive remuneration package to attract and retain qualified personnel.

Depreciation increased 23.60% to $55,299 for the three months ended March 31, 2009 from $44,739 for the same period in 2008. This increase in depreciation is due to the Company’s purchase of office equipment and furniture and the upgrade of its computers and server.

Professional service fees increased 16.07% from $121,497 for the three months end March 31, 2008 to $141,000 for the same period in 2009.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company purchased office equipment and updated computer and server hardware and software during the three months ended March 31, 2009. These purchases led to an increase in depreciation and amortization from $44,739 for the three months ended March 31, 2008 to $55,299 for the same period in 2009, an increase of 23.60%. As of March 31, 2009, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

For the three months ended March 31, 2009, income from operations increased 13.68% to $1,847,063 from $1,624,727 for the comparable period in 2008, which is primarily attributable to the growth in revenue and gross profit.

Gross profits increased by 15.06%, from $2,112,825 for the three months ended March 31, 2008 to $2,430,956 for the same period in 2009, due to an increase in net revenues of 35.37% from $33,336,374 to $45,127,141.

In the future, we plan to improve profitability in our automobile sales business. We expect to strengthen relationships with our major suppliers to obtain more favorable terms such as freight exemptions and discounts. We also expect profit expansion from continued growth in our website services and auto-related services business.

Other Income and Expenses

Other income and expenses consists primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid with respect to interest by the Company with respect to its borrowings from the banks. The decrease in interest income was primarily a result of a decrease in the amount of the Company’s restricted cash held by the banks.

Liquidity and Capital Resources

We generally finance our operations through a combination of operating profit and short-term borrowings from banks. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Form 10-Q, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they come due.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2009 and 2008.

	Three Months ended March 31,
	2009	2008
Net cash provided by (used for) operating activities	$(1,362,170)	$1,826,009
Net cash provided by (used for) investing activities	$(1,717,361)	$90,695
Net cash provided by (used for) financing activities	$2,262,952	$(4,433,689)
Effect of exchange rate change on cash	$(468)	$201,792
Cash and cash equivalents at beginning of period	$1,598,781	$5,703,108
Cash and cash equivalents at end of period	$781,734	$3,387,915

Operating Activities

During the three months ended March 31, 2009, net cash used for operating activities was $1,362,170, as compared to net cash provided by operating activities of $1,826,009 for the three months ended March 31, 2008.  The decrease was a result of several factors, including an increase of notes receivable of $2,193,859, an increase of net inventory for $1,619,588 and a decrease of customer deposits of $3,220,180, which was partially offset by a decrease of advances to suppliers of $3,440,069. During the three months ended March 31, 2008, net cash provided by operating activities in the amount of $1,826,009 was primarily caused by an increase in customer deposits of $4,371,268, and a decrease of advances to suppliers of $12,573,276, which was partially offset by an increase of inventory of $13,729,069.

Investing Activities

During the three months ended March 31, 2009, net cash used for investing activities was $1,717,361, as compared to $90,695 of net cash provided by investing activities for the comparable period in 2008. The decrease was mainly due to an increase in the amount of the Company’s restricted cash of $1,714,970 for the three months end March 31, 2009 compared to a decrease of $96,087 for the same period in 2008. During the three months ended March 31, 2009, we provided most of our financing service through China Merchants Bank, which has a much lower deposit ratio than what we used in the beginning of last year. As a result of that, the balance of the restricted cash had a significant decline.

Financing Activities

During the three months ended March 31, 2009, net cash provided by financing activities was $2,262,952, as compared to $4,433,689 of net cash used for financing activities for the comparable period in 2008. It was mainly due to the increase of the notes payable of $2,925,146. During the three months ended March 31, 2008, the Company repaid notes in an amount of $4,223,330.

Our total cash and cash equivalents decreased to $781,734 as of March 31, 2009, as compared to $3,387,915 as of March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

B. Changes in Internal Control over Financial Reporting:

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(a)           There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended March 31, 2009.

Item 6.	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Tong Shiping
Chief Executive Officer

DATED:  May 15, 2009

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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