Form 10-K/A
period 2008-12-31
China Auto Logistics Inc
filed 2009-06-22
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes  ☐No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☑

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

Explanatory Note

This Form 10-K/A filing amends Item 13, Certain Relationships and Related Transactions, and Director Independence, of the Form 10-K filed by China Auto Logistics Inc. (the “Company”) on March 30, 2009. This amendment pertains specifically to the independence of two of the Company's directors, Cheng Weihong and Yang Bin.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Director Independence

All members of the Company’s Board of Directors, excluding Tong Shiping, Cheng Weihong and Yang Bin are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping Chief Executive Officer

Dated:  June 22, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Shiping
Tong Shiping	Chief Executive Officer (Principal Executive Officer) and Director	June 22, 2009
/s/ Wang Xinwei
Wang Xinwei	Chief Financial Officer (Principal Accounting Officer)	June 22, 2009

/s/ Gao Yang
Gao Yang	Director	June 22, 2009

/s/ Yang Bin
Yang Bin	Director	June 22, 2009

/s/ Cheng Weihong
Cheng Weihong	Director	June 22, 2009

/s/ Qu Zhong
Qu Zhong	Director	June 22, 2009

/s/ Kong Xiaoyan
Kong Xiaoyan	Director	June 22, 2009

/s/ Howard Barth
Howard Barth	Director	June 22, 2009