Form 10-Q
period 2009-06-30
China Auto Logistics Inc
filed 2009-08-14
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $.001 par value per share	18,100,000 shares

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

China Auto Logistics Inc.

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (Unaudited)	F-2

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-3

Condensed Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 - F-14

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$317,601	$1,598,781
Restricted cash	3,184,353	92,819
Accounts receivable-trade	137,004	11,077
Receivable related to financing services	2,790,365	6,945,088
Draft notes receivable	2,927,443	-
Inventories, net of reserve of $0 for 6/30/2009 and $146,314 for 12/31/2008	16,345,026	16,434,391
Advances to suppliers	20,281,003	14,083,163
Prepaid expenses	17,806	22,230
Value added tax receivable	755,037	1,202,161
Deferred taxes	-	36,579
Total current assets	46,755,638	40,426,289

Property and equipment, net	519,200	622,604
Other assets	-	3,658
Total Assets	$47,274,838	$41,052,551

LIABILITIES AND EQUITY:
Current liabilities:
Lines of credit related to financing services	$2,285,521	$4,642,320
Lines of credit related to automobile purchases	-	662,452
Bank loans payable	3,220,188	3,218,916
Accounts payable	922,563	-
Draft note payable	2,927,443	-
Accrued expenses	530,743	656,119
Customer deposits	10,161,468	6,968,769
Deferred revenue	16,248	13,678
Due to shareholder	685,244	492,829
Due to director	10,188	10,188
Income tax payable	985,252	1,615,442
Total current liabilities	21,744,858	18,280,713

Commitments and contingencies	-	-
Equity:
China Auto Logistics Inc. shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid in capital	12,101,321	12,101,321
Accumulated other comprehensive income	2,272,470	2,293,367
Retained earnings	9,337,791	6,851,381
Total shareholders' equity	23,729,682	21,264,169

Noncontrolling interests	1,800,298	1,507,669
Total equity	25,529,980	22,771,838

Total liabilities and equity	$47,274,838	$41,052,551

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenue	$45,115,586	$47,760,710	$90,242,727	$81,097,084
Cost of Revenue	42,717,918	45,772,721	85,414,103	76,996,270
Gross profit	2,397,668	1,987,989	4,828,624	4,100,814

Operating Expenses:
Sales and marketing	161,753	218,175	364,953	445,299
General and administrative	233,597	226,636	614,290	487,610
Total operating expenses	395,350	444,811	979,243	932,909

Income from operations	2,002,318	1,543,178	3,849,381	3,167,905

Other income (expenses):
Interest income	2,398	40,187	3,761	58,092
Interest expense	(45,836)	(67,273)	(106,417)	(129,369)
Miscellaneous	-	(7,117)	-	-

Income before provision for income taxes	1,958,880	1,508,975	3,746,725	3,096,628

Provision for income taxes	503,201	328,848	998,303	711,351

Net Income	1,455,679	1,180,127	2,748,422	2,385,277

Less: Net income attributable to the noncontrolling interests	130,452	80,886	262,012	231,275

Net income attributable to China Auto Logistics Inc.	$1,325,227	$1,099,241	$2,486,410	$2,154,002

Earnings per share attributable to China Auto Logistics Inc.’s common shareholders Earnings per share – basic and diluted	$0.07	$0.09	$0.14	$0.18

Weighted average number of shares outstanding – basic and diluted	18,100,000	11,700,000	18,100,000	11,700,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$1,455,679	$1,180,127	$2,748,422	$2,385,277

Other comprehensive income – Foreign currency translation adjustments	13,792	283,668	9,720	1,006,864

Comprehensive income	1,469,471	1,463,795	2,758,142	3,392,141

Less: Comprehensive income attributable to the noncontrolling interests	131,495	261,630	292,629	455,833

Comprehensive income attributable to China Auto Logistics Inc.	$1,337,976	$1,202,165	$2,465,513	$2,936,308

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$2,748,422	$2,385,277

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	108,494	90,626
Change of inventory reserve	(146,257)	(147,448)

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable - trade	(125,957)	(19,090)
Receivable related to financing services	1,798,546	-
Inventories	243,886	(11,405,340)
Advances to suppliers	(3,271,805)	6,489,360
Prepaid expenses, other current assets and other assets	8,088	34,469
Value added tax receivable	447,755	(1,615,631)
Deferred taxes	36,564	49,469

Increase (decrease) in liabilities:
Accounts payable	922,752	(427,344)
Accrued expenses	66,664	256,071
Customer deposits	267,919	(3,933,719)
Deferred revenue	2,567	(456,798)
Income tax payable	(631,404)	557,527
Net cash provided by (used for) operating activities	2,476,234	(8,142,571)

Cash flows from investing activities:
Decrease (increase) in restricted cash	(3,090,431)	3,587,074
Purchase of property and equipment	(4,875)	(10,002)
Net cash (used for) provided by investing activities	(3,095,306)	3,577,072

Cash flows from financing activities:
Repayments of short-term bank loans	(1,316,315)	(1,282,161)
Proceeds from short-term bank loans	1,316,315	1,282,161
Repayments of lines of credit related to automobile purchases	(662,194)	-
Proceeds from loans from director	-	69,711,751
Repayments of loans from director	-	(69,883,086)
Net cash used for financing activities	(662,194)	(171,335)

Effect of exchange rate changes on cash	86	259,714
Net decrease in cash	(1,281,180)	(4,477,120)

Cash and cash equivalents, beginning of period	1,598,781	5,703,108
Cash and cash equivalents, end of period	$317,601	$1,225,988

Supplemental disclosure of cash flow information:
Interest paid	$108,027	$129,369
Income taxes paid	$1,585,494	$91,602

Non-cash activities:
Increase of draft notes receivable for customer deposits	$2,925,870	$-
Increase of draft note payable for advances to suppliers	$2,925,146	$-

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In the opinion of the management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2009 and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the cash flows for the six-month periods ended June 30, 2009 and 2008. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency - Renminbi (“RMB”) as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2009 and December 31, 2008 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Service revenue related to financing services is recognized ratably over the financing period or when the service is completed.

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

Basic and Diluted Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2009 and December 31, 2008, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Subsequent Events

We evaluated subsequent events through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in the first quarter of 2009, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective in the first quarter of 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", ("SFAS 165"), which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS 166"), and No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of “qualified special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 requires the determination of whether a company is required to consolidate an entity to be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are both effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of these two statements will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 168, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), to establish the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

(3) Draft Notes Receivable:

The Company is a holder of two draft notes receivable totaling $2,927,443 related to certain customer deposits.  Upon the maturity of these notes in October 2009, the Company can present these notes to the banks to collect full amounts of the receivable.  The purpose of this arrangement is to provide additional time to the customer to remit payments while the Company does not bear any credit risk since the Company is guaranteed by the bank for payments.  As of June 30, 2009, the Company had $2,927,443 as outstanding draft notes receivable.

(4) Inventories:

Inventories are primarily comprised of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of June 30, 2009 and December 31, 2008, the reserve for obsolescence was $0 and $146,314, respectively.

(5) Property and Equipment:

A summary of property and equipment is as follows:

	June 30, 2009	December 31, 2008
Computer	$213,035	$208,772
Office equipment, furniture and fixtures	107,859	107,121
Automobiles	972,781	972,397
	1,293,675	1,288,290
Less: accumulated depreciation	774,475	665,686
	$519,200	$622,604

Depreciation and amortization expense for property and equipment amounted to approximately $53,195 and $45,887 for the three months ended June 30, 2009 and 2008, respectively, and $108,494 and $90,626 for the six months ended June 30, 2009 and 2008, respectively.

(6) Lines of Credit Related to Financing Services and Lines of Credit Related to Automobile Purchases:

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

China Merchants Bank

In May 2008, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of agreement, the Company can borrow a maximum amount of approximately $13,173,495 (RMB90,000,000).  This facility line matured in May 2009 and was renewed.  Under the terms of the agreement, the Company can borrow a maximum amount of $13,173,495 (RMB 90,000,000) at June 30, 2009. As of June 30, 2009, the Company had outstanding balances of $625,059 related to the financing services.  As of December 31, 2008, the Company had outstanding balances of $4,642,320 related to the financing services and $662,452 for its own automobile purchases. This facility line matures in May 2010 and is guaranteed by a director and a non-related entity.

Agricultural Bank of China

In July 2008, the Company entered into a facility line of credit with Agricultural Bank of China. Under the terms of this agreement, the Company can borrow a maximum amount of $14,631,434 (RMB 100,000,000) at December 31, 2008. This facility line originally matures in January 2010 and is guaranteed by non-related entities.  During the six months ended June 30, 2009, this credit line was cancelled and all the borrowings were drawn on the lines entered in January and February 2009, which are discussed in the paragraph below.  The Company had no outstanding borrowing under this facility line of credit at December 31, 2008.

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to facilitate its financing service business. Under the terms of the agreement, the Company can borrow an aggregate maximum amount of $13,612,611 (RMB 93,000,000) at June 30, 2009.  These facility lines mature in December 2009 and are guaranteed by non-related entities. As of June 30, 2009, the Company had an outstanding balance of $1,660,462 related to the financing services with Agricultural Bank of China.

PuDong Development Bank

In June 2009, the Company entered into a facility line of credit with PuDong Development Bank related to its financing services. Under the terms of this agreement, the Company can borrow a maximum amount of $8,782,330 (RMB 60,000,000) at June 30, 2009. This facility line of credit expires in May 2010 and is guaranteed by a non-related company.  The Company had no outstanding borrowing at June 30, 2009.

(7) Short-term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2009	December 31, 2008
Loan from Agricultural Bank of China, with an interest at a rate of 5.346%, guaranteed by non-related entities, and matures in September 2009	$1,317,349	$-

Loans from Agricultural Bank of China, with interest at rates between 5.841% and 7.326%, guaranteed by non-related entities, and matures in November 2009	1,317,349	1,316,829

Loan from Agricultural Bank of China, with an interest at a rate of 8.217%, guaranteed by non-related entities, and matured in March 2009	-	1,316,829

Loans from Agricultural Bank of China, with interest at rates between 5.841% and 7.326%, guaranteed by non-related entities, and matures in November 2009	585,490	585,258
	$3,220,188	$3,218,916

Weighted average interest rates for these bank loans were 5.64% at June 30, 2009 and 7.69% at December 31, 2008.

(8) Draft Note Payable:

In March 2009, the Company issued a draft note, payable in the amount of $2,925,730 (RMB 20,000,000), to a vendor as an advance payment to supplier.  This draft note is guaranteed by Industrial and Commercial Bank of China (Asia) Limited.  Upon the maturity of this note in September 2009, the note holder can present this note to the bank to collect full amounts of the payable.  The purpose of this arrangement is to provide additional time to the Company to remit payments while the vendor does not bear any credit risk since the vendor is guaranteed by the bank for payments.  The note matures in September 2009 and is secured by the residential properties of a director and his spouse.  The Company is also required to maintain $1,467,000 as a guaranteed deposit, which was classified as restricted cash as of June 30, 2009.  The Company is subject to a fee which is the sum of (i) 0.05% on the note payable amount; and (ii) 0.5% on the excess of the face value of the draft note over the guaranteed deposit amount.  As of June 30, 2009, the Company had $2,927,443 as the outstanding draft note payable.

(9) Major Customers and Vendors:

Sales to the Company’s largest customer accounted for 33% and 28% of the Company’s sales during the three months ended June 30, 2009 and 2008, respectively, and 23% and 17% of the Company’s sales during the six months ended June 30, 2009 and 2008, respectively.  No other customers had more than 10% of the Company sales for these periods.

During the three months ended June 30, 2009 and 2008, the Company purchased a total of $23,208,080 from its three largest suppliers and $7,182,402 from its largest supplier, respectively, which accounted for 57% and 18%, respectively, of the Company’s total purchases.

During the six months ended June 30, 2009 and 2008, the Company purchased a total of $51,483,300 from three largest suppliers and $11,352,014 from its largest supplier, respectively, which accounted for approximately 60% and 13%, respectively, of the Company’s total purchases.

(10) Related-Party Balances and Transactions:

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of June 30, 2009 and December 31, 2008, the outstanding balance due to Cheng Weihong was $10,188.
.
The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $134,000 on behalf of the Company during the three months ended June 30, 2009.  The amount of $685,244 and $492,829 was outstanding as due to shareholder on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

(11) Segment Information:

The Company has four principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising services, and (4) automobile import value added services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Direct cost of revenue related to financing services, web-based advertising and automobile import value added services was de minimis.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Three Months Ended June 30, 2009

Net revenue	$43,868,870	$361,786	$713,982	$170,948	$-	$45,115,586

Cost of revenue	42,717,918	-	-	-	-	42,717,918
Operating expenses
Sales and marketing	73,948	30,095	46,226	11,484	-	161,753
General and administrative	46,703	17,726	22,787	7,158	139,223	233,597
Total operating expenses	120,651	47,821	69,013	18,642	139,223	395,350
Income (loss) from operations	1,030,301	313,965	644,969	152,306	(139,223)	2,002,318

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Three Months Ended June 30, 2008

Net revenue	$47,061,330	$279,996	$398,391	$20,993	$-	$47,760,710

Cost of revenue	45,772,721	-	-	-	-	45,772,721
Operating expenses
Sales and marketing	58,262	86,720	70,618	2,575	-	218,175
General and administrative	107,627	38,349	25,723	1,619	53,318	226,636
Total operating expenses	165,889	125,069	96,341	4,194	53,318	444,811
Income (loss) from operations	1,122,720	154,927	302,050	16,799	(53,318)	1,543,178

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Six Months Ended June 30, 2009

Net revenue	$87,950,323	$617,767	$1,350,357	$324,280	$-	$90,242,727

Cost of revenue	85,414,103	-	-	-	-	85,414,103
Operating expenses
Sales and marketing	177,596	56,512	112,358	18,487	-	364,953
General and administrative	120,724	33,937	47,568	11,975	400,086	614,290
Total operating expenses	298,320	90,449	159,926	30,462	400,086	979,243
Income (loss) from operations	2,237,900	527,318	1,190,431	293,818	(400,086)	3,849,381

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Six Months Ended June 30, 2008

Net revenue	$79,192,531	$517,192	$875,174	$512,187	$-	$81,097,084

Cost of revenue	76,996,270	-	-	-	-	76,996,270
Operating expenses
Sales and marketing	172,018	131,869	126,452	14,960	-	445,299
General and administrative	138,591	50,409	49,086	5,719	243,805	487,610
Total operating expenses	310,609	182,278	175,538	20,679	243,805	932,909
Income (loss) from operations	1,885,652	334,914	699,636	491,508	(243,805)	3,167,905

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
As of June 30, 2009	$40,782,087	$6,102,909	$218,921	$128,191	$42,730	$47,274,838
As of December 31, 2008	32,666,070	7,374,920	561,688	337,013	112,860	41,052,551

(12) Subsequent Event:

On July 22, 2009, Shisheng entered into Share Transfer Agreements to increase its ownership of its three subsidiaries to 98% each. Shisheng purchased the minority interests of its three subsidiaries from individual shareholders for an aggregate amount of $444,120. Previously, Shisheng owned 80% of Hengjia Port Logistics, 80% of Ganghui Information Technology and 86.4% of Zhengji International Trading.

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

In connection with the consummation of the share exchange, Fresh Ideas Media, Inc. agreed to consummate the spin-off of Community Alliance through a dividend of all of the issued and outstanding capital stock of Community Alliance to holders of Fresh Ideas Media, Inc.’s common stock as of September 9, 2008. The spin-off was approved by the Board of Directors of Fresh Ideas Media, Inc. on September 9, 2008 and would be consummated upon the satisfactory resolution of all of the SEC’s comments to the Form 10 registration statement relating to Community Alliance’s common stock and such registration statement’s effectiveness. Upon the consummation of the spin-off, the business and operations of HKCo will be the sole business and operations of Fresh Ideas Media, Inc.

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

Current Business of the Company

The Company through its websites, engages in automobile sales, custom clearance services, storage services and national transportation. One of the Company’s websites, www.at188.com, is the platform for the Company’s imported auto information, and www.1365car.tj.cn, is the Company’s website for domestic manufactured car information in Tianjin city (the abbreviation tj is for Tianjin). We are the only one-stop service provider in Tianjin, also providing dealer financing to our customers.

Additionally, in May of 2009, the Company launched  www.at160.com to be the national website for its local websites, whereby consumers may access information specific to local regions the Company services. www.at160.com, currently running in 12 cities, targets domestic manufactured automobile dealers and traders in an effective and efficient quoting platform, with a user-friendly interface for the Company’s customers to identity the best quotes and packages.

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

RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying condensed financial statements and their related notes included in this Report.  References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of China Auto Logistics Inc. and its wholly owned and majority owned subsidiaries.

Results of Operations for the Three Months Ended June 30, 2009 Compared To the Three Months Ended June 30, 2008

 The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of revenues.

	For The Three Months Ended June 30,
	2009		2008		Change in %
Net Revenue	$45,115,586	100.00%	$47,760,710	100.00%	-5.54%
Cost of revenue	$42,717,918	94.69%	$45,772,721	95.84%	-6.67%
Gross profit	$2,397,668	5.31%	$1,987,989	4.16%	20.61%
Operating expenses	$395,350	0.87%	$444,811	0.93%	-11.12%
Income from operations	$2,002,318	4.44%	$1,543,178	3.23%	29.75%
Other expenses	$(43,438)	(0.10)%	$(34,203)	(0.07)%	27.00%
Income before provision for income taxes	$1,958,880	4.34%	$1,508,975	3.16%	29.82%
Net Income	$1,455,679	3.23%	$1,180,127	2.47%	23.35%
Net income attributable to China Auto Logistics Inc.	$1,325,227	2.94%	$1,099,241	2.30%	20.56%

For the three months ended June 30, 2009, our net revenue decreased 5.54% to $45,115,586, from our net revenue of $47,760,710 for the comparable period in 2008, and our cost of revenue decreased 6.67% from $45,772,721 to $42,717,918 for the same period. The ratio of cost of revenue to net revenues decreased 115 basis points from 95.84% for the three months ended June 30, 2008 to 94.69% for the comparable period in 2009. Despite the decrease in our net revenue, gross profit increased 20.61% from $1,987,989 for the three months ended June 30, 2008 to $2,397,668 for the comparable period in 2009, income from operations increased 29.75% to $2,002,318 in 2009 from $1,543,178 in 2008, and net income increased 23.35% from $1,180,127 to $1,455,679 for the same period. Net income attributable to China Auto Logistics Inc. increased 20.56% from $1,099,241 to $1,325,227 for the same period.

Net Revenue

	For The Three Months Ended June 30,
	2009		2008		Change in %
Net Revenue	$45,115,586	100.00%	$47,760,710	100.00%	-5.54%
-Sales of Automobiles	$43,868,870	97.24%	$47,061,330	98.54%	-6.78%
-Financing Services	$361,786	0.80%	$279,996	0.59%	29.21%
-Web-based Advertising Services	$713,982	1.58%	$398,391	0.83%	79.22%
-Automobile Import Value Added Services	$170,948	0.38%	$20,993	0.04%	714.31%

Sale of Automobiles

Net revenues were generated primarily from imported automobile sales, which decreased 6.78% from $47,061,330 for the three months ended June 30, 2008 to $43,868,870 for the three months ended June 30, 2009. As the industry had negative projections for imported automobile sales in the PRC in the three months ended June 30, 2009, we sold 522 automobiles, representing a decrease of 8.74% from the 572 units sold in the comparable period in 2008. The average selling price of imported automobiles increased 2.14% from $82,275 as of June 30, 2008 to $ 84,039 as of June 30, 2009 due to the Company’s continuous efforts on marketing luxury automobiles in 2009.

In the three months ended June 30, 2008, our top three customers generated 39% of our total sales, and in the comparable period in 2009, our top three customers generated 40% of our total sales. The Company has historically maintained close working relationships with its top customers. We aim to maintain these customers while reducing the concentration of our revenues among these top customers.

Transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, net revenue from imported automobiles decreased 6.78% for the three months ended June 30, 2009, compared to the same period in 2008. We do not foresee our leading position as the imported automobile trader in Tianjin changing in the near future. In the future, we plan to consistently enhance our profitability.

Financing Services

In the three months ended June 30, 2009, revenues from financing services were $361,786, an increase of 29.21% from $279,996 for such period in 2008. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. As of June 30, 2009, the Bank of China determined the exchange rate of RMB to U.S. dollars to be 6.8319, which constitutes an appreciation of 0.4% from the exchange rate of 6.8591 as of June 30, 2008.  The appreciation of the RMB is a factor in the increase of our revenues for the three months ended June 30, 2009 from the comparable period in 2008. Another factor that affects our revenues from financing services is our relationship with major commercial banks. We established reputable credit with most major commercial banks and although a decrease or the simultaneous expiration of credit lines or other bank facilities may reduce our capacity to provide financing services and to affect our purchase power, we have not experienced formidable difficulties in the access of credit lines and any other bank facilities. We do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

We provide financing services to our customers with our lines of credit with major commercial banks in the PRC, including Agriculture Bank of China and China Merchants Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. As of July 31, 2009, our total amount of facility lines of credit was approximately $35,568,436(RMB 243,000,000). Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide financing services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenues from financing services would be materially and adversely affected by a decreased number of transactions.

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

Revenue generated by our websites increased 79.22% from $398,391 for the three months ended June 30, 2008 to $713,982 for the comparable period in 2009. As of June 30, 2009, www.at188.com had over 151 subscribers. www.1365car.tj.cn currently generates revenue mainly from subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile import value added services sold over the Internet. Currently, all of our revenues from our websites are generated by subscription fees and advertisements.

We are experiencing rapid development in our websites. The Company is currently ahead of schedule with its website development, and the Company has fulfilled its coverage target. In the first quarter of 2009, the Company added websites in the provinces of Zhengzhou, Wuxi, Qingdao, Nanjing and Kunming. As of July 31, 2009, the Company expanded its domestic websites into 12 cities and the national website, www.at160.com, has also launched. The revenue growth rate from our websites has been lower than the number of customers we have procured because we have been providing discounts to our customers as a way of attracting business while the websites are still in an expansion phase. We also provide subscription-exemptions, discounted prices or even free advertisements to attract repeat customers.

Automobile Import Value Added Services

Our automobile import value added services revenue increased 714.31%, from $20,993 for the three months ended June 30, 2008 to $170,948 for the same period in 2009, primarily because we entered into import services agreements with three customers, which contributed about $143,000 during the three months ended June 30, 2009.

Cost of Revenue

	For The Three Months Ended June 30,
	2009		2008		Change in %
Net revenue	$45,115,586	100.00%	$47,760,710	100.00%	-5.54%
Cost of revenue	$42,717,918	94.69%	$45,772,721	95.84%	-6.67%

Our cost of revenue consisted primarily of the cost of automobiles imported from foreign automobile manufacturers. Our cost of revenue decreased 6.67%, from $45,772,721 for the three months ended June 30, 2008 to $42,717,918 for the comparable period in 2009. The decrease was primarily due to the decrease in the purchase price of imported automobiles, which is consistent with our net revenue decline rate. The amount of direct cost of revenue related to the automobile import value services, financing services and web-based advertising services was de minimis.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	For The Three Months Ended June 30,
	2009		2008		Change in %
Operating expenses
-General and Administrative	$233,597	59.09%	$226,636	50.95%	3.07%
-Sales and Marketing	$161,753	40.91%	$218,175	49.05%	-25.86%
Total	$395,350	100.00%	$444,811	100.00%	-11.12%

During the three months ended June 30, 2009, our total operating expenses decreased 11.12% to $395,350 from our operating expenses for the comparable period in 2008, which was $444,811. This decrease was a combination of a 3.07% increase in general and administrative expenses to $233,597 for the three months ended June 30, 2009, from $226,636 for the comparable period in 2008, and a 25.86% decrease in sales and marketing expenses from $218,175 for the three months ended June 30, 2008 to $161,753 for the comparable period in 2009.

The following table sets forth a breakdown of the primary sales and marketing expenses of the Company:

	For The Three Months Ended June 30,
	2009	2008	Change in %
Primary Sales and Marketing Expenses
-Rental	$43,381	$42,739	1.50%
-Entertainment	$6,071	$25,476	-76.17%
-Traveling expenses	$5,997	$19,940	-69.92%
-Payroll	$36,227	$33,796	7.19%
-Advertisement expenses	$1,610	$5,784	-72.16%

Entertainment expenses decreased 76.17% to $6,071 in the three months ended June 30, 2009 from $25,476 for the comparable period 2008, primarily as a result of the Company’s efforts in controlling costs. Payroll expenses increased by 7.19% to $36,227 for the three months ended June 30, 2009, due to an increasing number of full-time sales and marketing personnel and the rising costs of remuneration packages used to recruit and maintain skilled employees. The 1.50% increase in rent expenses is primarily due to the exchange rate difference.

The following table sets forth the breakdown of the primary general and administrative expenses of the Company.

	For The Three Months Ended June 30,
	2009	2008	Change in %
Primary General & Administrative Expenses
-Depreciation	$53,195	$45,887	15.93%
-Payroll	$66,254	$60,733	9.09%
-Professional service fee-listing related	$49,202	$202,037	-75.65

Our total general and administrative expenses increased 3.07% to $233,597 for the three months ended June 30, 2009 from $226,636 for the comparable period in 2008.   Payroll expenses increased 9.09% to $66,254 for the three months ended June 30, 2009 compared to $60,733 for the same period in 2008. This was a result of an increase in the Company’s number of full-time employees. During this period, the Company also provided a more competitive remuneration package to attract and retain qualified personnel.

Professional service fees decreased 75.65% from $202,037 for the three months ended June 30, 2008 to $49,202 for the same period in 2009, as we incurred audit and legal fees in 2008 in connection with our merger between China Auto and Shisheng.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company purchased office equipment and updated computer and server hardware and software during the three months ended June 30, 2009. These purchases led to an increase in depreciation and amortization from $45,887 for the three months ended June 30, 2008 to $53,195 for the same period in 2009, an increase of 15.93%. As of June 30, 2009, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

For the three months ended June 30, 2009, income from operations increased 29.75% to $2,002,318 from $1,543,178 for the comparable period in 2008, which is primarily attributable to the higher gross margin.

Gross profits increased by 20.61%, from $1,987,989 for the three months ended June 30, 2008 to $2,397,668 for the same period in 2009.

In the future, we plan to continue to improve profitability in our automobile sales business. We expect to strengthen relationships with our major suppliers to obtain more favorable terms such as freight exemptions and discounts. We also expect profit expansion from continued growth in our website services and auto-related services business.

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

Results of Operations for the Six Months Ended June 30, 2009 Compared To the Six Months Ended June 30, 2008

 The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Six Months Ended June 30,
	2009		2008		Change in %
Net Revenue	$90,242,727	100.00%	$81,097,084	100.00%	11.28%
Cost of revenue	$85,414,103	94.65%	$76,996,270	94.94%	10.93%
Gross profit	$4,828,624	5.35%	$4,100,814	5.06%	17.75%
Operating expenses	$979,243	1.09%	$932,909	1.15%	4.97%
Income from operations	$3,849,381	4.26%	$3,167,905	3.91%	21.51%
Other income(expenses)	$(102,656)	(0.11)%	$(71,277)	(0.09)%	44.02%
Income before income taxes	$3,746,725	4.15%	$3,096,628	3.82%	20.99%
Net Income	$2,748,422	3.05%	$2,385,277	2.94%	15.22%
Net income attributable to China Auto Logistics Inc.	$2,486,410	2.76%	$2,154,002	2.66%	15.43%

For the six months ended June 30, 2009, our net revenue increased 11.28% to $90,242,727, from our net revenue of $81,097,084 in the comparable period in 2008, and our cost of revenue increased 10.93% from $76,996,270 to $85,414,103 for the same period. Gross profit increased 17.75% from $4,100,814 in the six months ended June 30, 2008 to $4,828,624 in the six months ended June 30, 2009.  Income from operations increased 21.51% to $3,849,381 in the six months ended June 30, 2009 from $3,167,905 for the comparable period in 2008, which is primarily attributable to the growth in net revenue. Net income increased 15.22%, from $2,385,277 to $2,748,422. Net income attributable to China Auto Logistics Inc. increased 15.43% from $2,154,002 to $2,486,410 for the same period.

Net Revenue

	For The Six Months Ended June 30,
	2009		2008		Change in %
Net Revenue	$90,242,727	100.00%	$81,097,084	100.00%	11.28%
-Sales of Automobiles	$87,950,323	97.46%	$79,192,531	97.65%	11.06%
-Financing Services	$617,767	0.68%	$517,192	0.64%	19.45%
-Web-based Advertising Services	$1,350,357	1.50%	$875,174	1.08%	54.30%
-Automobile Import Value Added Services	$324,280	0.36%	$512,187	0.63%	-36.69%

General

Our revenues are derived from sales of automobiles, financing services, web-based advertising services and automobile import value added services. For the six months ended June 30, 2009 and 2008, net revenue was $90,242,727 and $81,097,084 respectively, representing an 11.28% growth rate.

Sale of Automobiles

Net revenue was generated primarily from sales of automobiles, which increased 11.06% from $79,192,531 for the six months ended June 30, 2008 to $87,950,323 for the six months ended June 30, 2009. Although the industry had negative projections for imported automobile sales in the PRC, the Company obtained a jump in sales volume to 1081 automobiles sold for the six months ended June 30, 2009, representing an increase of 5.67% from the 1023 units sold in the comparable period in 2008. The average selling price of imported automobiles increased 5.10% from $77,412 as of June 30, 2008 to $81,360 as of June 30, 2009 due to the increasing unit price primarily due to the market’s favor of big engine cars, particularly SUVs. The Company will focus more on the sales of luxury high-end automobiles than increasing unit sales.

In the six months ended June 30, 2009, our top three customers generated approximately 33% of our total revenue and 26% of our total revenue in the comparable period in 2008.  The Company has historically maintained close working relationships with its top customers. We aim to maintain these relationships while reducing the concentration of our revenues among these top customers.

As a result of transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, the rate of growth in automobiles sales is expected to decline. However, we do not foresee our leading position as the imported automobile trader in Tianjin changing in the near future. In the future, we plan to consistently enhance our profitability.

Financing Services

In the six months ended June 30, 2009, revenues from financing services were $617,767, an increase of 19.45% from $517,192 for such period in 2008. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the People’s Republic of China (the “PRC”). The appreciation of the RMB is a factor in the increase of our revenues for the six months ended June 30, 2009 from the comparable period in 2008. Another factor that affects our revenue from financing services is our relationship with major commercial banks.  See more discussion in the above paragraphs for analysis of Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

Web-based Advertising Services

Revenue generated from advertisements on our websites has experienced continuous growth in recent years.

Revenue generated by our websites increased 54.30% from $875,174 for the six months ended June 30, 2008 to $1,350,357 for the comparable period in 2009 due to the increased coverage of our websites in more regions starting in the first quarter of 2009.

Automobile Import Value Added Services

Our automobile import value added services revenue decreased 36.69%, from $512,187 for the six months ended June 30, 2008 to $324,280 for the same period in 2009, primarily due to the world-wide economic downturn since last year, which had a negative impact on our automobile import value added services.

Cost of Revenue

	For The Six Months Ended June 30,
	2009		2008		Change in %
Net revenue	$90,242,727	100.00%	$81,097,084	100.00%	11.28%
Cost of revenue	$85,414,103	94.65%	$76,996,270	94.94%	10.93%

Our cost of revenue consisted primarily of the cost of automobiles imported from foreign automobile manufacturers. Our cost of revenue increased 10.93%, from $76,996,270 for the six months ended June 30, 2008 to $85,414,103 for the comparable period in 2009. The increase was due primarily to the increase in the purchase price of imported automobiles, which is consistent with our net revenue growth rate. The amount of direct cost of revenue related to the automobile import value services, financing services and web-based advertising services was de minimis.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	For The Six Months Ended June 30,
	2009		2008		Change in %
Operating expenses
-General and Administrative	$614,290	62.73%	$487,610	52.27%	25.98%
-Sales and Marketing	$364,953	37.27%	$445,299	47.73%	-18.04%
Total	$979,243	100.00%	$932,909	100.00%	4.97%

During the six months ended June 30, 2009, our total operating expenses increased 4.97% to $979,243 from our operating expenses for the comparable period in 2008, which was $932,909. This increase was a combination of a 25.98% increase in general and administrative expenses to $614,290 for the six months ended June 30, 2009, from $487,610 for the comparable period in 2008, and an 18.04% decrease in sales and marketing expenses from $445,299 for the six months ended June 30, 2008 to $364,953 for the comparable period in 2009.

The following table sets forth a breakdown of the primary sales and marketing expenses of the Company:

	For The Six Months Ended June 30,
	2009	2008	Change in %
Primary Sales and Marketing Expenses
-Rental	$85,457	$77,933	9.65%
-Entertainment	$26,087	$33,598	-22.36%
-Traveling expenses	$10,930	$32,153	-66.01%
-Payroll	$75,092	$66,407	13.08%
-Advertisement expenses	$10,182	$17,835	-42.91%
-Insurance & road maintenance	$34,885	$56,773	-38.55%

Entertainment expenses decreased 22.36% to $26,087 in the six months ended June 30, 2009 from $33,598 for the comparable period 2008, primarily as a result of the Company’s efforts in controlling costs. Auto insurance, road maintenance and fees fell to $34,885, primarily due to the business reduction of automobile import value added services. Payroll expenses increased by 13.08% to $75,092 for the six months ended June 30, 2009, due to an increasing number of full-time selling and marketing personnel and the rising costs of remuneration packages used to recruit and maintain skilled employees. The 9.65% increase in rent expenses is primarily due to the exchange rate difference.

The following table sets forth the breakdown of the primary general and administrative expenses of the Company.

	For The Six Months Ended June 30,
	2009	2008	Change in %
Primary General and Administrative expenses
Depreciation	$108,494	$90,626	19.72%
Payroll	$134,571	$109,466	22.93%
Professional service fee-listing related	$190,202	$202,037	-5.86%

Our total general and administrative expenses increased 25.98% to $614,290 for the six months ended June 30, 2009 from $487,610 for the comparable period in 2008.   Payroll expenses also increased 22.93% to $134,571 for the six months ended June 30, 2009 compared to $109,466 for the same period in 2008. This was a result of an increase in the Company’s number of full-time employees. During this period, the Company also provided a more competitive remuneration package to attract and retain qualified personnel.

Professional service fees decreased 5.86 % from $202,037 for the six months ended June 30, 2008 to $190,202 for the same period in 2009.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company purchased office equipment and updated computer and server hardware and software during the six months ended June 30, 2009. These purchases led to an increase in depreciation and amortization from $90,626 for the six months ended June 30, 2008 to $108,494 for the same period in 2009, an increase of 19.72%. As of June 30, 2009, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

For the six months ended June 30, 2009, income from operations increased 21.51% to $3,849,381 from $3,167,905 for the comparable period in 2008, which is primarily attributable to the growth in revenue and gross profit.

Gross profits increased by 17.75%, from $4,100,814 for the six months ended June 30, 2008 to $4,828,624 for the same period in 2009, due to an increase in net revenues of 11.28% from $81,097,084 to $90,242,727.

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

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for the six months ended June 30, 2009 and June 30, 2008.

	2009	2008
Net cash provided by (used for) operating activities	$2,476,234	$(8,142,571)
Net cash (used for) provided by investing activities	$(3,095,306)	$3,577,072
Net cash used for financing activities	$(662,194)	$(171,335)
Effect of exchange rate changes on cash	$86	$259,714
Cash and cash equivalents at beginning of period	$1,598,781	$5,703,108
Cash and cash equivalents at end of period	$317,601	$1,225,988

Operating Activities

During the six months ended June 30, 2009, net cash provided by operating activities was $2,476,234, as compared to net cash used for operating activities of $8,142,571 for the six months ended June 30, 2008.  The increase was a result of several factors, including a decrease of net inventories for $243,886 and an increase of customer deposits of $267,919, which was partially offset by an increase of advances to suppliers of $3,271,805. During the six months ended June 30, 2008, net cash used for operating activities in the amount of $8,142,571 was primarily caused by a decrease advances to suppliers of $6,489,360, which was partially offset by an increase of net inventories of $11,405,340 and a decrease of customer deposits of $3,933,719.

Investing Activities

During the six months ended June 30, 2009, net cash used for investing activities was $3,095,306, as compared to $3,577,072 of net cash provided by investing activities for the comparable period in 2008. The decrease was mainly due to an increase in the amount of the Company’s restricted cash of $3,090,431 for the six months ended June 30, 2009 compared to a decrease of $3,587,074 for the same period in 2008. During the six months ended June 30, 2009, we provided most of our financing service through China Merchants Bank, which has a much lower deposit ratio than what we used in the beginning of last year. As a result of that, the balance of the restricted cash had a significant decline.

Financing Activities

During the six months ended June 30, 2009, net cash used for financing activities was $662,194, as compared to $171,335 for the comparable period in 2008. The increase of net cash used was mainly due to the repayments of line of credit related to automobile purchases of $662,194 during the six months ended June 30, 2009 while there was no such repayment during the same period of 2008.

Our total cash and cash equivalents decreased to $317,601 as of June 30, 2009, as compared to $1,225,988 as of June 30, 2008.

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

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended June 30, 2009.

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

DATED:  August 14, 2009

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