Form 10-Q
period 2009-09-30
China Auto Logistics Inc
filed 2009-11-16
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number:  000-52625

CHINA AUTO LOGISTICS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2574314 (I.R.S. Employer Identification No.)

No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China (Address of principal executive offices)	300461 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2009
Common Stock, $.001 par value per share	18,100,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

China Auto Logistics Inc.

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,175,560	$1,598,781
Restricted cash	4,414,497	92,819
Accounts receivable - trade	11,715	11,077
Receivables related to financing services	15,984,678	6,945,088
Draft notes receivable	2,928,686	-
Inventories, net of reserve of $0 for 9/30/2009 and $146,314 for 12/31/2008	16,729,492	16,434,391
Advances to suppliers	17,658,886	14,083,163
Prepaid expenses	47,576	22,230
Value added tax receivables	594,541	1,202,161
Deferred taxes	-	36,579
Total current assets	60,545,631	40,426,289

Property and equipment, net	522,008	622,604
Other assets	-	3,658
Total Assets	$61,067,639	$41,052,551
LIABILITIES AND EQUITY:
Current liabilities:
Lines of credit related to financing services	$14,744,015	$4,642,320
Lines of credit related to automobile purchases	-	662,452
Bank loans payable	3,221,555	3,218,916
Draft note payable	2,928,686	-
Accrued expenses	511,045	656,119
Customer deposits	10,438,431	6,968,769
Deferred revenue	124,954	13,678
Due to shareholder	770,749	492,829
Due to director	10,188	10,188
Income tax payable	1,559,788	1,615,442
Total current liabilities	34,309,411	18,280,713

Commitments and contingencies	-	-
Equity:
China Auto Logistics Inc. shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid in capital	13,273,530	12,101,321
Accumulated other comprehensive income	2,272,780	2,293,367
Retained earnings	10,945,437	6,851,381
Total China Auto Logistic Inc. shareholders' equity	26,509,847	21,264,169

Noncontrolling interests	248,381	1,507,669
Total equity	26,758,228	22,771,838

Total liabilities and shareholders' equity	$61,067,639	$41,052,551

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$52,850,051	$48,378,898	$143,092,778	$129,475,982
Cost of revenue	50,070,349	46,054,946	135,484,452	123,051,216
Gross profit	2,779,702	2,323,952	7,608,326	6,424,766

Operating expenses:
Sales and marketing	200,917	232,664	565,870	677,963
General and administrative	302,903	300,901	917,193	788,511
Total operating expenses	503,820	533,565	1,483,063	1,466,474

Income from operations	2,275,882	1,790,387	6,125,263	4,958,292

Other income (expenses):
Interest income	4,824	23,846	8,585	81,938
Interest expense	(45,690)	(67,635)	(152,107)	(197,004)

Income before provision for income taxes	2,235,016	1,746,598	5,981,741	4,843,226

Provision for income taxes	573,941	437,636	1,572,244	1,148,987

Net income	1,661,075	1,308,962	4,409,497	3,694,239

Less: Net income attributable to the noncontrolling interests	53,429	104,529	315,441	335,804

Net income attributable to China Auto Logistics Inc.	$1,607,646	$1,204,433	$4,094,056	$3,358,435

Earnings per share attributable to China Auto Logistics Inc.'s common shareholders
Earnings per share - basic and diluted	$0.09	$0.10	$0.23	$0.29

Weighted average number of shares outstanding - basic and diluted	18,100,000	11,700,000	18,100,000	11,700,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net Income	$4,409,497	$3,694,239

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	159,110	145,963
Change of inventory reserve	(146,257)	(147,448)

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable - trade	(648)	6,238
Receivables related to financing services	1,063,167	-
Inventories	(133,523)	(8,502,984)
Advances to suppliers	(641,885)	9,261,083
Prepaid expenses, other current assets and other assets	(21,665)	44,435
Value added tax receivables	608,522	(873,525)
Deferred taxes	36,564	49,469

Increase (decrease) in liabilities:
Accounts payable	-	(427,344)
Accrued expenses	131,935	418,960
Customer deposits	540,484	(9,318,114)
Deferred revenue	111,233	(432,549)
Income tax payable	(57,462)	204,961
Net cash provided by (used for) operating activities	6,059,072	(5,876,616)

Cash flows from investing activities:
Decrease (increase) in restricted cash	(4,318,845)	5,685,446
Payments to acquire noncontrolling interests	(444,120)	-
Purchase of property and equipment	(58,078)	(163,251)
Net cash (used for) provided by investing activities	(4,821,043)	5,522,195

Cash flows from financing activities:
Repayments of short-term bank loans	2,633,819	1,282,161
Proceeds from short-term bank loans	(2,633,819)	(1,282,161)
Repayments from bank draft notes	-	(4,273,870)
Repayments of lines of credit related to automobile purchases	(662,194)	-
Proceeds from loans from director	-	73,501,244
Repayments of loans from director	-	(73,823,838)
Net cash used for financing activities	(662,194)	(4,596,464)

Effect of exchange rate changes on cash	944	266,667
Net increase (decrease) in cash	576,779	(4,684,218)

Cash and cash equivalents, beginning of period	1,598,781	5,703,108
Cash and cash equivalents, end of period	$2,175,560	$1,018,890

Supplemental disclosure of cash flow information:
Interest paid	$150,371	$197,004
Income taxes paid	$1,585,355	$981,573

Non-cash activities:
Increase of draft notes receivable for customer deposits	$2,927,786	$-
Increase of draft note payable for advances to suppliers	$2,927,786	$-
Increase (Decrease) of borrowings on lines of credit for loans extended to (repaid by) the Company’s customers	$10,101,695	$(15,628,520)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,661,075	$1,308,962	$4,409,497	$3,694,239

Other comprehensive income -
Foreign currency translation adjustments	11,383	301,081	21,103	1,307,945

Comprehensive income	1,672,458	1,610,043	4,430,600	5,002,184

Less: Comprehensive income attributable to the noncontrolling interests	26,328	113,664	318,957	569,497

Comprehensive income attributable to China Auto Logistics Inc.	$1,646,130	$1,496,379	$4,111,643	$4,432,687

The accompanying notes form an integral part of these condensed consolidated financial statements

China Auto Logistic Inc.
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2009

	China Auto Logistic Inc.'s Shareholders Equity
				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Income	Earnings	Interests	Equity
Balance as of January 1, 2009	18,100,000	$18,100	$12,101,321	$2,293,367	$6,851,381	$1,507,669	$22,771,838
Purchases of noncontrolling interests	-	-	1,172,209	(38,084)	-	(1,578,245)	(444,120)
Net income	-	-	-	-	4,094,056	315,441	4,409,497
Other comprehensive income – Foreign currency translation adjustments	-	-	-	17,497	-	3,516	21,013
Balance as of September 30, 2009	18,100,000	$18,100	$13,273,530	$2,272,780	$10,945,437	$248,381	$26,758,228

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2009 and the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and the cash flows for the nine-month periods ended September 30, 2009 and 2008. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency - Renminbi (“RMB”) as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2009 and December 31, 2008 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income is generated through (1) sales of automobiles, (2) service fees for assisting resale customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, and (4) automobile import value added services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Receivables Related to Financing Services

The Company records receivables related to financing services when cash is loaned to the customers to finance their purchases of automobiles.  Upon repayments by the customers, the Company recorded the repaid amounts as reductions of receivables related to financing services.  The Company finances its loans to its customers through borrowings on its lines of credit with the banks. Receivables related to financing services represents the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment.  The Company charges a fee for providing loan service and such fee is prepaid by the customers upon the execution of the agreements between the Company and the customers.  The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method.  The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.  The Company evaluates the collectability of these outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses historically and accordingly did not record any allowance for credit losses at the period end.

Basic and Diluted Earnings Per Share

The basic earnings per common share is computed by dividing net income attributable to China Auto’s common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2009 and December 31, 2008, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Subsequent Events

The Company evaluated subsequent events through November 16, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

New Accounting Pronouncements

Effective January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company believes the adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding the accounting and reporting framework for noncontrolling interests by a parent company, and also the disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The guidance requires noncontrolling interests to be separately presented as a component of equity in the Company’s condensed consolidated balance sheets and below income tax expense in our condensed consolidated statements of income. In addition, the guidance requires that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  The Company retrospectively applied the presentation to the prior year balances in the condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding the disclosures for derivative and hedging activities.  The Company believes the adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

Effective July 1, 2009, the Company adopted the amended authoritative guidance issued by the FASB regarding interim disclosures about fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

Effective April 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding subsequent events. The objective of the guidance is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

In June 2009, the FASB issued new authoritative guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

Effective July 1, 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. The Company believes the adoption of the ASC did not have any significant impact on its financial condition or results of operations.

In September 2009, the FASB issued new authoritative guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed.  The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

(2)           Changes in China Auto’s ownership interest in consolidated subsidiaries:

On July 23, 2009, Shisheng entered into Share Transfer Agreements to acquire additional ownership from other noncontrolling interest shareholders to increase its ownership of its three subsidiaries to 98% each. Shisheng purchased such additional interests for an aggregate amount of $444,120. Prior to these purchases of additional ownership, Shisheng owned 80% of Hengjia Port Logistics, 80% of Ganghui Information Technology and 86.4% of Zhengji International Trading.

Since the changes in the Company’s ownership interest while the Company retains its controlling financial interest in these three subsidiaries shall be accounted for as equity transactions, no gain or loss shall be recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest was adjusted to reflect the change in its ownership interest in the subsidiaries. The difference between cash paid and the amount by which the noncontrolling interest is adjusted in the amount of $1,172,209 was recognized in additional paid in capital.

The effects of changes in the Company’s ownership interests in its subsidiaries on China Auto’s equity are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to China Auto	$1,607,646	$1,204,433	$4,094,056	$3,358,435
Increase in China Auto's paid in capital for purchases of noncontrolling interests	1,172,209	-	1,172,209	-

Change from net income attributable to China Auto and transfer from noncontrolling interests	$2,779,855	$1,204,433	$5,266,265	$3,358,435

(3)           Draft Notes Receivable:

The Company is a holder of two draft notes receivable totaling $2,928,686 related to certain customer deposits.  Upon the maturity of these notes in January 2010, the Company can present these notes to the banks to collect full amounts of the receivable.

The Company was a holder of two draft notes receivable totaling $2,927,443 related to certain customers deposits as of June 30, 2009.  The customers repaid these notes in full during the three months ended September 30, 2009 prior to the original maturity date of October 2009.

The purpose of this arrangement is to provide additional time to the customer to remit payments while the Company does not bear any credit risk since the Company is guaranteed by the bank for payments.

(4)           Inventories:

Inventories are primarily comprised of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of September 30, 2009 and December 31, 2008, the reserve for obsolescence was $0 and $146,314, respectively.

(5)           Property and Equipment:

A summary of property and equipment is as follows:

	September 30, 2009	December 31, 2008
Computer	$213,125	$208,772
Office equipment, furniture and fixtures	118,009	107,121
Automobiles	1,016,309	972,397
	1,347,443	1,288,290
Less: accumulated depreciation	825,435	665,686
	$522,008	$622,604

Depreciation and amortization expense for property and equipment amounted to approximately $50,616 and $55,337 for the three months ended September 30, 2009 and 2008, respectively, and $159,110 and $145,963 for the nine months ended September 30, 2009 and 2008, respectively.

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

China Merchants Bank

In May 2008, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of this agreement, the Company can borrow a maximum amount of approximately $13,179,089 (RMB90,000,000) at September 30, 2009.  This facility line matured in May 2009 and was renewed.   As of September 30, 2009, the Company had outstanding balances of $6,458,691 related to the financing services.  As of December 31, 2008, the Company had outstanding balances of $4,642,320 related to the financing services and $662,452 for its own automobile purchases. This facility line matures in May 2010 and is guaranteed by a director and a non-related entity.

Agricultural Bank of China

In July 2008, the Company entered into a facility line of credit with Agricultural Bank of China. Under the terms of this agreement, the Company can borrow a maximum amount of $14,631,434 (RMB 100,000,000) at December 31, 2008. This facility line originally matures in January 2010 and is guaranteed by non-related entities.  During the nine months ended September 30, 2009, this credit line was cancelled and all the borrowings were drawn on the lines entered in January and February 2009, which are discussed in the paragraph below.  The Company had no outstanding borrowing under this facility line of credit at December 31, 2008.

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to facilitate its financing service business. Under the terms of the agreement, the Company can borrow an aggregate maximum amount of $13,618,392 (RMB 93,000,000) at September 30, 2009.  These facility lines mature in December 2009 and are guaranteed by non-related entities. As of September 30, 2009, the Company had an outstanding balance of $4,037,866 related to the financing services with Agricultural Bank of China.

PuDong Development Bank

In June 2009, the Company entered into a facility line of credit with PuDong Development Bank related to its financing services. Under the terms of this agreement, the Company can borrow a maximum amount of $8,786,059 (RMB 60,000,000) at September 30, 2009. This facility line of credit expires in May 2010 and is guaranteed by a non-related company.  The Company had an outstanding balance of $4,247,458 at September 30, 2009.

(7)           Short-term Bank Loans

Short-term bank loans consist of the following:

	September 30, 2009	December 31, 2008
Loan from Agricultural Bank of China, with an interest at a rate of 5.172%, guaranteed by non-related entities, and matures in March 2010	$1,317,909	$-
Loans from Agricultural Bank of China, with interest at rates between 5.841% and 7.326%, guaranteed by non-related entities, and matures in November 2009	1,317,909	1,316,829
Loan from Agricultural Bank of China, with an interest at a rate of 8.217%, guaranteed by non-related entities, and matured in March 2009	-	1,316,829
Loans from Agricultural Bank of China, with interest at rates between 5.841% and 7.326%, guaranteed by non-related entities, and matures in November 2009	585,737	585,258
	$3,221,555	$3,218,916

Weighted average interest rates for these bank loans were 5.567% at September 30, 2009 and 7.69% at December 31, 2008.

(8)           Draft Note Payable:

In September 2009, the Company issued a draft note payable in the amount of $2,928,686 (RMB 20,000,000), to a vendor as an advance payment to supplier.  This draft note is guaranteed by China Zheshang Bank.  Upon the maturity of this note in March 2010, the note holder can present this note to the bank to collect full amounts of the payable.   The Company is required to maintain $2,928,686 as a guaranteed deposit, which was classified as restricted cash as of September 30, 2009.  As of September 30, 2009, the Company had $2,928,686 as the outstanding draft note payable.

In March 2009, the Company issued a draft note payable in the amount of $2,925,730 (RMB 20,000,000), to a vendor as an advance payment to supplier. This draft note was guaranteed by Industrial and Commercial Bank of China (Asia) Limited. The note matured in September 2009 and was secured by the residential properties of a director and his spouse. The Company was also required to maintain $1,467,000 as a guaranteed deposit. The Company was subject to a fee which was the sum of (i) 0.05% on the note payable amount; and (ii) 0.5% on the excess of the face value of the draft note over the guaranteed deposit amount. During the three months ended September 30, 2009, the Company repaid this note in full when due.

The purpose of this arrangement is to provide additional time to the Company to remit payments while the vendor does not bear any credit risk since the vendor is guaranteed by the bank for payments.

(9)           Major Customers and Vendors:

Sales to the Company’s two largest customers accounted for 32% of total sales during the three months ended September 30, 2009 while sales to the largest customer accounted for 13% of the total sales during the same period in year 2008.  During the nine months ended September 30, 2009 and 2008, sales to the Company’s largest customer accounted for 23% and 11%, respectively, of the Company’s total sales.

During the three months ended September 30, 2009 and 2008, the Company purchased a total of $29,015,812 from its three largest suppliers and $9,441,688 from its largest supplier, respectively, which accounted for 58% and 22%, respectively, of the Company’s total purchases.

During the nine months ended September 30, 2009 and 2008, the Company purchased a total of $80,494,590 from its three largest suppliers and $14,317,757 from its largest supplier, respectively, which accounted for approximately 59% and 11%, respectively, of the Company’s total purchases.

(10)           Related-Party Balances and Transactions:

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of September 30, 2009 and December 31, 2008, the outstanding balance due to Cheng Weihong was $10,188.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $85,000 and $277,000 on behalf of the Company during the three months and nine months ended September 30, 2009, respectively.  The amount of $770,749 and $492,829 was outstanding as due to shareholder on the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended September 30, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Net revenue	$51,394,023	$342,640	$957,488	$155,900	$-	$52,850,051
Cost of revenue	50,070,349	-	-	-	-	50,070,349
Operating expenses
Selling and marketing	75,333	28,682	78,451	18,451	-	200,917
General and administrative	46,273	16,374	32,651	4,823	202,782	302,903
Total operating expenses	121,606	45,056	111,102	23,274	202,782	503,820
Income (loss) from operations	1,202,068	297,584	846,386	132,626	(202,782)	2,275,882

Three Months Ended September 30, 2008	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Net revenue	$47,580,101	$272,961	$414,591	$111,245	$-	$48,378,898
Cost of revenue	46,054,946	-	-	-	-	46,054,946
Operating expenses
Selling and marketing	118,014	48,120	64,323	2,207	-	232,664
General and administrative	40,347	13,834	24,024	2,245	220,451	300,901
Total operating expenses	158,361	61,954	88,347	4,452	220,451	533,565
Income (loss) from operations	1,366,794	211,007	326,244	106,793	(220,451)	1,790,387

Nine Months Ended September 30, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Net revenue	$139,344,346	$960,407	$2,307,845	$480,180	$-	$143,092,778
Cost of revenue	135,484,452	-	-	-	-	135,484,452
Operating expenses
Selling and marketing	252,929	85,194	190,809	36,938	-	565,870
General and administrative	166,997	50,311	80,219	16,798	602,868	917,193
Total operating expenses	419,926	135,505	271,028	53,736	602,868	1,483,063
Income (loss) from operations	3,439,968	824,902	2,036,817	426,444	(602,868)	6,125,263

Nine Months Ended September 30, 2008	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
Net revenue	$126,772,632	$790,153	$1,289,765	$623,432	$-	$129,475,982
Cost of revenue	123,051,216	-	-	-	-	123,051,216
Operating expenses
Selling and marketing	290,032	179,989	190,775	17,167	-	677,963
General and administrative	178,938	64,243	73,110	7,964	464,256	788,511
Total operating expenses	468,970	244,232	263,885	25,131	464,256	1,466,474
Income (loss) from operations	3,252,446	545,921	1,025,880	598,301	(464,256)	4,958,292

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
As of September 30, 2009	$39,009,663	$20,810,947	$698,001	$411,772	$137,256	$61,067,639
As of December 31, 2008	32,666,070	7,374,920	561,688	337,013	112,860	41,052,551

Item 2.	Management Discussion and Analysis of Financial Conditions and Results of Operations

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

Prospective shareholders should understand that several factors govern whether any forward-looking statements contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect our results of operations.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

The Exchange and the Spin-Off

 On November 10, 2008, Fresh Ideas Media, Inc. entered into an Exchange Agreement (“Exchange”) with a Hong Kong corporation, Ever Auspicious International Limited (“HKCo”), whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of the HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 11,700,000 newly-issued shares of our common stock. The closing of the Exchange (“Closing”) occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing.  Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58% of the issued and outstanding common stock of Fresh Ideas Media, Inc., respectively.  As of the Closing, HKCo beneficially owns approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc.  As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations are those of HKCo.  Shortly after the Closing, Fresh Ideas Media, Inc. changed its name from Fresh Ideas Media, Inc. to China Auto Logistics Inc. (the “Company”).

In connection with the consummation of the Exchange, Fresh Ideas Media, Inc. agreed to consummate the spin-off of Community Alliance through a dividend of all of the issued and outstanding capital stock of Community Alliance to holders of Fresh Ideas Media, Inc.’s common stock as of September 9, 2008. As a result of the spin-off, the business and operations of HKCo are now the sole business and operations of Fresh Ideas Media, Inc.

HKCo was incorporated in Hong Kong on October 17, 2007.  Prior to December 25, 2007, HKCo had minimal assets and no operations. On December 25, 2007, Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”), became a wholly-owned foreign enterprise of HKCo through issuance of equity interests by HKCo.  This arrangement was approved by relevant ministries of the PRC government.

Upon the completion of the transactions on December 25, 2007 and November 10, 2008, the Company owned 100% of HKCo which owned 100% of Shisheng, the operating entity of HKCo.  For financial reporting purposes, these transactions are classified as a reverse recapitalization of Shisheng and the historical financial statements of Shisheng are reported as the Company’s historical financial statements.

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

Additionally, in May of 2009, the Company launched www.at160.com to be the national website for its local websites, whereby consumers may access information specific to local regions the Company services. www.at160.com, currently running in 15 cities, targets domestic manufactured automobile dealers and traders in an effective and efficient quoting platform, with a user-friendly interface for the Company’s customers to identify the best quotes and packages.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

The Company’s main source of income is generated through (1) sales of automobiles, (2) service fees for financing services, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, and (4) automobile import value added services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services being rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory.

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is Renminibi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the condensed consolidated financial statements, the consolidated balance sheets of our Company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain (loss) adjustments are recorded as other comprehensive income (loss) in the consolidated statements of income and comprehensive income and as a separate component of consolidated statements of shareholders’ equity.

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

RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying condensed financial statements and their related notes included in this Quarterly Report on Form 10-Q.  References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of China Auto Logistics Inc. and its wholly owned and majority owned subsidiaries.

Results of Operations for the Three Months Ended September 30, 2009 Compared To the Three Months Ended September 30, 2008

 The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars and as a percentage of revenues.

	For The Three Months Ended September 30,
	2009		2008		Change in %
Net revenue	$52,850,051	100.00%	$48,378,898	100.00%	9.24%
Cost of revenue	$50,070,349	94.74%	$46,054,946	95.20%	8.72%
Gross profit	$2,779,702	5.26%	$2,323,952	4.80%	19.61%
Operating expenses	$503,820	0.95%	$533,565	1.10%	-5.57%
Income from operations	$2,275,882	4.31%	$1,790,387	3.70%	27.12%
Other expenses	$(40,866)	(0.08)%	$(43,789)	(0.09)%	-6.68%
Income before provision for income taxes	$2,235,016	4.23%	$1,746,598	3.61%	27.96%
Net Income	$1,661,075	3.14%	$1,308,962	2.71%	26.90%
Net income attributable to China Auto Logistics Inc.	$1,607,646	3.04%	$1,204,433	2.49%	33.48%

For the three months ended September 30, 2009, our net revenue increased 9.24% to $52,850,051, from our net revenue of $48,378,898 for the comparable period in 2008, and our cost of revenue increased 8.72%, from $46,054,946 to $50,070,349 for the same period. The ratio of cost of revenue to net revenues decreased 46 basis points from 95.20% for the three months ended September 30, 2008 to 94.74% for the comparable period in 2009. Due to the increase in our web-based advertising service revenue, gross profit increased 19.61%, from $2,323,952 for the three months ended September 30, 2008 to $2,779,702 for the comparable period in 2009, income from operations increased 27.12% to $2,275,882 in 2009 from $1,790,387 in 2008, and net income increased 26.90% from $1,308,962 to $1,661,075 for the same period. Net income attributable to China Auto Logistics Inc. increased 33.48% from $1,204,433 to $1,607,646 for the same period.

Net Revenue

	For The Three Months Ended September 30,
	2009		2008		Change in %
Net Revenue	$52,850,051	100.00%	$48,378,898	100.00%	9.24%
-Sales of Automobiles	$51,394,023	97.24%	$47,580,101	98.35%	8.02%
-Financing Services	$342,640	0.65%	$272,961	0.56%	25.53%
-Web-based Advertising Services	$957,488	1.81%	$414,591	0.86%	130.95%
-Automobile Import Value Added Services	$155,900	0.30%	$111,245	0.23%	40.14%

Sale of Automobiles

Net revenues were generated primarily from imported automobile sales, which increased 8.02% from $47,580,101 for the three months ended September 30, 2008 to $51,394,023 for the three months ended September 30, 2009. Although the industry had negative projections for imported automobile sales in the PRC in the three months ended September 30, 2009, we still sold 697 automobiles, representing an increase of 2.20% from the 682 units sold in the comparable period in 2008. The average selling price of imported automobiles increased 5.70% from $69,766 as of September 30, 2008 to $73,736 as of September 30, 2009 due to the Company’s continuous efforts on marketing luxury automobiles in 2009.

In the three months ended September 30, 2008, our top three customers generated 25% of our total sales, and in the comparable period in 2009, our top three customers generated 39% of our total sales. The Company has historically maintained close working relationships with its top customers. We aim to maintain these customers while reducing the concentration of our revenues among these top customers.

Financing Services

In the three months ended September 30, 2009, revenues from financing services were $342,640, an increase of 25.53% from $272,961 for such period in 2008. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. The appreciation of the RMB is a factor in the increase of our revenues for the three months ended September 30, 2009 from the comparable period in 2008. Another factor that affects our revenue from financing services is our relationship with major commercial banks. We established good credit with most major commercial banks.  Any decreases of credit limit or expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide financing services and to affect our purchasing power, however, we have not experienced any difficulties in accessing credit lines and loan facilities with other banks in the past.  Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

We provide financing services to our customers with our lines of credit with major commercial banks in the PRC, including Agriculture Bank of China and China Merchants Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. As of October 31, 2009, our total amount of facility lines of credit was approximately $35,583,541(RMB 243,000,000). Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide financing services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenues from financing services would be materially and adversely affected by a decreased number of transactions.

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

Revenue generated by our websites increased 130.95%, from $414,591 for the three months ended September 30, 2008 to $957,488 for the comparable period in 2009. As of September 30, 2009, www.at188.com had over 160 subscribers. www.at160.com currently generates revenue mainly from subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile import value added services sold over the internet. Currently, all of our revenues from our websites are generated by subscription fees and advertisements.

We are experiencing rapid development in our websites. The Company is currently ahead of schedule with its website development, and the Company has fulfilled its coverage target. In the first quarter of 2009, the Company added websites in the provinces of Zhengzhou, Wuxi, Qingdao, Nanjing and Kunming. As of October 31, 2009, the Company expanded its domestic websites into 15 cities and its national website, www.at160.com, has also launched. The revenue growth rate from our websites has been lower than the number of customers we have procured because we have been providing discounts to our customers as a way of attracting business while the websites are still in an expansion phase. We also provide subscription-exemptions, discounted prices or even free advertisements to attract repeat customers.

Automobile Import Value Added Services

Our automobile import value added services revenue increased 40.14%, from $111,245 for the three months ended September 30, 2008 to $155,900 for the same period in 2009, primarily because the Beijing 2008 Olympic Games were held during the third quarter in 2008, which had a negative impact on the Automobile Import Value Added Services.

Cost of Revenue

	For The Three Months Ended September 30,
	2009		2008		Change in %
Net revenue	$52,850,051	100.00%	$48,378,898	100.00%	9.24%
Cost of revenue	$50,070,349	94.74%	$46,054,946	95.20%	8.72%

Our cost of revenue consisted primarily of the cost of automobiles imported from foreign automobile manufacturers. Our cost of revenue increased 8.72%, from $46,054,946 for the three months ended September 30, 2008 to $50,070,349 for the comparable period in 2009. The increase was due primarily to an increase in the purchase price of imported automobiles, which is consistent with our net revenue increase rate. The amount of direct cost of revenue related to the automobile import value services, financing services and web-based advertising services was de minimis.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	For The Three Months Ended September 30,
	2009		2008		Change in %
Operating Expenses
-Sales and Marketing	$200,917	39.88%	$232,664	43.61%	-13.65%
-General and Administrative	$302,903	60.12%	$300,901	56.39%	0.67%
Total	$503,820	100.00%	$533,565	100.00%	-5.57%

During the three months ended September 30, 2009, our total operating expenses decreased 5.57% to $503,820 from $533,565 for the comparable period in 2008. This decrease was primary due to the decrease in administrative expenses to $200,917 for the three months ended September 30, 2009, from $232,664 for the comparable period in 2008.

The following table sets forth a breakdown of the primary sales and marketing expenses of the Company:

	For The Three Months Ended September 30,
	2009	2008	Change in %
Primary Sales and Marketing Expenses
-Rental	$42,365	$40,261	5.23%
-Entertainment	$5,993	$13,226	-54.69%
-Service fees	$1,845	$34,986	-94.73%
-Payroll	$48,218	$40,291	19.67%
-Advertisement	$7,931	$15,980	-50.37%

The 5.23% increase in rental expenses is primarily due to the exchange rate difference.  Entertainment decreased 54.69% to $5,993 in the three months ended September 30, 2009 from $13,226 for the comparable period 2008, primarily as a result of the Company’s efforts in controlling costs. Service fees decreased 94.73% to $1,845 in the three months ended September 30, 2009 from $34,986 for the comparable period 2008, primarily due to $38,000 incurred for inspection fees in the three months ended September 30, 2008. Payroll expenses increased by 19.67% to $48,218 for the three months ended September 30, 2009, due to an increasing number of full-time sales representatives and marketing personnel and the rising costs of remuneration packages to attract and maintain qualified employees.

The following table sets forth the breakdown of the primary general and administrative expenses of the Company.

	For The Three Months Ended September 30,
	2009	2008	Change in %
Primary General & Administrative Expenses
-Traveling	$15,346	$5,184	196.03%
-Payroll	$60,216	$65,889	-8.61%
-Professional service fees	$102,662	$140,000	-26.67%

Our total general and administrative expenses increased 0.67% to $302,903 for the three months ended September 30, 2009 from $300,901 for the comparable period in 2008.   Our travel expenses increased 196.03% as a result of market research activities relating to our website operations for domestic manufactured automobiles. Payroll expenses decreased 8.61% to $60,216 for the three months ended September 30, 2009 compared to $65,889 for the same period in 2008. This was a result of the Company not providing additional bonus compensation during the three months ended September 30, 2009 as in the comparable period in 2008. Also, we incurred more professional fees in 2008 in connection with the merger between the Company and Fresh Ideas Media, Inc., resulting in a decrease of professional service fees of 26.67%, from $140,000 for the three months ended September 30, 2008 to $102,662 for the same period in 2009.

Income from Operations

For the three months ended September 30, 2009, income from operations increased 27.12% to $2,275,882 from $1,790,387 for the comparable period in 2008, which is primarily attributable to the higher gross margin.

Gross profits increased by 19.61%, from $2,323,952 for the three months ended September 30, 2008 to $2,779,702 for the same period in 2009.

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

Results of Operations for the Nine Months Ended September 30, 2009 Compared To the Nine Months Ended September 30, 2008

 The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Nine Months Ended September 30,
	2009		2008		Change in %
Net revenue	$143,092,778	100.00%	$129,475,982	100.00%	10.52%
Cost of revenue	$135,484,452	94.68%	$123,051,216	95.04%	10.10%
Gross profit	$7,608,326	5.32%	$6,424,766	4.96%	18.42%
Operating expenses	$1,483,063	1.04%	$1,466,474	1.13%	1.13%
Income from operations	$6,125,263	4.28%	$4,958,292	3.83%	23.54%
Other expenses	$(143,522)	(0.10)%	$(115,066)	(0.09)%	24.73%
Income before provision for income taxes	$5,981,741	4.18%	$4,843,226	3.74%	23.51%
Net Income	$4,409,497	3.08%	$3,694,239	2.85%	19.36%
Net income attributable to China Auto Logistics Inc.	$4,094,056	2.86%	$3,358,435	2.59%	21.90%

For the nine months ended September 30, 2009, our net revenue increased 10.52% to $143,092,778, from our net revenue of $129,475,982 in the comparable period in 2008, and our cost of revenue increased 10.10% from $123,051,216 to $135,484,452 for the same period. Gross profit increased 18.42% from $6,424,766 in the nine months ended September 30, 2008 to $7,608,326 in the nine months ended September 30, 2009.  Income from operations increased 23.54% to $6,125,263 in the nine months ended September 30, 2009 from $4,958,292 for the comparable period in 2008, which is primarily attributable to the growth in net revenue. Net income increased 19.36%, from $3,694,239 to $4,409,497. Net income attributable to China Auto Logistics Inc. increased 21.90% from $3,358,435 to $4,094,056 for the same period.

Net Revenue

	For The Nine Months Ended September 30,
	2009		2008		Change in %
Net Revenue	$143,092,778	100.00%	$129,475,982	100.00%	10.52%
-Sales of Automobiles	$139,344,346	97.38%	$126,772,632	97.91%	9.92%
-Financing Services	$960,407	0.67%	$790,153	0.61%	21.55%
-Web-based Advertising Services	$2,307,845	1.61%	$1,289,765	1.00%	78.94%
-Automobile Import Value Added Services	$480,180	0.34%	$623,432	0.48%	-22.98%

General

Our revenues are derived from sales of automobiles, financing services, web-based advertising services and automobile import value added services. For the nine months ended September 30, 2009 and 2008, net revenue was $143,092,778 and $129,475,982 respectively, representing a 10.52% growth rate.

Sale of Automobiles

Net revenue was generated primarily from sales of automobiles, which increased 9.92% from $126,772,632 for the nine months ended September 30, 2008 to $139,344,346 for the nine months ended September 30, 2009. Although the industry had negative projections for imported automobile sales in the PRC, the Company obtained a jump in sales volume to 1,778 automobiles sold for the nine months ended September 30, 2009, representing an increase of 4.28% from the 1,705 units sold in the comparable period in 2008. The average selling price of imported automobiles increased 5.40% from $74,353 as of September 30, 2008 to $78,371 as of September 30, 2009 due to the increasing unit price primarily due to the market’s favor of big engine cars, particularly SUVs. The Company will focus more on the sales of luxury high-end automobiles than increasing unit sales.

In the nine months ended September 30, 2009, our top three customers generated approximately 33% of our total revenue and 20% of our total revenue in the comparable period in 2008.  The Company has historically maintained close working relationships with its top customers. We aim to maintain these relationships while reducing the concentration of our revenues among these top customers.

As a result of transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, the rate of growth in automobiles sales is expected to decline. However, we do not foresee our leading position as the imported automobile trader in Tianjin changing in the near future. In the future, we plan to consistently enhance our profitability.

Financing Services

In the nine months ended September 30, 2009, revenues from financing services were $960,407, an increase of 21.55% from $790,153 for such period in 2008. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. The appreciation of the RMB is a factor in the increase of our revenues for the nine months ended September 30, 2009 from the comparable period in 2008. Another factor that affects our revenue from financing services is our relationship with major commercial banks.  See more discussion in the above paragraphs for analysis of Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

Web-based Advertising Services

Revenue generated from advertisements on our websites has experienced continuous growth in recent years.

Revenue generated by our websites increased 78.94% from $1,289,765 for the nine months ended September 30, 2008 to $2,307,845 for the comparable period in 2009 due to the increased coverage of our websites in more regions starting in the first half of 2009.

Automobile Import Value Added Services

Our automobile import value added services revenue decreased 22.98%, from $623,432 for the nine months ended September 30, 2008 to $480,180 for the same period in 2009, primarily due to decline in demand for automobile import services since last year, which had a negative impact on our automobile import value added services.

Cost of Revenue

	For The Nine Months Ended September 30,
	2009		2008		Change in %
Net revenue	$143,092,778	100.00%	$129,475,982	100.00%	10.52%
Cost of revenue	$135,484,452	94.68%	$123,051,216	95.04%	10.10%

Our cost of revenue consisted primarily of the cost of automobiles imported from foreign automobile manufacturers. Our cost of revenue increased 10.10%, from $123,051,216 for the nine months ended September 30, 2008 to $135,484,452 for the comparable period in 2009. The increase was due primarily to the increase in the purchase price of imported automobiles, which is consistent with our net revenue growth rate. The amount of direct cost of revenue related to the automobile import value services, financing services and web-based advertising services was de minimis.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	For The Nine Months Ended September 30,
	2009		2008		Change in %
Operating expenses
-Sales and Marketing	$565,870	38.16%	$677,963	46.23%	-16.53%
-General and Administrative	$917,193	61.84%	$788,511	53.77%	16.32%
Total	$1,483,063	100.00%	$1,466,474	100.00%	1.13%

During the nine months ended September 30, 2009, our total operating expenses increased 1.13% to $1,483,063 from our operating expenses for the comparable period in 2008, which was $1,466,474. This increase was a combination of a 16.32% increase in general and administrative expenses to $917,193 for the nine months ended September 30, 2009, from $788,511 for the comparable period in 2008, and a 16.53% decrease in sales and marketing expenses from $677,963 for the nine months ended September 30, 2008 to $565,870 for the comparable period in 2009.

The following table sets forth a breakdown of the primary sales and marketing expenses of the Company:

	For The Nine Months Ended September 30,
	2009	2008	Change in %
Primary Sales and Marketing Expenses
-Rental	$127,822	$118,615	7.76%
-Entertainment	$32,080	$31,157	2.96%
-Traveling	$12,941	$35,832	-63.88%
-Payroll	$123,310	$107,586	14.62%
-Advertisement	$18,113	$33,959	-46.66%
-Insurance and road maintenance	$74,938	$82,816	-9.51%

The 7.76% increase in rental expenses is primarily due to the exchange rate difference.  Traveling expenses decreased 63.88% to $12,941 in the nine months ended September 30, 2009 from $35,832 for the comparable period 2008, primarily as a result of the Company’s efforts in controlling costs. Auto insurance and road maintenance and fees fell to $74,938, primarily due to the business reduction of automobile import value added services. Payroll expenses increased by 14.62% to $123,310 for the nine months ended September 30, 2009, due to an increasing number of full-time selling and marketing personnel and the rising costs of remuneration packages used to attract and retain qualified employees.

The following table sets forth the breakdown of the primary general and administrative expenses of the Company.

	For The Nine Months Ended September 30,
	2009	2008	Change in %
Primary General and Administrative expenses
-Depreciation and amortization	$159,110	$145,963	9.01%
-Payroll	$194,787	$175,411	11.05%
-Professional service fees	$292,864	$314,916	-7.00%

Our total general and administrative expenses increased 16.32% to $917,193 for the nine months ended September 30, 2009 from $788,511 for the comparable period in 2008.   Payroll expenses increased 11.05% to $194,787 for the nine months ended September 30, 2009 compared to $175,411 for the same period in 2008. This was a result of an increase in the Company’s number of full-time employees. During this period, the Company also provided a more competitive remuneration package to attract and retain qualified personnel.

Professional service fees decreased 7.00% from $314,916 for the nine months ended September 30, 2008 to $292,864 for the same period in 2009.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company purchased office equipment and updated computer and server hardware and software during the nine months ended September 30, 2009. These purchases led to an increase in depreciation and amortization from $145,963 for the nine months ended September 30, 2008 to $159,110 for the same period in 2009, an increase of 9.01%. As of September 30, 2009, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

For the nine months ended September 30, 2009, income from operations increased 23.54% to $6,125,263 from $4,958,292 for the comparable period in 2008, which is primarily attributable to the growth in revenue and gross profit.

Gross profits increased by 18.42%, from $6,424,766 for the nine months ended September 30, 2008 to $7,608,326 for the same period in 2009, due to an increase in net revenues of 10.52% from $129,475,982 to $143,092,778.

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

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for the nine months ended September 30, 2009 and September 30, 2008.

	2009	2008
Net cash provided by (used for) operating activities	$6,059,072	$(5,876,616)
Net cash (used for) provided by investing activities	$(4,821,043)	$5,522,195
Net cash used for financing activities	$(662,194)	$(4,596,464)
Effect of exchange rate changes on cash	$944	$266,667
Cash and cash equivalents at beginning of period	$1,598,781	$5,703,108
Cash and cash equivalents at end of period	$2,175,560	$1,018,890

Operating Activities

During the nine months ended September 30, 2009, net cash provided by operating activities was $6,059,072, as compared to net cash used for operating activities of $5,876,616 for the nine months ended September 30, 2008.  The increase was a result of several factors, including a decrease of receivables related to financing services for $1,063,167, an increase of customer deposits of $540,484 and a decrease of value added tax receivables of 608,522. During the nine months ended September 30, 2008, net cash used for operating activities in the amount of $5,876,616 was primarily caused by a decrease of advances to suppliers of $9,261,083, which was partially offset by an increase of net inventories of $8,502,984 and a decrease of customer deposits of $9,318,114.

Investing Activities

During the nine months ended September 30, 2009, net cash used for investing activities was $4,821,043, as compared to $5,522,195 of net cash provided by investing activities for the comparable period in 2008. The decrease was mainly due to an increase in the amount of the Company’s restricted cash of $4,318,845 for the nine months ended September 30, 2009 compared to a decrease of $5,685,446 for the same period in 2008. The Company also paid $444,120 to acquire noncontrolling interests of its subsidiaries during the nine months ended September 30, 2009.

Financing Activities

During the nine months ended September 30, 2009, net cash used for financing activities was $662,194, as compared to $4,596,464 for the comparable period in 2008. The decrease of net cash used was mainly due to the repayments of bank draft notes of $4,273,870 during the nine months ended September 30, 2008.

Our total cash and cash equivalents increased to $2,175,560 as of September 30, 2009, as compared to $1,598,781 as of December 31, 2008.

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

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during the quarter ended September 30, 2009.

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

CHINA AUTO LOGISTICS INC.

DATED: November 16, 2009	By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

Index to Exhibits

Exhibit Number	Exhibit Description
2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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