Form 10-K
period 2009-12-31
China Auto Logistics Inc
filed 2010-03-29
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

As of March 22, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,944,000 based on the closing price as reported on the NASDAQ.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2010
Common Stock, $.001 par value per share	18,100,000 shares

PART I

Item 1.	Business.

Introduction

On November 10, 2008 (the “Closing”), China Auto Logistics Inc. (formerly known as Fresh Ideas Media, Inc.) (“USCo”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Auspicious International Limited, a Hong Kong company (“HKCo”) and Bright Praise Enterprises Limited, a British Virgin Islands company and the sole shareholder of HKCo (the “Stockholder”), pursuant to which USCo acquired all of the issued and outstanding capital stock of HKCo, an inactive holding company, from the Stockholder in exchange for 11,700,000 newly-issued shares of USCo’s common stock, representing approximately 64.64% of USCo’s issued and outstanding common stock (the “Exchange”). The closing of the Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of USCo’s common stock held by Phillip E. Ray and Ruth Daily, USCo’s principal stockholders immediately prior to the Closing, which was a condition of the Closing. As a result of the Exchange, HKCo became USCo’s wholly owned subsidiary. USCo’s primary business operations are those of HKCo. Shortly after the closing, USCo changed its name to China Auto Logistics Inc. (the “Company”).

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, Ganghui and Zhengji, except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this report or in the “Selected Consolidated Financial and Other Data” Section or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section, are to the consolidated business of Shisheng, Hengjia, Ganghui and Zhengji.

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers. In addition to sales of imported automobiles, which consisted of approximately 98% of our revenues generated in the last full fiscal year, Shisheng, through its majority owned subsidiary Hengjia, provides customized services such as financing services (“Financing Services”) and customs clearance, storage and nationwide delivery services (“Automobile Import Value Added Services”) to imported automobile distributors and agents as well as individual customers in China. Shisheng, through its majority owned subsidiary Ganghui, also operates two websites which provides subscribers with up-to-date sales and trading information for imported and domestically manufactured automobiles. Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

From Shisheng’s founding in 1995, we have continued to build our customer base for imported automobiles to more than 3,000 stable customers throughout China. We are currently the only one-stop service provider in Tianjin for Financing Services and Automobile Import Value Added Services. We also offer two websites: (a) www.at160.com (formerly www.1365car.com) provides quotes and other information on domestically manufactured automobiles in Tianjin and averages more than one million visitors per day, with a single day record of six million; and (b) www.at188.com provides information on imported automobiles for the industry and individuals and boasts a fee-based membership of more than 90% of the automobile dealers and agents in Tianjin.

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

History and Organizational Structure

In September 1995, Shisheng was founded by Mr. Tong Shiping and his family as a private company under the name “Tianjin Tariff-Free Zone Shisheng Property Management Corp.” Its core business was selling the domestically manufactured automobile model CHARADE, which had 10% of the automobile market share in China between 1995 and 2000. With increased popularity of imported cars and the maturation of the Internet, the company switched its core business to the sale of imported automobiles and was subsequently renamed “Tianjin Shisheng Investment Group Co. Ltd.”

In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles. Ganghui is 80% owned by Shisheng and 20% is owned by Bian Guiying.

In September 2003, Shisheng formed Hengjia to provide Financing Services and Automobile Import Value Added Services to wholesalers and distributors in the imported vehicle sales and trading industry.  Hengjia is 80% owned by Shisheng, with the remainder of Hengjia’s equity interest owned by Yang Jitian, Cheng Beiting, and Qian Lige.

In February 2005, Shisheng and three other founders formed Zhengji to enhance our presence in the imported automobile sales and trading industry.  In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji; consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%, and Zhengji’s financial results were consolidated into those of Shisheng effective January 1, 2007.  The remainder of Zhengji’s equity interests are owned by Yang Bin (a Senior Vice President and director nominee of the Company), Qian Shuqing and Zhou Shanglan.

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

On July 23, 2009, Shisheng entered into Share Transfer Agreements to acquire additional ownership interests from other noncontrolling interest shareholders to increase its ownership interests in Ganghui, Hengjia and Zhengji to 98% each for an aggregate purchase price of $444,120.

Bright Praise Enterprises Limited is 100% owned by Mr. Choi Chun Leung Robert.  Mr. Choi is not involved in the management of Shisheng.

Industry Overview

The global economic downturn that began in the second half of 2008 had a significant negative impact on the automotive industry. After reaching a trough in early 2009, the automotive industry began to show signs of a slow recovery during the remainder of the year. While global economy is still moving difficultly towards recovery, China has become a major auto consumption market in the world.

According to the China Association of Automobile Manufacturers (CAAM), China's auto sales reached 13.64 million units in 2009, rising 46% over the previous year. According to Autodata, US auto sales fell 21.12% in 2009 to 10.43 million units in 2009 as compared to 2008. China surpassed the US to become the world’s largest auto market for the first time.

China auto industry growth has been driven by rising domestic demand stemming from rising incomes and expanding middle and upper-middle classes. For middle and upper-middle classes, automobiles serve not only as modes of transportation but also as status symbols.   As a result, imported automobiles, particularly luxury automobiles like Mercedes Benz, BMW, Lexus and Land Rover, are in high demand.  In addition, China continues to focus on the expansion of its road system, highlighted by the programme in China’s 11th Five-Year Plan for an extension of the country’s National Trunk Highway System from around 41,000 km in 2005 to 65,000 km in 2010. The highway network is targeted to reach 3 million km by 2020, up from 2 million km in 2008. The expansion of China roads and highway network, coupled with the expanding middle and upper-middle classes, are expected to benefit robust auto sales in the years to come.

     In November 2001, China became a member of the World Trade Organization (the “WTO”).  Due to the Chinese government’s trade restrictions, imported automobiles did not flood into the Chinese market, thereby creating an opportunity for the development and growth of the domestic automobile manufacturing industry.  The result has been a steady increase in the sales of Chinese manufactured automobiles, not only to the domestic market, but also into the international market.  The Chinese government utilized new taxation rules on imported automobiles beginning in 2005, which included adjustments on automobile retail and import taxation.  According to the CAAM, a total of 420,800 imported automobiles were sold in China in 2009, representing a 2.62% increase from the 410,000 imported automobiles sold in China in 2008. The value of imported automobiles was approximately $15.34 billion, representing a 1.46% year-on-year increase.

The Chinese automobile market is highly competitive for both imported and domestically manufactured automobiles.  Currently, China has five enterprises with annual sales exceeding 1,000,000 units, namely Shanghai Automotive Industry Corp (SAIC), the First Automotive Works Group (FAW), Dongfreng Motor, Chang'an and Beijing Auto Industry. The five made a combined sale of over 9,660,000 units, accounting for 71% of the total sales of vehicles, and up 9 percentage points over the previous year, indicating further increase of concentration.

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

☐
We are strategically located in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles.  Tianjin represents more than 55% of the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

☐
We have a unique business model that combines sales of imported cars, Financing Services, Automobile Import Value Added Services, and an Internet-based information platform, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles in the PRC.

☐
We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.  We also intend to utilize our websites to aggressively pursue and acquire new customers through advertising and promotions to convert them into repeat paying customers.

☐
We maintain close relationships with many major commercial banks in the PRC, including China Agriculture Bank, China Construction Bank, Pudong Development Bank and China Merchants Bank, which gives us a competitive advantage over our competitors in providing Financing Services.  As of March 5, 2010, the Company had an aggregate credit line of $38,809,642 with its banks.

☐
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

☐	Our key personnel each have more than ten years of Chinese automobile industry experience.

Our Growth Strategy

            We intend to pursue the following key elements to our growth strategy:

☐	Geographic Expansion. We intend to utilize our existing websites to help expand our offerings and geographical reach into more cities in China.

☐
Create New Services. We will capitalize on our existing websites to target the market by aggressively introducing new services such as assisting clients in obtaining licenses and completing insurance processing.  Online financing is also a service we are adding to our websites, whereby customers can obtain low interest financing. We also plan to expand into the market of selling second-hand cars and auto mall management service.

☐
Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling.  We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

☐
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

☐	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

Sale of Imported Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng and Zhengji.  We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC.   We sell approximately 25% of our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, 70% to free traders or wholesalers located in inland China or non-port cities and 5% to government agencies and individual customers.  We have the core competencies within our network to sell all makes and models of imported vehicles.  Our sales network penetrates to approximately 3,000 agents and dealers in more than 100 cities.  The largest automobile dealers in China, including Shanghai Mingjia, Guangzhou Yizhan, Zhuhai Huafa and Wuxi Baolong all have close working relationships with Shisheng.  Shisheng is also an authorized agent for Mercedes Benz ambulances and fire trucks.  We also work closely with major automobile dealers in the overseas market.

Tianjin port, as the largest port in China for the importation of automobiles, has over 400 agents and general dealers that sell automobiles to consumers.  We lease a showroom with 2,190 square meters and sell between 2,500 and 3,000 automobiles annually. In 2009, the Company sold 2,744 imported automobiles at an average unit price of $76,474, an increase of 3.64% from 2008’s average price.

            Our revenues from the sale of imported automobiles and related activities were $82.9 million for fiscal year 2005 (98.76% of all revenues), $95.4 million for fiscal year 2006 (98.56% of all revenues), $149.2 million for fiscal year 2007 (97.85% of all revenues), $186.3 million for fiscal year 2008, (98.21% of all revenues), and $209.8 million for fiscal year 2009 (97.52% of all revenues), representing a 12.61% increase from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services.  Our competitive advantage comes from relationships with major Chinese commercial banks, including China Agriculture Bank, Pudong Development Bank and China Merchants Bank.  As of March 5, 2010, the Company had a credit line of $38,809,642.   We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

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

Our revenues from Financing Services were $31,360 for fiscal year 2005 (0.04% of all revenues), $257,983 for fiscal year 2006 (0.27% of all revenues), $736,590 for fiscal year 2007 (0.48% of all revenues), $899,538 for fiscal year 2008 (0.47% of all revenues), and $1,217,727 for fiscal year 2009 (0.57% of all revenues), representing an increase of 35.37% from the prior fiscal year.

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

            Our revenues from Automobile Import Value Added Services were $645,188 for fiscal year 2005 (0.77% of all revenues), $376,346 for fiscal year 2006 (0.39% of all revenues), $1,077,140 for fiscal year 2007 (0.71% of all revenues), $731,600 for fiscal year 2008 (0.39% of all revenues), and $667,565 for fiscal year 2009 (0.31% of all revenues), representing a decrease of 8.75% from the prior fiscal year. The decrease was due to the worldwide economic downturn, which adversely impacted the Company in early 2009. The Company is aiming to transform into a modernized logistic provider, and the Company plans on putting effort into the development and expansion of its Automobile Import Value Added Services sector.

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

After years of development and operation, www.at188.com has linked automobile wholesalers and retailers in China and has achieved more than 120 enterprise subscribers and an average in excess of 800,000 daily visitors.  The website provides more than 1,100 quotations every day, and over 60 wholesalers place quotations on our website.  The website also cooperates with major media outlets such as newspapers and television and radio stations in more than 50 major cities in China.  Also, the website has strategic alliances with 120 Internet media and traditional media outlets and partnerships with more than 400 portals, Internet media, governmental websites and automobile dealer websites.

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

www.at160.com (formerly www.1365car.tj.cn) – Domestic Automobiles

 To provide real-time price comparison and sales and trading information directly to this huge domestic automobile market, we launched the website www.at160.com, formerly www.1365car.tj.cn, in 2005.  This website is a platform that connects manufacturers, regional distributors and end users of domestically manufactured cars, providing them with a compelling source of information about domestic vehicles and serving as a timelier alternative to traditional magazines and television. www.at160.com currently provides real-time price comparison and sales and trading information in the local and regional Tianjin market with respect to domestically manufactured automobiles.

www.at160.com targets customers interested in purchasing vehicles, and it generates revenues from subscriptions and advertisements.  Most domestic automobile purchases are made from “4S” shops which offer sales, service, spare parts and survey.  According to www.chinarank.com, www.at160.com moved up 100 places to become one of the 100 top most popular websites in China since September 2009, and climbed to the third place among all auto specific websites in China. In addition to providing customers with online information directly through the website, the Company intends to offer value-added services including automobile insurance, automobile financing, after-sale service and used car quotations.

Our revenues from our websites were $366,033 for fiscal year 2005 (0.44% of all revenues), $757,872 for fiscal year 2006 (0.78% of all revenues), $1,459,948 for fiscal year 2007 (0.96% of all revenues), $1,751,660 for fiscal year 2008 (0.92% of all revenues), and $3,459,098 for fiscal year 2009 (1.61% of all revenues), representing an increase of 97.48% from the prior fiscal year.

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

The Company is looking to expand its domestic automobile website to a total of 50 cities in China from the 15 cities it currently serves. The national website focuses on promotions and advertisements for manufacturers, and the city-level websites will focus on area-wide pricing information and promotions. We plan to continue expanding and including new cities to the national website, with the goal of making our national website the leading quoting and trading platform for domestic manufactured car dealers.

In the coming years, we continued to shift the business focus of the Company from a traditional automobile trader to a web-based automobile-related logistics service provider. We will continue to place additional effort into the development of websites and value added services, such as online insurance and online financing. Although the revenue generated thus far through these services has been minimal, their contribution to the Company’s net income became an increasing portion in the past few years. We are confident that the Company’s website development will further benefit the Company in the coming years.

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

We have entered a management service agreement to manage the Tianjin FTZ International Automobile Exhibition an Sales Center for a 1-year term effective March 1, 2010. We will continue to integrate our expertise in the auto industry into any business opportunities.

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign international manufacturers.  We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers.

Some of our top clients are both our customers and suppliers. We maintain close working relationships with our top customers and suppliers although we also continue to diversify our revenues and purchases.   We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operation.

Intellectual Property

Our two websites, www.at188.com and www.at160.com, both of which are key drivers of our growth strategies, have registered domain names expiring in November 2010 and April 2010, respectively.  These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business.   We are currently contemplating expansion into additional cities through websites that will expand our geographical coverage and improve our brand recognition nationwide.  The Company has gradually replaced the domain name www.1365car.com with www.at160.com after it achieved target penetration with 15 city-level websites.

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

Employees

We currently employ 99 full-time employees.  None of our employees are unionized.

Geographical Area of the Company’s Business

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC.  For risks relating to our operations in the PRC, see discussions in the section entitled “Risk Factors” below.

Risk Factors

Item 1A

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

In 2009, we derived approximately 49% of our income from operations from the sale of imported automobiles, approximately 11% of our income from operations from Financing Services, approximately 6% of our income from operations from Automobile Import Value Added Services, and approximately 34% of our income from operations from our websites.  We view our Financing Services and our Automobile Import Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services.  A disruption in, or compromise of, our sales operations or our ability to provide Automobile Import Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations.

We derive a significant amount of our revenue from a limited number of customers and purchase a significant portion of our inventories from a limited number of suppliers.  Certain of our major customers are also major suppliers, and therefore the loss of such customers or suppliers could adversely impact our financial condition and results of operations.

We derived a significant portion of our revenues on an aggregate basis from our top five customers, and a significant portion of our purchases come from our top five suppliers.  Some of our larger customers are also our largest suppliers. We maintain close working relationships with our top customers and suppliers and continue to reduce the business concentration of our revenues and purchases among our top customers and suppliers.   While we do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operation, the loss of more than one such major customer or supplier, or our failure to replace such customer or supplier with other customers and suppliers, could have a material adverse effect on our financial condition and our results of operations.

The imported automobile sales and services market in Tianjin is competitive; Failure to maintain our current relationships with various Chinese banks or to renew existing credit lines or enter into new credit lines may hamper our growth and negatively affect our results.

Currently, five companies compete with us in the imported automobile sales market in Tianjin.  In 2009, the Chinese automobile market recorded a 2.62% volume increase in the number of imported cars sold and most of these imported automobiles sold are directly purchased by authorized agents and the Chinese government. As the only one-stop service provider in Tianjin, our market share in the combined Financing Services and Automobile Import Value Added Services maintained its leading position with approximately a 90% market share in Tianjin. However, in the future we anticipate increasing pressure on our business from competitors, and failure to maintain our relationships with various Chinese banks in Tianjin may adversely affect our ability to provide Financing Services to our customers and to be a “one-stop” service provider for Automobile Import Value Added Services and Financing Services.  In addition, if our competitors are able to establish similar relationships with these banks or other financial institutions in Tianjin or our future markets, we will no longer enjoy our current competitive advantage.

As of March 5, 2010, the Company had a credit line of $38,809,642. We are currently negotiating a number of new credit lines with various banks, though there can be no guarantee that we will be successful in doing so.  If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

In order to maintain the current competitive advantage we enjoy through our websites www.at188.com and www.at160.com, we will need to invest further in research and development of our websites to meet the needs of our customers.  The failure to consistently deliver accurate real-time industrial information could cause us to lose potential or existing subscribers.  In addition, if we are unable to open sub-websites in other major cities in the near future, we may fail to implement our strategy of becoming the first nationwide automobile marketing network.  As technical barriers to entry for Internet competitors are not substantial, successful entry into the market by competitors could result in a decrease in our revenue.

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

If we cannot obtain additional funding, we may be required to:

☐	reduce our investments in research and development;
☐	limit our marketing efforts; and
☐	decrease or eliminate capital expenditures.

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

      Presently we sell our products only in China.  China will remain our primary market for the foreseeable future. To date, no trademark filings have been made.  Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes (including websites similar to www.at188.com and www.at160.com) that are substantially equivalent or superior to our own or copy our products.

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

All of our business, assets and operations are located in China, and all of our revenues are derived from our operations in China.  Accordingly, our business, financial condition and results of operations are affected to a significant degree by economic, political and legal developments in China.  Changes in political, economic and social conditions in China, adjustments in PRC government policies or changes in laws and regulations could adversely affect our business, financial condition and results of operations.  The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

☐	structure;
☐	level of government involvement;
☐	level of development;
☐	level of capital reinvestment;
☐	growth rate;
☐	control of foreign exchange; and
☐	methods of allocating resources.

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

The PRC legal system is a civil law system.  Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedent.  In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment.  Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.  In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi (“RMB”) into foreign currencies.  Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate (the “PBOC exchange rate”), based on the previous day’s dealings in the inter-bank foreign exchange market.  Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

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

Growth of the Internet in China could be materially and adversely affected by governmental regulation of the industry.  Due to the increasing popularity and use of the Internet and other online services, it is possible that regulations may be adopted with respect to the Internet or other services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services.  Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online.  The adoption of additional laws or regulations may slow the growth of the Internet or other services, which could in turn lead to reduced Internet traffic and increase our cost of doing business.  While we are not aware of any existing or proposed regulations that have a significant direct adverse effect on our business, a restrictive regulatory policy regarding the Chinese Internet industry would have a material adverse effect on us by slowing the industry’s growth in China.

We may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

We conduct our operations in China and all of our assets are located in China. In addition, most of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under US federal securities laws or applicable state securities laws.  Moreover, our Chinese counsel has advised us that China does not have treaties with the US and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts.  As a result, recognition and enforcement in China of judgments of a court of the US or any other jurisdiction in relation to any matter may be difficult or impossible.

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

As of December 31, 2009, we have approximately $6.6 million in cash and other bank deposits, such as time deposits and bank notes, with fourteen different banks in China, which constitute substantially all of our total cash and cash equivalents as of December 31, 2009. The terms of these deposits are, in general, up to twelve months.  Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006.  Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.  In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our Company that has satisfied a one year holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

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

We may incur significant costs to ensure compliance with US corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “Board”) or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our main offices are located at No. 87 No. 8 Coastal Way, Floor 2 Construction Bank, FTZ, Tianjin Province, PRC.  This office space consists of approximately 1,521 square meters.  The lease relating to our main offices has a 9-year term which expires on March 31, 2012.  The annual rent for the office is approximately $15,000 (RMB 100,000).

In addition, we have a showroom located at the Tianjin Port International Car Exhibition Center, No. 8 Huanhe Xi Road, FTZ, Tianjin Province, PRC, and consists of approximately 2,190 square meters.  The lease for the showroom has a 5-year term and expires on December 31, 2011.  The annual rent for the showroom is approximately $146,000 (RMB 1,000,000).

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.	Legal Proceedings

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have material impact on its operations or finances.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock have been listed for trading on the OTCBB under the ticker symbol “CALG.OB” since January 29, 2009. On June 30, 2009, the Company’s common stock was listed on NASDAQ Capital Market. As of January 8, 2010, the Company’s common stock has been listed on NASDAQ Global Market. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2009:

Fiscal Year Ended	Common Stock
	High		Low
December 31, 2009
First Quarter		$3.88		$3.66
Second Quarter		$3.82		$3.56
Third Quarter		$4.16		$3.86
Fourth Quarter		$4.98		$4.62

December 31, 2008
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter		$3.33		$3.09

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders.

As of March 22, 2010, we had approximately 17 stockholders of our common stock of record, and our common stock had a closing bid price of $4.21 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2009, there were no warrants or options outstanding to acquire any shares of our common stock.

Dividends and Related Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers significant.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of December 31, 2009, we have no compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Transfer Agent and Registrar.

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.  Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities.

None.

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

Current Business of the Company

The Company, through its website, www.at188.com, engages in automobile sales, custom clearance services, storage services and national transportation. We are also the only one-stop service provider in Tianjin, also providing dealer financing to our customers. Additionally, the Company’s website www.at160.com, currently running in 11 cities, targets domestic manufactured automobile dealers and traders in an effective and efficient quoting platform, with a user-friendly interface for the customers to identity the best quotes and packages. We aim to launch a consolidated national website soon.

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

Receivables Related to Financing Services

The Company records a receivable related to Financing Services when cash is loaned to the customers to finance their purchases of automobiles. Upon repayments by the customers, the Company records the amounts as reductions of receivables related to Financing Services. Receivables related to Financing Services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan service and such fee is prepaid by the customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of December 31, 2009 and 2008.

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

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company did not incur any interest or penalties related to potential underpaid income tax expenses.

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations, which is now part of the Accounting Standards Codification (“ASC”) 805 “Business Combination”. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company believes the adoption of this guidance did not have a material impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding the accounting and reporting framework for noncontrolling interests by a parent company, which is now part of ASC 810 “Consolidation”, and also the disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The guidance requires noncontrolling interests to be separately presented as a component of equity in the Company’s consolidated balance sheets and below income tax expense in its consolidated statements of income. In addition, the guidance requires that minority interests be renamed noncontrolling interests and that a company presents a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  The Company retrospectively applied the presentation to the prior year balances in its consolidated financial statements upon the adoption of this pronouncement effective January 1, 2009.  As a result, the Company reclassified the minority interests in consolidated subsidiaries of $1,315,978 and accumulated other comprehensive income of $191,691 to non-controlling interests under the equity section in its consolidated balance sheet as of December 31, 2008.

Effective April 1, 2009, the Company adopted authoritative guidance issued by the FASB, which is now codified in ASC 815 “Derivatives and Hedging” regarding the disclosures for derivative and hedging activities. The Company believes the adoption of this guidance did not have a material impact on its consolidated financial statements.

Effective April 1, 2009, the Company adopted authoritative guidance codified as ASC 855 “Subsequent Events”, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

Effective July 1, 2009, the Company adopted the amended authoritative guidance issued by the FASB regarding interim disclosures about fair value of financial instruments, which is now codified in ASC 805. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

Effective July 1, 2009, the Company adopted the new guidance as issued by the FASB, which is now part of ASC 105 “Generally Accepted Accounting Principles”. ASC 105 has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company believes the adoption of ASC 105 did not have any significant impact on its financial condition or results of operations.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167 “Amendments to FASB Interpretation No. 46(R)” codified in ASC 810 which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

Results of Operations for the Fiscal Year Ended December 31, 2009 Compared To the Fiscal Year Ended December 31, 2008

 The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2009		2008		%
Net revenue	$215,188,081	100.00%	$189,725,878	100.00%	13.42%
Cost of revenue	204,953,584	95.24%	181,372,628	95.60%	13.00%
Gross profit	10,234,497	4.76%	8,353,250	4.40%	22.52%
Operating expenses	1,983,219	0.92%	2,199,388	1.16%	(9.83)%
Income from operations	8,251,278	3.84%	6,153,862	3.24%	34.08%
Other expenses	187,530	0.09%	209,489	0.11%	(10.48)%
Income before income taxes and noncontrolling interests	8,063,748	3.75%	5,944,373	3.13%	35.65%
Net income	$5,548,686	2.58%	$3,987,363	2.10%	39.16%

Net revenue was $215,188,081 in 2009, a 13.42% increase from the $189,725,878 in 2008. Our cost of revenue increased 13.00% from $181,372,628 in 2008 to $204,953,584 in 2009. The increase in net revenue was primarily attributable to the increase in sales of automobile as a result of the continuing demand for automobiles in China.

Gross profit increased 22.52% from $8,353,250 in 2008 to $10,234,497 in 2009; and income from operations increased 34.08% to $8,251,278 in 2009 from $6,153,862 in 2008, which is primarily attributable to the growth in net revenue. Net income increased 39.16% from $3,987,363 in 2008 to $5,548,686 in 2009.

 In 2009, the Company’s gross margins improved to 4.76%, compared to a gross margin of 4.40% in 2008. While being approximately 2% of net revenues, the Company’s website and auto-related services business contributed 38.92% of the gross margin. The increase in profit margin is primarily attributable to the 71.10% increase in gross profit on web-based advertising services and auto-related services business, from $2,327,820 in 2008 to $3,982,868 in 2009. In future years, the Company expects that the margins on its website and services business will become an increased proportion of gross margin.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2009		2008		%
Net revenue	$215,188,081	100.00%	$189,725,878	100.00%	13.42%
-Sales of Automobiles	209,843,691	97.52%	186,343,080	98.22%	12.61%
-Financing Services	1,217,727	0.57%	899,538	0.47%	35.37%
- Web-based Advertising Services	3,459,098	1.61%	1,751,660	0.92%	97.48%
-Automobile Import Value Added Services	667,565	0.30%	731,600	0.39%	(8.75)%

General

Net revenues were generated from imported automobile sales, financing services, web-based advertising services and automobile import value added services. In 2009 and 2008, net revenue was $215,188,081 and $189,725,878 respectively, representing a 13.42% growth rate from 2008 to 2009.

Sales of Automobiles

Net revenue was generated primarily from sales of automobiles, which increased 12.61%, from $186,343,080 in 2008 to $209,843,691 in 2009. Although the industry was negatively impacted by the global economic crisis in early 2009, the Company sold 2,744 automobiles in 2009 and 2,523 automobiles in 2008, representing an increase of 8.76% in the volume. However, the average unit selling price per automobile increased only 3.64%, from $73,786 in 2008 to $76,474 in 2009. The Company will continue its focus on marketing of luxury high-end automobiles.

Our top five customers generated approximately 35.21% and 25.90% of our total net revenue in 2009 and 2008, respectively.  The Company will continue to maintain close working relationships with its top customers while reducing the concentration of revenues among these top customers.

While transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, the Company’s rate of growth in automobiles sales is expected to lower. In future years, we do not foresee our leading position as the imported automobile trader in Tianjin to change and plan to consistently enhance our profitability.

Financing Services

Our revenue from Financing Services increased 35.37%, from $899,538 in 2008 to $1,217,727 in 2009. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. Our Company established reputable credit with most major commercial banks and although the enormous decrease or the simultaneous expiration of credit lines or other bank facilities may reduce our capacity to provide financing services and to affect our purchase power, we had not experienced formidable difficulties in the access of credit lines and any other bank facility. The Company has expanded its line of credit by approximately 28% from $28 million as of December 31, 2008 to $36 million as of December 31, 2009 to support its Financing Services. We do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

            We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China, China Merchants Bank and Pudong Development Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 5, 2010, the Company had a credit line of $38,809,642 (RMB 265,000,000). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Following the Company’s focus on promotion and advertising of its web-based services in 2008, revenue generated by our websites increased 97.48%, from $1,751,660 in 2008 to $3,459,098 in 2009. Currently, our websites had over 160 paid subscribers and over 1,000 advertisers, and cover 15 cities in China.  In 2009 and 2008, all of our revenue from our websites is generated by subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile import value added services sold over the Internet.

We are experiencing rapid development in our websites and expected to a continuous growth in revenue from our website through growing from 15 cities currently to 60 cities throughout China reaching 70% of the auto buying pubic in future years. The revenue growth rate from our websites has been lower because we have been providing discounts to our customers as a way of attracting business while the websites are still in an expansion phase. We also provide subscription-exemptions, discounted prices or even free advertisements to attract repeat customers.

Automobile Import Value Added Services

Our Automobile Import Value Added Services revenue decreased 8.75%, from $731,600 in 2008 to 667,565, primarily due to the world wide economic decline in November 2008, which adversely impacted the Company in the first half of 2009.

Cost of Revenue

	Year ended December 31,				Change in
	2009		2008		%
Net revenue	$215,188,081	100.00%	$189,725,878	100.00%	13.42%
Cost of revenue	$204,953,584	95.24%	$181,372,628	95.60%	13.00%
Gross profit	$10,234,497	4.76%	$8,353,250	4.40%	22.52%

Our cost of revenue in 2009 consisted primarily of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, web-based advertising services and Automobile Import Value Added Services. Our cost of revenue increased 13.00%, from $181,372,628 in 2008 to $204,953,584 in 2009. The increase was primarily due to the increase in the purchase price of imported automobiles and the number of auto sold in the year, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profits increased by 22.52% from $8,353,250 in 2008 to $10,234,497 in 2009, due to an increase in net revenues of 13.42% from $189,725,878 to $215,188,081.

Operating Expenses

	Year ended December 31,				Change in
	2009		2008		%
Operating Expenses
-Selling and Marketing	$630,021	31.77%	$881,038	40.06%	(28.49)%
-General and Administrative	1,353,198	68.23%	1,318,350	59.94%	2.64%
Total	$1,983,219	100.00%	$2,199,388	100.00%	(9.83)%

Operating expenses decreased 9.83%, from $2,199,388 in 2008 to $1,983,219 in 2009. This decrease was a combination of a 28.49% decrease in selling and marketing expenses from $881,038 in 2008 to $630,021 in 2009, and a 2.64% increase in general and administrative expenses (“G&A”) from $1,318,350 in 2008 to $1,353,198 in 2009.

Selling and marketing expenses decreased 28.49% in 2009. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	For the Year Ended December, 31		Change in
	2009	2008	%
Primary selling and marketing expenses
-Payroll	$107,736	$154,453	(30.25)%
-Advertising	20,855	97,183	(78.54)%
-Entertainment	39,239	90,824	(56.80)%
-Auto insurance, maintenance and fees	69,530	81,815	(15.02)%
-Rent	172,412	159,993	7.76%

Payroll expenses decreased 30.25%, from $154,453 in 2009 to $107,736 in 2008 due to the redundancy of certain marketing staff as result of the Company’s continuous staff review in late 2009. Advertising and entertainment expenses in 2009 decreased 78.54% and 43.20%, which is primarily due to the contraction of these spendings in 2009 after the successful marketing activities related to our websites in 2008. In 2009, auto insurance, maintenance and fees decreased 27.24% primarily due to the Company’s policy to encourage Internet meeting with customers instead of face-to-face meeting.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	For the Year Ended December, 31		Change in
	2009	2008	%
Primary general and advertisement expenses
-Depreciation	$193,046	$185,638	3.99%
-Entertainment	73,973	35,877	106.19%
-Payroll	321,762	324,772	(0.93)%
-Travelling	39,949	55,225	(27.66)%
-Legal and professional fees	467,575	549,900	(15.00)%

Depreciation increased 3.99% in 2009 to $193,046 from $185,638 in 2008 due to the Company’s purchase of office equipment and furniture and the upgrade of its computers and server in 2008. Entertainment increased by approximate 100% compared to that in 2008, which was primarily due to the increased corporate activities relating to the Company’s listing on NASDAQ. Our travelling expenses decreased 27.66% from $55,225 in 2008 to $39,949 as a result of the decrease in such expenses after the Company’s marketing activities in 2008 relating to our efforts in setting up our website operations for domestic manufactured automobiles in 11 additional cities.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company steadily purchased office equipment and updated computer and server hardware and software in 2008. These purchases led to an increase in depreciation and amortization from $200,701 in 2008 to $211,398 in 2009. As of December 31, 2009, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

 Income from operations increased 34.08%, to $8,251,278 in 2009 from $6,153,862 in 2008, which is primarily attributable to the growth in the Company’s websites operations. In 2009, operating income generated by our website sector increased 142.80% to $3,074,510, as compared to $1,266,271 generated in 2008. Our Financing Services sector also reported a 60.91% increase and contributed $1,016,880 to operating income.

We expect to increase the sales of SUV’s and high-end vehicles in the coming year to continuously improve our gross margin within our imported automobiles sector.

We also expect further growth in our high-margin business, like automobile websites, Financing Services and auto related valued-added services. In 2010, the Company expects to expand its domestic manufacturing automobile website, www.at160.com., to a total of 35 cities. The Company’s website, www.at188.com, the only website in China focusing on imported automobile trading information, we expect to attract more customers.

Other Income and Expenses

Other income and expenses consists primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid with respect to interest by the Company with respect to its borrowings from the banks. The decrease in interest income was primarily as a result of the low interest environment in 2009.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2009 and 2008.

	For the Year Ended December, 31
	2009	2008

Net cash provided by (used for) operating activities	$6,038,474	$(6,834,781)
Net cash (used for) provided by investing activities	(4,721,522)	6,387,350
Net cash used for financing activities	(662,650)	(3,990,186)
Effect on exchange rate change on cash	1,975	333,290
Cash and cash equivalents at beginning of year	1,598,781	5,703,108
Cash and cash equivalents at end of year	$2,255,058	$1,598,781

Operating Activities

During fiscal year 2009, net cash provided by operating activities was $6,038,474, as compared to net cash used for operating activities of $6,834,781 in 2008. Net cash provided by operating activities in 2009 was primarily attributable to the increase of advances to suppliers for $1,125,075 and the decrease of customer deposits for $1,117,055, which was partially offset by the increase of receivables related to Financing Services for $572,379 and the increase of value added tax receivable for $834,564.

During fiscal year 2008, net cash used for operating activities was primarily caused by an increase of net inventory for $7,923,367, and a decrease of customer deposits for $14,012,217, which was partially offset by a decrease of advances to suppliers for $12,432,446.

Investing Activities

During fiscal year 2009, we generated net cash flows used for investing activities of $4,721,522, as compared to $6,387,350 of net cash inflows from investing activities in 2008. The decrease was primarily attributable to the increase of restricted cash for $4,201,185.

During 2008, we provided most of our financing service through China Merchants Bank, which has a much lower deposit ratio than what we used in 2007. As a result of that, the balance of the restricted cash had a significant decline.

Financing Activities

During fiscal year 2009, net cash used for financing activities was $662,650, as compared to $3,990,186 of net cash used for financing activities in 2008.

Our total cash and cash equivalents increased to $2,255,058 as of December 31, 2009, as compared to $1,598,781 as of December 31, 2008.

Working Capital

Our management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. We have minimal accounts receivable from our automobile sales and trading operations for fiscal years 2009 and 2008.

Capital Expenditures

We had property and equipment, net of $487,933 as of December 31, 2009 and $622,604 as of December 31, 2008. The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2009 and 2008.

	For the Year Ended December, 31		Change in
	2009	2008	%
Computer	$210,448	$208,772	0.80%
Office equipment, furniture and fixtures	125,676	107,121	17.32%
Automobiles	1,029,631	972,397	5.89%
Total	1,365,755	1,288,290	6.01%
Accumulated depreciation	877,822	665,686	31.87%
Net	487,933	622,604	(21.63)%

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

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-22 comprising a portion of this annual report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Similar to the Company’s evaluation of its disclosure controls and procedures, the Company will continue to evaluate its internal control over financial reporting, as the Company’s internal control over financial reporting has not been periodically tested by the demands of being a public company for a long period of time.

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

 (b)  Changes in Internal Control Over Financial Reporting.

During our fiscal year 2009, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of December 31, 2009, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience

Tong, Shiping	49	Chief Executive Officer, President and Chairman of the Board
Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when Shisheng was founded.  He earned his Bachelor degree in computer science from the China Air Force Engineering University.   Mr. Tong is also a director of the Tianjin Car Logistics Association. The Board believes that Mr Tong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 16 years of experience in the China auto industry, his having provided leadership and strategic direction to the Company as its founder, and his unparalleled understanding of the Company’s operations and products.

Li, Yangqian	43	Chief Operating Officer and Vice President
Mr. Li has served as Vice President and Chief Operating Officer of the Company since 2003.  He earned his Master degree in engineering from Tianjin University.  From 2001 to 2003, Mr. Li served as the regional manager for Tianjin OTIS Elevator.  Mr. Li is also the deputy chairman of the China Automobile Dealers Association – Marketing Division. The Board believes that Mr Li has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive executive leadership and management experience as COO and VP of the Company.

Wang, Xinwei	52	Chief Financial Officer, Treasurer and Vice President
Ms. Wang has served as the Chief Financial Officer, Treasurer and Vice President of the Company since joining Shisheng in 2001.  She earned her Bachelor degree in industry accounting from Tianjin Radio and TV University.  Ms. Wang is a qualified Chinese certified public accountant. The Board believes that Ms Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive executive leadership and financial expertise as CFO, Treasurer and VP of the Company.

Cheng, Weihong	47	Secretary, Senior Vice President (Head of Human Resources and General Administration) and Director
Ms. Cheng has served as Secretary and Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995.  She earned her Bachelor degree from Shijazhuang Military Medical University.  Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995. The Board believes that Mr Cheng has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 16 years of experience in the China auto industry as Secretary and Senior VP of the Company.

Yang, Bin	37	Senior Vice President (General Manager, Head of Sales) and Director
Mr. Yang has served as the Senior Vice President (General Manager, Head of Sales) since 2003, when he joined Shisheng.  He earned his Bachelor degree from Foreign Trade Nankai University and an Executive M.B.A. from Tsing Hua University.  Prior to joining Shisheng, Mr. Yang served as the general manager of Tianjin Yingzhijie Car Trading Corp. from 1999 to 2003.  Mr. Yang also serves with the Expert Division of the China Association of Imported Automobiles. The Board believes that Mr Yang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive executive leadership and management experience as Senior VP of the Company.

Name	Age	Position Held	Experience

Barth, Howard S.	57	Director
Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant.  He has served as a director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) since May 2005 (and has served previously as chairman of its audit committee) and was its chief executive officer and president in 2006.  He is also currently a member of the Board of Directors and chairman of the audit committee for Nuinsco Resources Limited (a TSX listed exploration company), New Oriental Energy & Chemical Corp. (a NASDAQ listed company) and Orsus Xelent Technologies, Inc. (an AMEX-listed company).  He is also currently a director for Uranium Hunter Corporation (an OTC BB company).  He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University. The Board believes that Mr. Barth has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in public companies.

Gao, Yang	36	Director
Mr. Gao worked for the Bank of China from 1994-2002 and was responsible for its institution monetary credit business.  Since 2002, he has served as the Institution Sales Manager at the Tianjin Branch of Shanghai Pudong Development Bank.  Mr. Gao has rich experience in evaluating and controlling credit risk, as well as experience in investment, M&A and re-organizations.  He received a bachelor’s degree in Economics from Tianjin University of Finance and Economics. The Board believes that Mr Gao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in the financial services industry.

Qu, Zhong	47	Director
Ms. Qu joined Tianjin Jinma Property Development Corp. in 1992 as assistant manager and was later promoted to vice General Manager.  Since 1995, Ms. Qu has served as the sales manager for Tianjin Guotai Anju Property Development and Management Corp.  Ms. Qu received her bachelor’s degree in Engineering from Xi’An Telecommunication Engineering University, and in 2004, she received an Executive MBA from Tianjin University of Finance and Economics. The Board believes that Ms Qu has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive executive leadership and management experience.

Kong, Xiaoyan	42	Director
Ms. Kong started her career in 1993 with the Tianjin Foreign Trade Law Firm, practicing foreign economic law.  She worked as a China Legal Consular for Livasari & Co. from 1997-1999. From 1999-2004, she worked for Jiade Attorneys of Law as partner and senior partner.  Since May 2004, she has practiced with Tianjin Jiade Hengshi Attorneys of Law as senior partner.  Ms. Kong received her master’s degree in Law at Zhongshan University. The Board believes that Mr Kong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and governance expertise.

Certain Significant Employees

None.

Family Relationships

Ms. Cheng Weihong, our Secretary, Senior Vice President (Head of Human Resources and General Administration) and a director nominee, is the wife of Mr. Tong Shiping, our President and Chief Executive Officer.

Involvement in Legal Proceedings

None of our directors, persons nominated to become a director, executive officers or control persons have been involved in any of the following events during the past 10 years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings and Committees

The Board held 8 meetings during the fiscal year ended December 31, 2009.  Each Directors member attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Gao Yang and Kong Xiaoyan, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission’s (the “SEC”) rules.  The Board has determined that Howard S. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in December of 2007, a copy of which may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China  300461.

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board. The Nominating Committee submits the list of candidates to the Board who determines which candidates will be nominated to serve on the Board. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board a list of nominees to fill any interim vacancies on the Board resulting from the departure of a member of the Board for any reason prior to the expiration of his term. In recommending nominees to the Board, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the applicable SEC rules and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Gao Yang (Chair), Kong Xiaoyan and Qu Zhong, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange.  The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China  300461.

During the fiscal year ended December 31, 2009, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

Compensation Committee

The Board established the Compensation Committee in December 2008. The Compensation Committee is currently comprised of the following Directors of the Company: Kong Xiaoyan (Chair), Qu Zhong and Gao Yang, each of whom is “independent” as defined by the applicable SEC rules. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board’s policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China  300461.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of the Company’s executive officers served on the board of directors or compensation committee of any other entity whose executive officers served either the Company’s Board or Compensation Committee.

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

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code). This Code applies to all directors, officers and employees.

Item 11.         Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
Tong, Shiping,	2009	15,886	36,593	-0-	-0-	-0-	-0-	-0-	(1)	52,479
CEO and President	2008	16,373	36,100	-0-	-0-	-0-	-0-	-0-		52,473

Wang, Xinwei,	2009	12,373	22,834	-0-	-0-	-0-	-0-	-0-	(2)	35,207
CFO, Treasurer and VP	2008	12,649	22,382	-0-	-0-	-0-	-0-	-0-		35,031

Yang, Bin, Senior VP	2009	12,434	24,151	-0-	-0-	-0-	-0-	-0-	(3)	36,585
(GM, Head of Sales)	2008	14,485	22,382	-0-	-0-	-0-	-0-	-0-		36,867

Cheng, Weihong,	2009	12,352	22,834	-0-	-0-	-0-	-0-	-0-	(4)	35,186
Secretary, Senior VP (Head of HR and Admin)	2008	12,649	22,382	-0-	-0-	-0-	-0-	-0-		35,031

Li, Yangqian,	2009	12,373	22,834	-0-	-0-	-0-	-0-	-0-	(5)	35,207
COO and VP	2008	12,649	22,382	-0-	-0-	-0-	-0-	-0-		35,031

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ending December 31, 2009 is $52,479 (RMB 358,533) (based on the weighted average rate of RMB to U.S. dollars during the year 2009).
(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ending December 31, 2009 is $35,207 (RMB 240,533) (based on the weighted average rate of RMB to U.S. dollars during the year 2009).
(3)	Mr. Yang Bin’s total compensation for the fiscal year ending December 31, 2009 is $36,585 (RMB 249,949) (based on the weighted average rate of RMB to U.S. dollars during the year 2009).
(4)	Ms. Cheng Weihong’s total compensation for the fiscal year ending December 31, 2009 is $35,186 (RMB 240,391) (based on the weighted average rate of RMB to U.S. dollars during the year 2009).
(5)	Ms. Li Yangqian total compensation for the fiscal year ending December 31, 2009 is $35,207 (RMB 240,533) (based on the weighted average rate of RMB to U.S. dollars during the year 2009).

As of December 31, 2009, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

Each of the executive officers of the Company have entered into standard employment contracts with Shisheng, a form of which is attached as an exhibit to this Report.  The contracts have one-year terms and are otherwise consistent with the standard form prescribed by the Tianjin Labor and Social Security Administration.  None of the employment contracts provide for annual total compensation payments in excess of $100,000.  The amounts listed in the table above were paid by Shisheng.   We have no stock option, retirement, pension or profit-sharing programs for the benefit of directors, officers or other employees, but our Board may recommend adoption of one or more such programs in the future.

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

Director Compensation

The Company did not provide any compensation to its directors in the fiscal year ended December 31, 2009.  The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2010 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 5, 2010.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2009 and 2008, the Company made aggregate borrowings from Cheng Weihong of $9,198 and $73,249,961, respectively, and made aggregate repayments to Cheng Weihong of $0 and $73,562,626, respectively.  As of December 31, 2009 and 2008, the outstanding balances due to Cheng Weihong were $19,391 and $10,188, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $482,367 on behalf of the Company during the year ended December 31, 2009.  The amount of $975,920 was outstanding as due to the shareholder as of December 31, 2009.

Director Independence

All members of the Company’s Board, excluding Tong Shiping, Cheng Weihong and Yang Bin, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

Item 14.        Principal Accounting Fees and Services.

Our independent accountant is Stonefield Josephson, Inc. As reported in our Form 8K filed on November 26, 2008, the Company appointed Stonefield Josephson, Inc. as its independent accountant effective as of November 24, 2008. Our previous independent accountant was Ronald R. Chadwick, P.C. Set below are aggregate fees billed by Stonefield Josephson, Inc. and Ronald R. Chadwick, P.C. for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2009 and 2008.

Audit Fees

During the fiscal year ended December 31, 2009 and 2008, the fees for Stonefield Josephson, Inc. were $195,000 and $28,000, respectively.  During the period beginning January 1, 2008 through November 23, 2008, the fees for our former principal accountant were $5,500.

Audit Related Fees

During the fiscal years ended December 31, 2009 and December 31, 2008, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2009 and December 31, 2008, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2009 and December 31, 2008, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

 Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2009 and 2008, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

Exhibit Number	Exhibit Description

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2009

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
of China Auto Logistics Inc.:

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. China Auto Logistics Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
March 29, 2010

CHINA AUTO LOGISTICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$2,255,058	$1,598,781
Restricted cash	4,296,368	92,819
Accounts receivable – trade	-	11,077
Receivables related to financing services	9,499,219	6,945,088
Inventories, net of reserve of $0 for 2009 and $146,314 for 2008	16,617,641	16,434,391
Advances to suppliers	18,151,077	14,083,163
Prepaid expenses	36,516	22,230
Value added tax receivable	368,272	1,202,161
Deferred taxes	-	36,579
Total current assets	51,224,151	40,426,289

Property and equipment, net	487,933	622,604
Other assets	-	3,658
Total Assets	$51,712,084	$41,052,551

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit related to financing services	$7,766,981	$4,642,320
Line of credit related to automobile purchases	-	662,452
Bank loans payable	3,221,933	3,218,916
Draft notes payable	2,929,030	-
Accrued expenses	455,276	656,119
Customer deposits	5,857,640	6,968,769
Deferred revenue	82,185	13,678
Due to shareholder	975,920	492,829
Due to director	19,391	10,188
Income tax payable	2,132,891	1,615,442
Total current liabilities	23,441,247	18,280,713

Commitments and contingencies (Note 10)

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid-in capital	13,273,530	12,101,321
Accumulated other comprehensive income	2,278,788	2,293,367
Retained earnings	12,400,067	6,851,381
Total China Auto Logistics Inc. shareholders’ equity	27,970,485	21,264,169
Noncontrolling interests	300,352	1,507,669
Total equity	28,270,837	22,771,838

Total liabilities and shareholders’ equity	$51,712,084	$41,052,551

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008

Net revenue	$215,188,081	$189,725,878
Cost of revenue	204,953,584	181,372,628
Gross profit	10,234,497	8,353,250

Operating expenses:
Selling and marketing	630,021	881,038
General and administrative	1,353,198	1,318,350
Total operating expenses	1,983,219	2,199,388

Income from operations	8,251,278	6,153,862

Other income (expenses):
Interest income	10,776	85,100
Interest expenses	(198,306)	(294,589)
Total other expenses	(187,530)	(209,489)

Income before income taxes	8,063,748	5,944,373

Income taxes	2,145,073	1,530,386

Net income	5,918,675	4,413,987

Less: Net income attributable to noncontrolling interests	369,989	426,624

Net income attributable to shareholders of China Auto Logistics Inc.	$5,548,686	$3,987,363

Earnings per share attributable to shareholders of China Auto Logistics Inc.
– basic and diluted	$0.31	$0.32

Weighted average number of common share outstanding
– basic and diluted	18,100,000	12,629,315

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008

Net income	$5,918,675	$4,413,987

Other comprehensive income
- Foreign currency translation adjustments	24,444	1,248,146

Comprehensive income	5,943,119	5,662,133

Less: Comprehensive income attributable to noncontrolling interests	370,928	522,911

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$5,572,191	$5,139,222

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	China Auto Logistics Inc.’s Shareholders Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling		Total
	Shares	Amount	Capital	Income	Earnings	Interests		Equity

Balance as of January 1, 2008	11,700,000	$11,700	$12,107,076	$1,141,508	$2,864,018		$984,758	$17,109,060
Capital contribution	-	-	645	-	-		-	645
Reverse acquisition of Ever Auspicious International Limited	6,400,000	6,400	(6,400)	-	-		-	-
Foreign currency translation adjustments	-	-	-	1,151,859	-	-	96,287	1,248,146
Net income	-	-	-	-	3,987,363		426,624	4,413,987
Balance as of December 31, 2008	18,100,000	18,100	12,101,321	2,293,367	6,851,381		1,507,669	22,771,838
Purchases of noncontrolling Interests (Note 3)	-	-	1,172,209	(38,084)	-		(1,578,245)	(444,120)
Foreign currency translation adjustments	-	-	-	23,505	-		939	24,444
Net income	-	-	-	-	5,548,686		369,989	5,918,675
Balance as of December 31, 2009	18,100,000	$18,100	$13,273,530	$2,278,788	$12,400,067		$300,352	$28,270,837

 The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$5,918,675	$4,413,987

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	211,398	200,701
Change of inventory reserve	(146,372)	(15,884)

Changes in operating assets and liabilities:
Accounts receivable – trade	11,081	(5,300)
Receivables related to financing services	572,379	(2,272,609)
Inventories	(21,383)	(7,923,367)
Advances to suppliers	(1,125,075)	12,432,446
Prepaid expenses, other current assets and other assets	(10,597)	41,730
Value added tax receivable	834,564	(455,163)
Deferred tax assets	36,593	16,793
Accounts payable	-	(433,151)
Accrued expenses	290,153	1,018,815
Customer deposits	(1,117,055)	(14,012,217)
Deferred revenue	68,457	(469,995)
Income tax payable	515,656	628,433
Net cash provided by (used for) operating activities	6,038,474	(6,834,781)

Cash flows from investing activities:
(Increase) decrease in restriction cash	(4,201,185)	6,574,124
Payments to acquire noncontrolling interests	(444,120)	-
Purchase of property and equipment	(76,217)	(186,774)
Net cash (used for) provided by investing activities	(4,721,522)	6,387,350

Cash flows from financing activities:
Proceeds from short-term bank loans	4,537,537	3,176,758
Repayments of short-term bank loans	(4,537,537)	(3,176,758)
Repayments of notes payable	-	(4,331,942)
Proceeds from lines of credit related to automobile purchases	-	653,776
Repayments of lines of credit related to automobile purchases	(662,714)	-
Proceeds from loans from director	64	73,249,961
Repayments of loans from director	-	(73,562,626)
Capital contribution from shareholders	-	645
Net cash flows used for financing activities	(662,650)	(3,990,186)

Effect of exchange rate change on cash	1,975	333,290

Net increase (decrease) in cash and cash equivalents	656,277	(4,104,327)

Cash and cash equivalents at the beginning of year	1,598,781	5,703,108
Cash and cash equivalents at the end of year	$2,255,058	$1,598,781

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2009	2008

Supplemental disclosure of cash flow information:
Interest paid	$210,202	$260,418
Income taxes paid	$1,592,824	$872,231

Non-cash activities
Increase (Decrease) of borrowings on lines of credit for loans extended to
(repaid by) the Company’s customers	$3,124,661	$(21,423,333)
Increase in note payable for advances to suppliers	$2,927,443	$-
Increase in balance due to shareholders for accrued expenses paid by shareholder	$482,367	$486,375

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Organization, Nature of Business and Basis of Presentation

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc. (the “Company” or “China Auto”), and its subsidiaries, Ever Auspicious International Limited ( “HKCo”), Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), Tianjin Ganghui Information Technology Corp. (Ganghui”), Tianjin Hengjia Port Logistics Corp. (“Hengjia”) and Zhengji International Trading Corp. (“Zhengji”).

On November 10, 2008, China Auto, formerly Fresh Ideas Media, Inc., incorporated on February 22, 2005 in the State of Nevada, entered into a Share Exchange Agreement with HKCo. Under the Share Exchange Agreement, China Auto issued 11,700,000 shares of its common stock to acquire all the issued and outstanding capital stock of HKCo. The closing of the Share Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of the Company’s common stock held by Phillip E. Ray and Ruth Daily, the Company’s principal stockholders immediately prior to the Closing, which was a condition of the Closing.  Prior to the closing of the Share Exchange and the cancellation of shares stated above, the Company had a total of 7,535,000 shares of common stock issued and outstanding.  As a result of the Exchange, HKCo became the Company’s wholly-owned subsidiary.  Upon the closing of this transaction, the Company’s primary business operations are those of HKCo.  Shortly after the closing, the Company changed its name to China Auto Logistics Inc.

HKCo was incorporated in Hong Kong on October 17, 2007.  Prior to December 25, 2007, HKCo had minimal assets and no operations. On November 1, 2007, HKCo entered into a share exchange agreement with Cheng Weihong, Xia Qiming and Qian Yuxi (the “Seller”), pursuant to which the Sellers transferred their interests in Shisheng to HKCo for an aggregate purchase price of $12,067,254 (RMB95,000,000) which was paid via issuance of equity interests of HKCo. Upon the completion of this transaction on December 25, 2007, Shisheng became a wholly-owned foreign enterprise (“WFOE”) of HKCo and this arrangement was approved by the relevant ministries of the PRC government. As a result of this transaction, the owners and management of Shisheng end up controlling HKCo and thus this transaction was classified as a recapitalization of Shisheng using the purchase method of accounting.

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

Shisheng was incorporated in the People’s Republic of China (“PRC”) on September 1, 1995.  Shisheng’s business includes sales of both domestically manufactured automobiles and imported automobiles, providing financing services related to imported automobiles, and providing logistic services relating to the automobile importing process and other automobile import value added services such as assistance with customs clearance, storage and nationwide delivery services (such services, “Automobile Import Value Added Services”).

In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles. Ganghui was 80% owned by Shisheng.

In September 2003, Shisheng formed Hengjia to provide automobile import value added services to wholesalers and distributors in the imported vehicle trading industry.  Hengjia was 80% owned by Shisheng.

In February 2005, Shisheng and three other founders formed Zhengji to enhance the imported automobile trading industry. Zhengji was 32% owned by Shisheng since 2005.  In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji. Consequently, Shisheng's equity interest in Zhengji increased from 32% to 86.4%.

On July 23, 2009, Shisheng entered into Share Transfer Agreements to acquire additional ownership interests from other noncontrolling interest shareholders to increase its ownership interests in its Ganghui, Hengjia and Zhengji to 98% each, as disclosed in note 3, for an aggregate amount of $444,120.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Basis of Consolidation

The consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”).  All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company's financial statements include collectibility of accounts receivable, useful lives and impairment of property and equipment.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at bank and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.

Restricted Cash

The Company had certain outstanding notes payable to suppliers which allow the suppliers to draw the draft amounts upon maturity dates at its banks. The Company is required to maintain a portion of these outstanding draft amounts in its banks as restricted cash. Cash restricted for this purpose amounted to $2,929,030 and $0, as of December 31, 2009 and 2008, respectively.

The Company had certain outstanding lines of credit to its banks related to its financing services. The Company is required to maintain certain amounts of cash in its banks to secure these borrowings. Restricted cash to secure these bank lines totaled $1,367,338 and $92,819 as of December 31, 2009 and 2008, respectively.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Fair Value Disclosures of Financial Instruments

The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, value added tax receivable, inventories, prepaid expenses, advances to suppliers, lines of credit, bank loans payable, draft notes payable, accrued expenses, customer deposits, deferred revenue, due to shareholder, due to director, and income tax payable as of December 31, 2009 and 2008 approximate fair value.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $24,444 and $1,248,146 for the years ended December 31, 2009 and 2008, respectively, are foreign currency translation adjustments.

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

Major Customers

During the years ended December 31, 2009, there was one customer accounted for 10% or more of our net revenue, which accounts for 21% of our net revenue. There was no accounts receivable from this customer as of December 31, 2009.

There was no customer accounted for 10% or more of our net revenue in 2008.

Major Suppliers

During the years ended December 31, 2009 and 2008, the following suppliers accounted for more than 10% of our total net purchases.

	Percentage of Total Purchases for the year ended December 31,
	2009	2008

Supplier A	16%	13%
Supplier B	20%	11%
Supplier C	19%	*

* less than 10%

The Company had no outstanding accounts payable to these suppliers as of December 31, 2009 and 2008.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

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

Receivables Related to Financing Services

The Company records a receivable related to financing services when cash is loaned to the customers to finance their purchases of automobiles. Upon repayments by the customers, the Company records the amounts as reductions of receivables related to financing services. Receivables related to financing services represents the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan service and such fee is prepaid by the customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of December 31, 2009 and 2008.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Deferred Revenue

Deferred revenue includes amounts received from customers for which services revenue recognition is not yet appropriate. All deferred revenue is recognized within the next 12 months from the balance sheet dates.

Cost of Revenue

Cost of revenue includes the purchase cost of the automobiles, change of reserve for inventory obsolescence, freight and all the direct costs related to the sales of the automobiles. All costs related to the Company’s distribution network are included in the cost of revenue.

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

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of December 31, 2009 and 2008, the reserve for obsolescence was $0 and $146,314, respectively. Reserves for obsolescence were decreased by $146,372 and $15,884 for 2009 and 2008, respectively.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Computer	5 years
Office equipment, furniture and fixtures	5 years
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2009 and 2008.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui.  The noncontrolling interests in 2009 and 2008 are summarized as below:

	As of December 31,
	2009	2008

Hengjia	2.0%	20.0%
Ganghui	2.0%	20.0%
Zhengji	2.0%	13.6%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2009 and 2008 and “net income attributable to noncontrolling interests” in the consolidated statements of income for the years ended December 31, 2009 and 2008.

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $21,000 and $97,000 of advertising expenses for the years ended December 31, 2009 and 2008, respectively.

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

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company did not incur any interest or penalties related to potential underpaid income tax expenses.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 and 2008, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Subsequent Events

The Company evaluated subsequent events through March 29, 2010, the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Reclassifications

Certain prior year amounts included in selling and marketing expenses and general and administrative expenses have been reclassified to cost of revenue to conform to the current year presentation.

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations, which is now part of the Accounting Standards Codification (“ASC”)  805 “Business Combination”. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company believes the adoption of this guidance did not have a material impact on its consolidated financial statements.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding the accounting and reporting framework for noncontrolling interests by a parent company, which is now part of ASC 810 “Consolidation”, and also the disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The guidance requires noncontrolling interests to be separately presented as a component of equity in the Company’s consolidated balance sheets and below income tax expense in its consolidated statements of income. In addition, the guidance requires that minority interests be renamed noncontrolling interests and that a company presents a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  The Company retrospectively applied the presentation to the prior year balances in its consolidated financial statements upon the adoption of this pronouncement effective January 1, 2009.  As a result, the Company reclassified the minority interests in consolidated subsidiaries of $1,315,978 and accumulated other comprehensive income of $191,691 to non-controlling interests under the equity section in its consolidated balance sheet as of December 31, 2008.

Effective April 1, 2009, the Company adopted authoritative guidance issued by the FASB, which is now codified in ASC 815 “Derivatives and Hedging” regarding the disclosures for derivative and hedging activities. The Company believes the adoption of this guidance did not have a material impact on its consolidated financial statements.

Effective April 1, 2009, the Company adopted authoritative guidance codified as ASC 855 “Subsequent Events”, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

Effective July 1, 2009, the Company adopted the amended authoritative guidance issued by the FASB regarding interim disclosures about fair value of financial instruments, which is now codified in ASC 805. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company believes the adoption of this guidance did not have any significant impact on its financial condition or results of operations.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Recently Adopted Accounting Standards - Continued

Effective July 1, 2009, the Company adopted the new guidance as issued by the FASB, which is now part of ASC 105 “Generally Accepted Accounting Principles”. ASC 105 has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company believes the adoption of ASC 105 did not have any significant impact on its financial condition or results of operations.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” codified in ASC 810 which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial position or results of operations.

(3)         Change in China Auto’s Ownership Interest in Consolidated Subsidiaries

On July 23, 2009, Shisheng entered into Share Transfer Agreements (the “Agreements”) to acquire addition ownership interests from noncontrolling interest shareholders to increase its ownership interests in its three consolidated subsidiaries to 98% each. Shisheng purchased such additional interests for an aggregate amount of $444,120. Prior to these purchases of additional ownership interests, Shisheng owned 80% of Hengjia, 80% of Ganghui and 86% of Zhengji.

The Company’s acquisition of additional ownership interests in these three consolidated subsidiaries was accounted for as equity transactions. The carrying amount of the noncontrolling interests was adjusted to reflect the change in its ownership interests in these consolidated subsidiaries. The difference of $1,172,209 between cash paid and the amount the noncontrolling interests were adjusted was recognized in additional paid-in capital.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         Change in China Auto’s Ownership Interest in Consolidated Subsidiaries - Continued

The effect of change in the Company’s ownership interests in its subsidiaries on China Auto’s equity are summarized as follows.

	Year ended December 31,
	2009	2008

Net income attributable to Shareholders of China Auto Logistics Inc.	$5,548,686	$3,987,363

Increase in China Auto’s additional paid-in capital for purchases of
noncontrolling interests	1,172,209	-

Change in equity from net income attributable to China Auto and transfer
from noncontrolling interests	$6,720,895	$3,987,363

(4)         Property and Equipment

A summary of property and equipment is as follows:

	As of December 31,
	2009	2008

Computer	$210,448	$208,772
Office equipment, furniture and fixtures	125,676	107,121
Automobiles	1,029,631	972,397
	1,365,755	1,288,290
Less: Accumulated depreciation	877,822	665,686
	$487,933	$622,604

Depreciation and amortization expense was $211,398 and $200,701 for the years ended December 31, 2009 and 2008, respectively.

(5)         Lines of Credit Related to Financing Services and Lines of Credit Related to Automobile Purchases

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

Beginning October 2008, under additional arrangements with China Merchants Bank, the Company used its bank facility line of credit to finance its own purchases of automobiles.  According to the terms of these arrangements, the Company used this line as a revolving line of credit and such borrowings are not secured by the automobiles. The Company had no outstanding balance related to this arrangement as of December 31, 2009.

China Merchants Bank

In May 2009, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $13,180,633 (RMB 90,000,000) at December 31, 2009. The Company had an outstanding balance of $3,739,100 as of December 31, 2009. This facility line of credit matures in May 2010 and is guaranteed by a director and a non-related entity.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Lines of Credit Related to Financing Services and Lines of Credit Related to Automobile Purchases - Continued

In May 2008, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company can borrow a maximum amount of $13,168,291 at December 31, 2008 (RMB 90,000,000). As of December 31, 2008, the Company had outstanding balances of $4,642,320 related to the financing services and $662,452 for its own automobile purchases. This facility line expired in May 2009 and was guaranteed by a non-related entity.

Agricultural Bank of China

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to its financing services. Under the terms of the agreements, the Company could borrow a maximum amount of $13,619,988 (RMB93,000,000) at December 31, 2009 to facilitate its financing business. The Company had an outstanding balance of 99,635 as of December 31, 2009.
These facility lines of credit expired in December 2009 and were guaranteed by non-related entities.

In January 2010, the Company entered into a new facility line of credit with Agricultural Bank of China to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $16,841,920 (RMB115,000,000) through January 2012 to facilitate its financing business. This facility line is guaranteed by three non-related entities.

In July 2008, the Company entered into a facility line of credit with Agricultural Bank of China. Under the terms of the agreement, the Company can borrow a maximum amount of $14,631,434 at December 31, 2008 (RMB 100,000,000). The Company had outstanding balance of $0 as of December 31, 2008. This facility line was guaranteed by a non-related entity.  This facility line was cancelled and all the borrowings were drawn on lines entered in January and February 2009, which are discussed in paragraph above.

PuDong Development Bank

In June 2009, the Company entered into a facility line of credit with PuDong Development Bank related to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $8,787,089 (RMB 60,000,000) at December 31, 2009. The Company had an outstanding balance of $3,928,246 as of December 31, 2009. This facility line of credit expired in May 2010 and is guaranteed by a non-related entity.

(6)	Bank Loans Payable

Bank loans payable as of December 31, 2009 and 2008 consist of the following:
	As of December 31,
	2009	2008

Loan from Agricultural Bank of China, with an interest at a rate of 5.405% guaranteed by non-related entities, and matures in March 2010	$1,318,063	$-

Loan from Agricultural Bank of China, with an interest at a rate of 5.841% guaranteed by non-related entities, and matures in November 2010	1,318,063	-

Loan from Agricultural Bank of China, with an interest at a rate of 5.841% guaranteed by non-related entities, and matures in November 2010	585,807	-

Loan from Agricultural Bank of China, with an interest at a rate of 8.217% guaranteed by non-related entities, and matured in March 2009	-	1,316,829

Loan from Agricultural Bank of China, with an interest at a rate of 7.326%, guaranteed by non-related entities, and matured in November 2009	-	1,316,829

Loan from Agricultural Bank of China, with an interest at a rate of 7.326%, guaranteed by non-related entities, and matured in November 2009	-	585,258
	$3,221,933	$3,218,916

Weighted average interest rates for these bank loans were 5.663% and 7.690% at December 31, 2009 and 2008, respectively.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Draft Notes Payable

The Company issued certain notes payable to suppliers which are guaranteed by the banks. These notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of December 31, 2009, the Company had a draft note payable in the amount of $2,929,030 (RMB20,000,000) to a vendor as an advance payment to supplier. This note is guaranteed by China Zheshang Bank. Upon the maturity of this note in March 2010, the note holder can present this note to the bank to collect full amounts of the payable. The Company was required to maintain $2,929,030 as guaranteed funds, which was classified $2,929,030 as included in restricted cash as of December 31, 2009. As of December 31, 2008, the Company had no outstanding draft notes payable.

The purpose of this arrangement is to provide additional time to the Company to remit payments while the vendor does not bear any credit risk since the vendor is guaranteed by the bank for payments.

(8)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes.   The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes.

Shisheng, Ganghui, Hengjia, and Zhengji are subject to the standard 25% tax rate in 2009 and 2008.

The Company’s income tax provision amounted to $2,145,073 and $1,530,386, respectively, for the years ended December 31, 2009 and 2008 (an effective rate of 26.6% for 2009 and 25.7% for 2008).  A reconciliation of the provision for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2009	2008

Computed tax at US federal statutory rate of 34%	$2,741,674	$2,021,087

Permanent differences:
Meal and entertainment (non-deductible portion)	11,321	11,685
Legal and professional fees (non-deductible portion)	117,816	133,522
Tax rate difference between US and PRC on foreign earnings	(725,738)	(534,994)
Effect of statutory rate change	-	11,552
Others	-	(112,466)
	$2,145,073	$1,530,386

Details of income taxes
Current
US Federal	$-	$-
PRC	2,117,262	1,516,819
Total current	2,117,262	1,516,819

Deferred
US Federal	-	-
PRC	27,811	13,567
Total deferral	27,811	13,567

Total income taxes	$2,145,073	$1,530,386

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Income Taxes - Continued

	As of December 31,
	2009	2008
Details of deferred taxes

Deferred tax assets
Inventory reserve	$-	$36,579
Total deferred tax assets	-	36,579

Deferred tax liabilities	-	-
Net deferred tax assets before valuation allowance	-	36,579
Less: valuation allowance	-	-
Net deferred tax assets	$-	$36,579

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely.  These earnings relate to ongoing operations and are approximately $12.40 million as of December 31, 2009.  Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

(9)	Related Party Balances and Transactions

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2009 and 2008, the Company made aggregate borrowings from Cheng Weihong of $9,198 and $73,249,961, respectively, and made aggregate repayments to Cheng Weihong of $0 and $73,562,626, respectively.  As of December 31, 2009 and 2008, the outstanding balances due to Cheng Weihong were $19,391 and $10,188, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $482,367 and $486,375 on behalf of the Company during the year ended December 31, 2009 and 2008.  The amounts of $975,920 and $492,829 were outstanding as due to shareholder on the consolidated balance sheet as of December 31, 2009 and 2008.

(10)	Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2010. Rent expense under operating leases were $170,597 for 2009 and $159,993 for 2008.

Future minimum lease payments under non-cancelable operating leases were as follows:
2010	$178,378
2011	171,348
2012	11,350
$361,076

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Sales of Automobile	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
2009

Net revenue	$209,843,691	$1,217,727	$3,459,098	$667,565	$-	$215,188,081

Cost of revenue	204,785,790	23,999	107,000	36,795	-	204,953,584

Operating expenses
Selling and marketing	295,245	93,780	204,838	36,158	-	630,021
General and administrative	265,219	83,068	72,750	27,862	904,299	1,353,198
Total operating expenses	560,464	176,848	277,588	64,020	904,299	1,983,219

Income (loss) from operations	4,497,437	1,016,880	3,074,510	566,750	(904,299)	8,251,278

Total assets	$36,248,793	$14,212,513	$694,877	$416,926	$138,975	$51,712,084

	Sales of Automobile	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Corporate	Total
2008

Net revenue	$186,343,080	$899,538	$1,751,660	$731,600	$-	$189,725,878

Cost of revenue	181,186,396	30,792	111,834	43,606	-	181,372,628

Operating expenses
Selling and marketing	401,694	157,157	297,054	25,133	-	881,038
General and administrative	206,965	79,623	76,501	12,947	942,314	1,318,350
Total operating expenses	608,659	236,780	373,555	38,080	942,314	2,199,388

Income (loss) from operations	4,548,025	631,966	1,266,271	649,914	(942,314)	6,153,862

Total assets	$32,666,070	$7,374,920	$561,688	$337,013	$112,860	$41,052,551

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Subsequent Event

On March 1, 2010, the Company entered into a management service agreement of $1 million with Tianjin Prominent Hero International Logistics Co., Ltd., the owner of Tianjin FTZ International Automobile Exhibition and Sales Center (the “Center”), which is the only imported auto mall in Tianjin, China. Pursuant to the agreement, which is effective for one year starting from March 1, 2010 and renewable thereafter, the Company will promote and market the Center to attract long term and high quality tenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

Dated:  March 29, 2010

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Tong Shiping as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the US Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer
Tong Shiping	(Principal Executive Officer) and Director	March 29, 2010

/s/ Wang Xinwei	Chief Financial Officer (Principal
Wang Xinwei	Accounting Officer)	March 29, 2010

/s/ Gao Yang
Gao Yang	Director	March 29, 2010

/s/ Yang Bin
Yang Bin	Director	March 29, 2010

/s/ Cheng Weihong
Cheng Weihong	Director	March 29, 2010

/s/ Qu Zhong
Qu Zhong	Director	March 29, 2010

/s/ Kong Xiaoyan
Kong Xiaoyan	Director	March 29, 2010

/s/ Howard Barth
Howard Barth	Director	March 29, 2010

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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