Form 10-Q
period 2010-03-31
China Auto Logistics Inc
filed 2010-05-17
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-52625
 CHINA AUTO LOGISTICS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2574314
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 87 No. 8 Coastal Way, Floor 2
Construction Bank, FTZ
Tianjin Province
The People’s Republic of China 300461	300461
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $.001 par value per share	18,100,000 shares

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

China Auto Logistics Inc.
Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (Unaudited)	F-2

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-3

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-5 – F-6

Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-7 – F-13

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$3,724,867	$2,255,058
Restricted cash	3,659,568	4,296,368
Accounts receivable – trade	83,333	-
Receivables related to financing services	9,451,208	9,499,219
Inventories	23,486,204	16,617,641
Advances to suppliers	11,712,945	18,151,077
Prepaid expenses	31,717	36,516
Value added tax receivable	1,358,647	368,272
Total current assets	53,508,489	51,224,151

Property and equipment, net	601,374	487,933
Total Assets	$54,109,863	$51,712,084

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit related to financing services	$9,061,439	$7,766,981
Bank loans payable	1,904,399	3,221,933
Draft notes payable	-	2,929,030
Accrued expenses	357,585	455,276
Customer deposits	9,033,756	5,857,640
Deferred revenue	122,686	82,185
Due to shareholder	1,061,672	975,920
Due to director	19,393	19,391
Income tax payable	2,716,208	2,132,891
Total current liabilities	24,277,138	23,441,247

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid-in capital	13,273,530	13,273,530
Accumulated other comprehensive income	2,286,744	2,278,788
Retained earnings	13,928,513	12,400,067
Total China Auto Logistics Inc. shareholders’ equity	29,506,887	27,970,485
Noncontrolling interests	325,838	300,352
Total equity	29,832,725	28,270,837

Total liabilities and shareholders’ equity	$54,109,863	$51,712,084

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net revenue	$54,149,272	$45,124,014
Cost of revenue	51,413,280	42,745,140
Gross profit	2,735,992	2,378,874

Operating expenses:
Selling and marketing	198,400	160,829
General and administrative	392,310	370,982
Total operating expenses	590,710	531,811

Income from operations	2,145,282	1,847,063

Other income (expenses):
Interest income	32,585	1,363
Interest expenses	(39,551)	(60,581)
Total other expenses	(6,966)	(59,218)

Income before income taxes	2,138,316	1,787,845

Income taxes	584,516	495,102

Net income	1,553,800	1,292,743

Less: Net income attributable to noncontrolling interests	25,354	131,560

Net income attributable to shareholders of China Auto Logistics Inc.	$1,528,446	$1,161,183

Earnings per share attributable to shareholders of China Auto Logistics Inc.
– basic and diluted	$0.08	$0.06

Weighted average number of common share outstanding
– basic and diluted	18,100,000	18,100,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net income	$1,553,800	$1,292,743

Other comprehensive income (loss)
Foreign currency translation adjustments	8,088	(4,072)

Comprehensive income	1,561,888	1,288,671

Less: Comprehensive income attributable to noncontrolling interests	25,486	161,134

Comprehensive income attributable to shareholders of
China Auto Logistics Inc.	$1,536,402	$1,127,537

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,553,800	$1,292,743

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	47,924	55,299
Change of inventory reserve	-	(146,257)
Loss on disposal of property and equipment	785	-

Changes in operating assets and liabilities:
Restricted cash	637,908	(1,714,970)
Accounts receivable – trade	(83,322)	8,674
Notes receivable	-	(2,193,859)
Receivables related to financing services	1,342,763	662,513
Inventories	(6,862,983)	(1,619,588)
Advances to suppliers	6,442,287	3,440,069
Prepaid expenses, other current assets and other assets	4,808	5,756
Value added tax receivable	(990,135)	(64,698)
Deferred tax assets	-	36,564
Draft notes payable	(2,929,437)	2,925,146
Accrued expenses	(12,334)	(67,398)
Customer deposits	3,174,044	(3,220,180)
Deferred revenue	40,472	(2,697)
Income tax payable	582,643	450,889
Net cash provided by (used for) operating activities	2,949,223	(151,994)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	18,987	-
Purchase of property and equipment	(180,993)	(2,391)
Net cash used for investing activities	(162,006)	(2,391)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	1,316,315
Repayments of short-term bank loans	(1,318,247)	(1,316,315)
Repayments of lines of credit related to automobile purchases	-	(662,194)
Net cash flows used for financing activities	(1,318,247)	(662,194)

Effect of exchange rate change on cash	839	(468)

Net increase (decrease) in cash and cash equivalents	1,469,809	(817,047)

Cash and cash equivalents at the beginning of period	2,255,058	1,598,781
Cash and cash equivalents at the end of period	$3,724,867	$781,734

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Three Months Ended March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Interest paid	$41,200	$61,616
Income taxes paid	$1,874	$-

Non-cash activities
Increase (decrease) of borrowings on lines of credit for loans extended to (repaid by) the Company’s customers	$1,292,116	$(1,546,686)
Increase in balance due to shareholders for accrued expenses paid by shareholder	$85,467	$-

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)       Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the "Company" or "China Auto") operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation ("HKCo"), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. ("Shisheng"), a company established under the laws of the People's Republic of China ("PRC"). The Company's principal business includes (i) sales of both domestically manufactured and imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) management services to auto malls and (v) logistics services related to the automobile importing process and other automobile import value added services, such as assistance with customs clearance, storage and nationwide delivery services ("Automobile Import Value Added Services").

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2010 and the results of operations and the cash flows for the three-month periods ended March 31, 2010 and March 31, 2009. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries.  All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

Currency Reporting

The Company's operations in the PRC use the local currency, Renminbi ("RMB"), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2010 and December 31, 2009 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)         Summary of Significant Accounting Policies - Continued

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers in obtaining bank financing for purchases of automobiles, (3) web-based advertising service fees, including fees from (a) displaying graphic advertisements on the Company’s websites and (b) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile import value added services, and (5) auto mall management services. The financing services are provided to customers for automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes the sales of automobiles upon delivery and acceptance by customers and where collectibility is reasonably assured.

Service revenue related to financing services is recognized ratably over the financing period.

Service fees for graphic advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term.

The Company charges a monthly fee for listing services and recognizes the revenue when services are performed.

The Company recognizes revenue from automobile import value added services when such services are performed.

Revenue from auto mall management services is recognized ratably over the service period.

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for Value Added Taxes on a net basis. The Company records and pays business taxes based on a percentage of the net service revenues and reports the service revenue net of the business taxes and other sales related taxes.

Receivables Related to Financing Services

The Company records receivables related to financing services when cash is loaned to customers to finance their purchases of automobiles. Upon repayment by customers, the Company records the amounts as reductions of receivables related to financing services. Receivables related to financing services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan services and such fees are prepaid by customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of March 31, 2010 and December 31, 2009.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)         Summary of Significant Accounting Policies - Continued

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2010 and 2009, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Subsequent Events

The Company evaluated subsequent events through May 17, 2010, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Reclassifications

Certain prior period amounts included in selling and marketing expenses and general and administrative expenses in condensed consolidated statements of income have been reclassified to cost of revenue, and certain prior period amounts of investing activities and financing activities in condensed consolidated statements of cash flow have been reclassified to operating activities to conform to the current period presentation.

New Accounting Pronouncements Not Yet Adopted

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

(2)         Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2010	2009

Computer	$210,506	$210,448
Office equipment, furniture and fixtures	136,134	125,676
Automobiles	1,160,214	1,029,631
	1,506,854	1,365,755
Less: Accumulated depreciation	905,480	877,822
	$601,374	$487,933

Depreciation and amortization expense was $47,924 and $55,299 for the three months ended March 31, 2010 and 2009, respectively.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)         Lines of Credit Related to Financing Services

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 22% to 30% of the purchase price of the automobiles. The banks take custody of the automobiles until the borrowings are fully repaid.

China Merchants Bank

In May 2009, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $13,184,302 (RMB 90,000,000) as of March 31, 2010. As of March 31, 2010 and December 31, 2009, the Company had outstanding balances of $1,210,780 and $3,739,100, respectively. This facility line of credit matures in May 2010 and is guaranteed by a director and a non-related entity.

Agricultural Bank of China

In January 2010, the Company entered into a new facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $16,846,607 (RMB 115,000,000) as of March 31, 2010. The Company had an outstanding balance of $5,548,367 as of March 31, 2010. This facility line of credit is guaranteed by three non-related entities.

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to facilitate its financing service business. The Company had an outstanding balance of $99,635 as of December 31, 2009. These facility lines of credit expired in December 2009 and were guaranteed by non-related entities.

PuDong Development Bank

In June 2009, the Company entered into a facility line of credit agreement with PuDong Development Bank related to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $8,789,534 (RMB 60,000,000) as of  March 31, 2010. As of March 31, 2010 and December 31, 2009, the Company had outstanding balances of $2,302,292 and $3,928,246, respectively. This facility line of credit expires in May 2010 and is guaranteed by three non-related entities.

(4)	Short-term Bank Loans

Short-term bank loans as of March 31, 2010 and December 31, 2009 consist of the following:
	March 31,	December 31,
	2010	2009

Loan from Agricultural Bank of China, with an interest at a rate of 5.841% guaranteed by non-related entities, and matures in November 2010	$1,318,430	$1,318,063

Loan from Agricultural Bank of China, with an interest at a rate of 5.841% guaranteed by non-related entities, and matures in November 2010	585,969	585,807

Loan from Agricultural Bank of China, with an interest at a rate of 5.346% guaranteed by non-related entities, and matured in March 2010	-	1,318,063
	$1,904,399	$3,221,933

Weighted average interest rates for these bank loans were 5.841% and 5.663% at March 31, 2010 and December 31, 2009, respectively.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Draft Notes Payable

The Company issued certain notes payable to suppliers, which notes are guaranteed by the Company’s banks. These notes payable were issued as replacements of the accounts payable. The terms of these draft notes payable vary depending on negotiations with specific suppliers. Typical terms are in the range of three to six months. On the maturity dates, the note holders present these notes to the banks to draw cash based on the note amounts. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of December 31, 2009, the Company had a draft note payable in the amount of $2,929,030 (RMB 20,000,000). This note was guaranteed by China Zheshang Bank and matured in March 2010. . The Company was required to maintain $2,929,030 as guaranteed funds, which was classified as restricted cash as of December 31, 2009. As of March 31, 2010, the Company had no outstanding draft notes payable.

The purpose of this type of arrangement is to provide additional time to the Company to remit payments while allowing vendors to avoid any credit risk since the vendors are guaranteed payment by the bank.

(6)	Major Customers and Suppliers

During the three months ended March 31, 2010, sales to one customer accounted for 31% of the Company’s net revenue. During the three months ended March 31, 2009, sales to the Company’s two largest customers accounted for 24% of its net revenue.

During the three months ended March 31, 2010 and 2009, the Company purchased a total of $34.46 million and $28.13 million, respectively, from its three largest suppliers, which together accounted for 59% and 63%, respectively, of the Company’s total purchases.

(7)	Related Party Balances and Transactions

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of March 31, 2010 and December 31, 2009, the outstanding balances due to Cheng Weihong were $19,393 and $19,391, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $85,467 on behalf of the Company during the three months ended March 31, 2010.  As of March 31, 2010 and December 31, 2009, outstanding balances due to Sino Peace Limited were $1,061,672 and $975,920, respectively.

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8)	Segment Information

The Company has five principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising services, (4) automobile import value added services, and (5) auto mall management services. These operating segments were determined based on the nature of services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total
March 31, 2010

Net revenue	$52,384,342	$319,583	$1,077,331	$284,694	$83,322	$-	$54,149,272

Cost of revenue	51,357,779	6,384	36,299	8,135	4,683	-	51,413,280

Operating expenses
Selling and marketing	62,065	36,128	63,256	27,880	9,071	-	198,400
General and administrative	88,912	59,816	13,003	19,405	15,019	196,155	392,310
Total operating expenses	150,977	95,944	76,259	47,285	24,090	196,155	590,710

Income (loss) from operations	$875,586	$217,255	$964,773	$229,274	$54,549	$(196,155)	$2,145,282

Three Months Ended	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total
March 31, 2009

Net revenue	$44,081,450	$255,981	$633,250	$153,333	$-	$-	$45,124,014

Cost of revenue	42,698,812	5,226	33,487	7,615	-	-	42,745,140

Operating expenses
Selling and marketing	88,319	21,494	45,751	5,265	-	-	160,829
General and administrative	77,543	17,069	15,905	4,484	-	255,981	370,982
Total operating expenses	165,862	38,563	61,656	9,749	-	255,981	531,811

Income (loss) from operations	$1,216,776	$212,192	$538,107	$135,969	$-	$(255,981)	$1,847,063

Following are total assets by segment:
	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total
Total Assets
As of March 31, 2010	$38,300,979	$13,764,470	$1,089,490	$653,694	$83,332	$217,898	$54,109,863

As of December 31, 2009	$36,248,793	$14,212,513	$694,877	$416,926	$-	$138,975	$51,712,084

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)	Subsequent Event

On April 21, 2010, the Company entered into a memorandum of understanding with Chongqing Qizhong Technology Development Corporation to acquire www.goodcar.cn and the related business for the aggregate consideration of $7 million, consisting of $2 million in cash and 1 million shares of common stock of the Company.

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

Prospective shareholders should understand that several factors govern whether any forward-looking statements contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the report on Form 10-K as filed with the Securities and Exchange Commission.

Business Overview

Prior Operations of China Auto Logistics Inc.

China Auto Logistics Inc., formerly Fresh Ideas Media, Inc., was incorporated in the State of Nevada on February 22, 2005. Fresh Ideas Media, Inc. was engaged in the advertising and consulting business. In February 2005, Fresh Ideas Media, Inc. formed a wholly-owned subsidiary, Community Alliance, Inc. (“Community Alliance”), an entity which markets sub-licenses for take-home school folders. Fresh Ideas Media, Inc. had only commenced limited operations and had not yet generated significant revenues, and was therefore considered a development stage company.

The Exchange and the Spin-Off

 On November 10, 2008, Fresh Ideas Media, Inc. entered into an Exchange Agreement (the “Exchange”) with Ever Auspicious International Limited, a Hong Kong corporation (“HKCo”), whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 11,700,000 newly-issued shares of our common stock. The closing of the Exchange (the “Closing”) occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing.  Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58%, respectively, of the issued and outstanding common stock of Fresh Ideas Media, Inc..  As of the Closing, HKCo beneficially owned approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc.  As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations are those of HKCo.  Shortly after the Closing, Fresh Ideas Media, Inc. changed its name from Fresh Ideas Media, Inc. to China Auto Logistics Inc. (the “Company”).

In connection with the consummation of the Exchange, Fresh Ideas Media, Inc. agreed to complete the spin-off of Community Alliance through a dividend of all of the issued and outstanding capital stock of Community Alliance to holders of Fresh Ideas Media, Inc.’s common stock as of September 9, 2008. The spin-off was approved by the Board of Directors of Fresh Ideas Media, Inc. on September 9, 2008. As a result of the spin-off, the business and operations of HKCo are the sole business and operations of Fresh Ideas Media, Inc.

HKCo was incorporated in Hong Kong on October 17, 2007.  Prior to December 25, 2007, HKCo had minimal assets and no operations. On December 25, 2007, Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”) a company established under the laws of the People’s Republic of China (“PRC”), became a wholly-owned foreign enterprise of HKCo.   This arrangement was approved by the relevant ministries of the PRC government.

Upon the completion of the above-mentioned transactions on December 25, 2007 and November 10, 2008, the Company owned 100% of HKCo which owned 100% of Shisheng, the operating entity of HKCo.  For financial reporting purposes, these transactions were classified as a recapitalization of Shisheng and the historical financial statements of Shisheng were reported as the Company’s historical financial statements.

Listing on NASDAQ

Effective January 8, 2010, the Company commenced trading of its shares of common stock on the NASDAQ Global Market under the trading symbol CALI.

Current Business of the Company

The Company, through its website, www.at188.com, engages in automobile sales, customs clearance services, storage services and national transportation services.  The Company is the only one-stop automobile service provider in Tianjin, also providing dealer financing to its customers. Additionally, the Company’s website www.at160.com, currently running in 15 cities, targets domestically manufactured automobile dealers and traders in an effective and efficient quoting platform, with a user-friendly interface for the customers to identity the best quotes and packages.

On April 23, 2010 the Company launched its new website www.cali.com.cn to integrate and meet on a single site the needs of the full spectrum of the PRC’s dynamic automotive public including dealers, suppliers, auto purchasers and drivers of both foreign and domestically manufactured automobiles.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers in obtaining bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (a) displaying graphic advertisements on the Company’s websites and (b) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile import value added services, and (5) auto mall management services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes the sales of automobiles upon delivery and acceptance by the customers and where collectibility is reasonably assured.

Service revenue related to financing services is recognized ratably over the financing period.

Service fees for graphic advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term.

The Company charges a monthly fee for listing services and recognizes the revenue when services are performed.

The Company recognizes revenue from automobile import value added services when such services are performed.

Revenue from auto mall management services is recognized ratably over the service period.

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for Value Added Taxes on a net basis. The Company records and pays business taxes based on a percentage of the net service revenues and reports the service revenue net of the business taxes and other sales related taxes.

Receivables Related to Financing Services

The Company records receivables related to Financing Services when cash is loaned to customers to finance their purchases of automobiles. Upon repayment by customers, the Company records the amounts as reductions of receivables related to Financing Services. Receivables related to Financing Services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan services and such fees are prepaid by customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as for the three months ended March 31, 2010 and 2009 and as of balance sheet dates.

Inventories

Inventory is stated at the lower of cost (using the first-in-first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory.

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is Renminbi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our Company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

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

New Accounting Pronouncements Not Yet Adopted

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

RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying condensed financial statements and their related notes included in this Quarterly Report on Form 10-Q.  References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of China Auto Logistics Inc. and its wholly-owned and majority-owned subsidiaries.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

 The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months ended March 31,				Change in
	2010		2009		%
Net revenue	$54,149,272	100.00%	$45,124,014	100.00%	20.00%
Cost of revenue	51,413,280	94.95%	42,745,140	94.73%	20.28%
Gross profit	2,735,992	5.05%	2,378,874	5.27%	15.01%
Operating expenses	590,710	1.09%	531,811	1.18%	11.08%
Income from operations	2,145,282	3.96%	1,847,063	4.09%	16.15%
Other expenses	6,966	0.01%	59,218	0.13%	(88.24)%
Income before income taxes and noncontrolling interests	2,138,316	3.95%	1,787,845	3.96%	19.60%
Net income	1,553,800	2.87%	1,292,743	2.86%	20.19%
Net income attributable to shareholders of China Auto Logistics Inc.	$1,528,446	2.82%	$1,161,183	2.57%	31.63%

For the three months ended March 31, 2010, our net revenue increased 20.00% to $54,149,272, from $45,124,014 for the same period in 2009, and our cost of revenue increased 20.28% to $51,413,280 from $42,745,140 for the same period in 2009. The ratio of cost of revenue to net revenues increased 22 basis points from 94.73% for the three months ended March 31, 2009 to 94.95% for the same period in 2010. As compared to the same period in 2009, our gross profit, income from operations and net income for the three months ended March 31, 2010 increased 15.01% to $2,735,992, 16.15% to $2,145,282 and 20.19% to $1,553,800, respectively due to an increase in our web-based advertising service revenue.

Net income attributable to shareholders of China Auto Logistics Inc. increased 31.63% from $1,161,183 for the three months ended March 31, 2009 to $1,528,446 for the three months ended March 31, 2010. The increase was primarily due to an increase in web-based advertising service revenue as discussed above, and the Company’s increased share of its subsidiaries’ profit following its further acquisitions of equity holdings in each of three subsidiaries to 98% on July 23, 2009.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months ended March 31,				Change in
	2010		2009		%
Net revenue	$54,149,272	100.00%	$45,124,014	100.00%	20.00%
- Sales of Automobiles	52,384,342	96.74%	44,081,450	97.69%	18.84%
- Financing Services	319,583	0.59%	255,981	0.57%	24.85%
- Web-based Advertising Services	1,077,331	1.99%	633,250	1.40%	70.13%
- Automobile Import Value Added Services	284,694	0.53%	153,333	0.34%	85.67%
- Auto Mall Management Services	83,322	0.15%	-	-	N/A

Sales of Automobiles

Net revenue from sales of automobiles increased 18.84% to $52,384,342 for the three months ended March 31, 2010 from $44,081,450 for the same period in 2009. During the three months ended March 31, 2010 and 2009, the Company sold 626 automobiles and 559 automobiles, respectively, representing an increase of 11.99% in volume. The average unit selling price per automobile for the three months ended March 31, 2010 increased 6.12% to $83,681 from $78,858 for the same period in 2009. The Company will continue its focus on marketing of luxury high-end automobiles.

Our top three customers for the three months ended March 31, 2010 and 2009 generated approximately 45.60% and 30.02% of our total net revenue, respectively.  The Company will continue to maintain close working relationships with its top customers while reducing the concentration of revenues among these top customers.

Financing Services

Net revenues from financing services (“Financing Services”) for the three months ended March 31, 2010 increased 24.85% to $319,583 from $255,981 for the same period in 2009. Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC. A factor that affects our revenue from financing services is our relationship with major commercial banks, with whom we have established good credit.  Any decrease of credit limits or expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide financing services or affect our purchasing power.  However, we have not experienced any difficulties in accessing credit lines and loan facilities with banks in the past. Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China, China Merchants Bank and PuDong Development Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 31, 2010, the Company had a credit line of $38,820,444 (RMB 265,000,000). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Web-based Advertising Services

Revenue generated from advertisements on our websites (“Web-based Advertising Services”) has experienced continuous growth in recent periods.

Our revenue from Web-based Advertising Services increased 70.13%, from $633,250 for the three months ended March 31, 2009 to $1,077,331 for the three months ended March 31, 2010. Currently, our websites have over 160 paid subscribers and over 1,000 advertisers, and cover 15 cities in the PRC.  Currently, all of our revenue from our websites is generated from subscription fees and advertisements. We aim to generate 50% of revenues from our websites subscription fees and advertisements, and 50% from Automobile Import Value Added Services sold over the Internet.

We are rapidly developing our websites and expect continuous growth in revenue from our websites as a result of expanding our reach from 15 cities currently to 60 cities throughout the PRC. The Company aims to reach 70% of the auto buying pubic in the PRC in future years. The revenue growth rate from our websites has been lower as a result of providing discounts to our customers as a way of attracting business while the websites are still in an expansion phase. We also provide subscription-exemptions, discounted prices or free advertisements to attract repeat customers.

Automobile Import Value Added Services

Our Automobile Import Value Added Services revenue increased 85.67%, from $153,333 for the three months ended March 31, 2009 to $284,694 for the three months ended March 31, 2010, primarily due to the global economic recovery since mid-2009.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center for a one-year period for an aggregate consideration of $1,000,000. The Company started to provide such services in March 1, 2010 and the related services fee is recognized ratably over the service period.  The related revenue earned in the period is included under our Auto Mall Management Services segment.

Our Auto Mall Management Services revenue for the three months ended March 31, 2010 was $83,322 and there was no such revenue in the same period of 2009.

Cost of Revenue

	Three Months ended March 31,				Change in
	2010		2009		%
Net revenue	$54,149,272	100.00%	$45,124,014	100.00%	20.00%
Cost of revenue	51,413,280	94.95%	42,745,140	94.73%	20.28%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Import Value Added Services and Auto Mall Management Services. Our cost of revenue increased 20.28%, from $42,745,140 for the three months ended March 31, 2009 to $51,413,280 for the three months ended March 31, 2010. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months ended March 31,				Change in
	2010		2009		%
Operating Expenses
- Selling and Marketing	$198,400	33.59%	$160,829	30.24%	23.36%
- General and Administrative	392,310	66.41%	370,982	69.76%	5.75%
Total	$590,710	100.00%	$531,811	100.00%	11.08%

During the three months ended March 31, 2010, our total operating expenses increased 11.08% to $590,710 from $531,811 for the same period in 2009. This increase was a combination of a 23.36% increase in selling and marketing expenses to $198,400 for the three months ended March 31, 2010 from $160,829 for the same period in 2009, and a 5.75% increase in general and administrative expenses (“G&A”) to $392,310 for the three months ended March 31, 2010 from $370,982 for the same period in 2009.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in
	2010	2009	%
Primary selling and marketing expenses
- Payroll	$33,531	$21,663	54.78%
- Office supplies	31,560	13,454	134.58%
- Entertainment	6,203	20,017	(69.01)%
- Auto insurance, maintenance and fees	34,620	27,713	24.92%
- Rent	42,037	41,976	0.15%
- Low value consumables	23,925	-	N/A

Payroll expenses increased 54.78% to $33,531 for the three months ended March 31, 2010 from $21,663 for the same period in 2009 due to the cost of additional staff for the new segment of Auto Mall Management Services and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Office supplies and low value consumables are higher in the three months ended March 31, 2010 as a result of the Company’s acquisition of certain office equipment. In 2010, auto insurance, maintenance and fees increased 24.92% primarily in line with the business growth of Auto Import Value Added Services.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Three Months Ended March 31,		Change in
	2010	2009	%
Primary general and administrative expenses
- Payroll	$83,905	$42,054	99.52%
- Entertainment	23,781	32,323	(26.43)%
- Depreciation	45,550	49,889	(8.70)%
- Auto insurance, maintenance and fees	11,741	31,318	(62.51)%
- Legal and professional fees	185,878	141,000	31.83%

Payroll expenses increased 99.52% to $83,905 for the three months ended March 31, 2010 from $42,054 for the same period in 2009 primarily due to the rising costs of offering competitive remuneration packages to maintain qualified management staff. Entertainment decreased by 26.43% compared to that in the same period in 2009, which was primarily due to corporate activities relating to the Company’s listing on NASDAQ in the three months ended March 31, 2009. Legal and professional fees increased 31.83% for the three months ended March 31, 2010 to $185,878 from $141,000 in the same period of 2009, related to the cost of hiring an additional consultant to handle U.S. reporting matters.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company steadily purchased office equipment and updated computer and server hardware and software. As a result of certain office equipment and automobiles being fully depreciated, depreciation and amortization decreased 13.34% for the three months ended March 31, 2010 to $47,924 from $55,299 in the same period of 2009. As of March 31, 2010, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

 Income from operations increased 16.15% for the three months ended March 31, 2010 to $2,145,282 from $1,847,063 in the same period of 2009, which is primarily attributable to growth in revenue and gross profit.

Gross profits increased 15.01% for the three months ended March 31, 2010 to $2,735,992 from $2,378,874 in the same period of 2009, due to an increase in net revenues of 20.00% from $45,124,014 to $54,149,272.

In the future, in our automobiles sales business, we aim to improve profitability. We expect to strengthen relationships with our major suppliers to obtain more favorable terms such as freight exemptions and discounts. We also expect increased profit from continued growth in our website services and auto-related services business.

Inflation

We believe that inflation has had a negligible effect on operations for the three months ended March 31, 2010 and 2009. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Companty. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Liquidity and Capital Resources

We generally finance our operations through a combination of operating profit, short-term borrowing from banks and shareholder loans. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Form 10-Q, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the ordinary course of business and repaying our bank loans when they come due.

We believe that the level of financial resources is a significant factor for our future development and accordingly we may determine from time to time to raise capital through private debt or equity financings to strengthen the Company’s financial position, to expand our facilities and to provide the Company with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to the Company.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

Net cash provided by (used for) operating activities	$2,949,223	$(151,994)
Net cash used for investing activities	(162,006)	(2,391)
Net cash used for financing activities	(1,318,247)	(662,194)
Effect on exchange rate change on cash	839	(468)
Cash and cash equivalents at beginning of period	2,255,058	1,598,781
Cash and cash equivalents at end of period	3,724,867	781,734

Operating Activities

During the three months ended March 31, 2010, we generated net cash from operating activities of $2,949,223, as compared to net cash used for operating activities of $151,994 in the same period of 2009. The increase is primarily a result of a higher net income of $1,553,800 and a net contribution from changes in working capital of $1,326,714. This net contribution from changes in working capital is primarily due to a decrease in advances to suppliers of $6,442,287 and an increase in customer deposits of $3,174,044, which was partly offset by an increase in the inventories of $6,862,983 and a decrease in draft notes payable of $2,929,437 in the period.

During the three months ended March 31, 2009, net cash used for operating activities was primarily related to an increase in notes receivable of $2,193,859, an increase in inventories of $1,619,588, an increase in restricted cash of $1,714,970 and a decrease in customer deposits of $3,220,180, which was partially offset by a decrease in advances to suppliers for $3,440,069 and an increase in draft notes payable of 2,925,146.

Investing Activities

During the three months ended March 31, 2010, net cash used for investing activities was $162,006. This was primarily attributable to cash used for purchases of property and equipment of $180,993.

During the three months ended March 31, 2009, net cash used for investing activities was $2,391, which resulted from cash used for the purchase of property and equipment of $2,391.

Financing Activities

During the three months ended March 31, 2010, net cash used for financing activities was $1,318,247, as compared to $662,194 of net cash used for financing activities in the same period of 2009.

Our total cash and cash equivalents increased to $3,724,867 as of March 31, 2010, as compared to $781,734 as of March 31, 2009.

Off-Balance Sheet Arrangements

The Company does not have any outstanding derivative financial instruments, off-balance sheet guarantees or interest rate swap transactions of foreign currency forward contracts.  The Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or that engages in leasing, hedging or research and development services with the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

A.           Evaluation of Disclosure Controls and Procedures

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

B.           Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
 Item 1.  Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors.

Not required.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

(a)           There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended March 31, 2010.

Item 6.   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement, dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated, as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

Exhibit Number	Exhibit Description

2.3 (1)	Supplementary Agreement to Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Tong Shiping
Chief Executive Officer

Dated:  May 17, 2010

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement, dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.

17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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