Form 10-Q
period 2010-06-30
China Auto Logistics Inc
filed 2010-08-16
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2010
Common Stock, $.001 par value per share	18,100,000 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,931,235	$2,255,058
Restricted cash	3,236,054	4,296,368
Accounts receivable – trade	83,768	-
Receivables related to financing services	25,485,629	9,499,219
Inventories	20,782,705	16,617,641
Advances to suppliers	19,548,472	18,151,077
Prepaid expenses	28,479	36,516
Value added tax refundable	702,765	368,272
Total current assets	71,799,107	51,224,151

Property and equipment, net	583,327	487,933
Total Assets	$72,382,434	$51,712,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$23,865,815	$7,766,981
Bank loans payable	1,914,327	3,221,933
Draft notes payable	-	2,929,030
Accrued expenses	239,062	455,276
Customer deposits	12,421,417	5,857,640
Deferred revenue	144,062	82,185
Due to shareholder	1,188,460	975,920
Due to director	19,441	19,391
Income tax payable	709,643	2,132,891
Total current liabilities	40,502,227	23,441,247

Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid-in capital	13,273,530	13,273,530
Accumulated other comprehensive income	2,445,029	2,278,788
Retained earnings	15,789,718	12,400,067
Total China Auto Logistics Inc. shareholders’ equity	31,526,377	27,970,485
Noncontrolling interests	353,830	300,352
Total equity	31,880,207	28,270,837

Total liabilities and shareholders’ equity	$72,382,434	$51,712,084

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$54,820,581	$45,113,772	$108,969,853	$90,237,786
Cost of revenue	51,786,674	42,751,514	103,199,954	85,496,654
Gross profit	3,033,907	2,362,258	5,769,899	4,741,132

Operating expenses:
Selling and marketing	187,127	143,318	385,527	304,147
General and administrative	292,362	216,621	684,672	587,603
Total operating expenses	479,489	359,939	1,070,199	891,750

Income from operations	2,554,418	2,002,319	4,699,700	3,849,382

Other income (expenses):
Interest income	5,582	2,398	38,167	3,761
Interest expenses	(28,191)	(45,836)	(67,742)	(106,417)
Other income	5,928	-	5,928	-
Total other expenses	(16,681)	(43,438)	(23,647)	(102,656)

Income before income taxes	2,537,737	1,958,881	4,676,053	3,746,726

Income taxes	650,734	503,202	1,235,250	998,304

Net income	1,887,003	1,455,679	3,440,803	2,748,422

Less: Net income attributable to
noncontrolling interests	25,798	130,452	51,152	262,012

Net income attributable to shareholders of China Auto Logistics Inc.	$1,861,205	$1,325,227	$3,389,651	$2,486,410

Earnings per share attributable to shareholders of China Auto Logistics Inc.
– basic and diluted	$0.10	$0.07	$0.19	$0.14

Weighted average number of common share outstanding
– basic and diluted	18,100,000	18,100,000	18,100,000	18,100,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$1,887,003	$1,455,679	$3,440,803	$2,748,422

Other comprehensive income
Foreign currency translation adjustments	160,479	13,792	168,567	9,720

Comprehensive income	2,047,482	1,469,471	3,609,370	2,758,142

Less: Comprehensive income attributable to
noncontrolling interests	27,992	131,495	53,478	292,629

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$2,019,490	$1,337,976	$3,555,892	$2,465,513

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$3,440,803	$2,748,422

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	100,050	108,494
Change of inventory reserve	-	(146,257)
Loss on disposal of property and equipment	2,495	-

Changes in operating assets and liabilities:
Restricted cash	1,079,348	(3,090,431)
Accounts receivable – trade	(83,322)	(125,957)
Receivables related to financing services	117,943	1,798,546
Inventories	(4,044,400)	243,886
Advances to suppliers	(1,311,971)	(3,271,805)
Prepaid expenses, other current assets and other assets	8,203	8,088
Value added tax refundable	(328,895)	447,755
Deferred tax assets	-	36,564
Accounts payable	-	922,752
Draft notes payable	(2,929,437)	-
Accrued expenses	(11,471)	66,664
Customer deposits	6,505,928	267,919
Deferred revenue	61,155	2,567
Income tax payable	(1,432,829)	(631,404)
Net cash provided by (used for) operating activities	1,173,600	(614,197)

Cash flows from investing activities
Proceeds from disposal of property and equipment	18,987	-
Purchase of property and equipment	(213,702)	(4,875)
Net cash used for investing activities	(194,715)	(4,875)

Cash flows from financing activities
Proceeds from short-term bank loans	-	1,316,315
Repayments of short-term bank loans	(1,318,247)	(1,316,315)
Repayments of lines of credit related to automobile purchases	-	(662,194)
Net cash flows used for financing activities	(1,318,247)	(662,194)

Effect of exchange rate change on cash	15,539	86

Net decrease in cash and cash equivalents	(323,823)	(1,281,180)

Cash and cash equivalents at the beginning of period	2,255,058	1,598,781
Cash and cash equivalents at the end of period	$1,931,235	$317,601

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Six Months Ended June 30,
	2010	2009

Supplemental disclosure of cash flow information:
Interest paid	$28,191	$108,027
Income taxes paid	$2,670,329	$1,585,494

Non-cash activities:

Increase of borrowings on lines of credit for loans extended to the Company’s customers	$16,010,892	$2,355,496
Increase in balance due to shareholders for accrued expenses paid by shareholder	$206,406	$190,750

Increase of draft notes receivable for customer deposits	$-	2,925,870

Increase of draft notes payable for advances to suppliers	$-	2,925,146

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2010 and the results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the cash flows for the six-month periods ended June 30, 2010 and June 30, 2009. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company's operations in the PRC use the local currency, Renminbi ("RMB"), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2010 and December 31, 2009 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of June 30, 2010 and December 31, 2009.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2010 and 2009, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

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

(2)           Property and Equipment

A summary of property and equipment is as follows:
	June 30,	December 31,
	2010	2009

Computer	$211,604	$210,448
Office equipment, furniture and fixtures	169,638	125,676
Automobiles	1,131,975	1,029,631
	1,513,217	1,365,755
Less: Accumulated depreciation	929,890	877,822
	$583,327	$487,933

Depreciation and amortization expense for property and equipment amounted to approximately $52,126 and $53,195 for the three months ended June 30, 2010 and 2009, respectively, and $100,050 and $108,494 for the six months ended June 30, 2010 and 2009, respectively.

 (3)           Lines of Credit Related to Financing Services

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 15% to 30% of the purchase price of the automobiles. The banks take custody of the automobiles until the borrowings are fully repaid.

China Merchants Bank

In June 2010, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,044,191 (RMB75,000,000) as of June 30, 2010. As of June 30, 2010, the Company had outstanding balances of $3,914,848. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

In May 2009, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $13,180,633 (RMB 90,000,000) as of December 31, 2009. As of December 31, 2009, the Company had outstanding balances of $3,739,100. This facility line of credit matured in May 2010 and was guaranteed by a director and a non-related entity.

Agricultural Bank of China

In January 2010, the Company entered into a new facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $16,934,427 (RMB 115,000,000) as of June 30, 2010. The Company had an outstanding balance of $14,290,368 as of June 30, 2010. This facility line of credit is guaranteed by three non-related entities.

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to facilitate its financing service business. The Company had an outstanding balance of $99,635 as of December 31, 2009. These facility lines of credit expired in December 2009 and were guaranteed by non-related entities.

PuDong Development Bank

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $14,725,589 (RMB100,000,000) as of June 30, 2010. As of June 30, 2010, the Company had outstanding balances of $1,049,803. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

In June 2009, the Company entered into a facility line of credit agreement with PuDong Development Bank related to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $8,787,089 (RMB 60,000,000) as of December 31, 2009. As of December 31, 2009, the Company had outstanding balances of $3,928,246. This facility line of credit expired in May 2010 and was guaranteed by a non-related entity.

ZheJiang Commercial Bank

In April 2010, the Company entered into a facility line of credit agreement with ZheJiang Commercial Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,362,794 (RMB50,000,000) as of June 30, 2010. As of June 30, 2010, the Company had outstanding balances of $4,610,796. The facility line of credit matures in June 2012 and is guaranteed by two directors and two non-related entities.

(4)           Short-term Bank Loans

Short-term bank loans as of June 30, 2010 and December 31, 2009 consist of the following:
	June 30,	December 31,
	2010	2009

Loan from Agricultural Bank of China, with interest rate of 5.841% guaranteed by non-related entities, and matures in November 2010	$1,325,303	$1,318,063

Loan from Agricultural Bank of China, with interest rate of 5.841% guaranteed by non-related entities, and matures in November 2010	589,024	585,807

Loan from Agricultural Bank of China, with interest rate of 5.346% guaranteed by non-related entities, and matured in March 2010	-	1,318,063
	$1,914,327	$3,221,933

Weighted average interest rates for these bank loans were 5.841% and 5.663% at June 30, 2010 and December 31, 2009, respectively.

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

As of December 31, 2009, the Company had a draft note payable in the amount of $2,929,030 (RMB 20,000,000). This note was guaranteed by ZheJiang Commercial Bank and matured in March 2010. The Company was required to maintain $2,929,030 as guaranteed funds, which was classified as restricted cash as of December 31, 2009. As of June 30, 2010, the Company had no outstanding draft notes payable.

The purpose of this type of arrangement is to provide additional time to the Company to remit payments while allowing vendors to avoid any credit risk since the vendors are guaranteed payment by the bank.

(6)           Major Customers and Suppliers

Sales to the Company’s largest customer accounted for 24% and 33% of the Company’s sales during the three months ended June 30, 2010 and 2009, respectively, and 28% and 23% of the Company’s sales during the six months ended June 30, 2010 and 2009, respectively. No other customers had more than 10% of the Company sales for these periods.

Purchases from the Company’s largest supplier during the three months ended June 30, 2010 and purchases from its three largest suppliers during the three months ended June 30, 2009 accounted for 10% and 57%, respectively, of the Company’s total purchases. And, during the six months ended June 30, 2010 and 2009, purchases from the Company's three largest suppliers accounted for 42% and 60%, respectively, of the Company’s purchases.

(7)           Related Party Balances and Transactions

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of June 30, 2010 and December 31, 2009, the outstanding balances due to Cheng Weihong were $19,441 and $19,391, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses of $120,939 and $134,158 during the three months ended June 30, 2010 and 2009, respectively, and $206,406 and $190,750 during the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and December 31, 2009, outstanding balances due to Sino Peace Limited were $1,188,460 and $975,920, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended June 30, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$52,782,164	$460,468	$1,167,519	$159,644	$250,786	$-	$54,820,581

Cost of revenue	51,723,982	5,144	28,489	7,560	21,499	-	51,786,674

Operating expenses
Selling and marketing	60,426	39,228	60,178	7,541	19,754	-	187,127
General and administrative	54,214	45,214	16,403	7,582	22,768	146,181	292,362
Total operating expenses	114,640	84,442	76,581	15,123	42,522	146,181	479,489

Income (loss) from operations	$943,542	$370,882	$1,062,449	$136,961	$186,765	$(146,181)	$2,554,418

Three Months Ended June 30, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$43,868,870	$361,786	$712,168	$170,948	$-	$-	$45,113,772

Cost of revenue	42,720,915	-	28,222	2,377	-	-	42,751,514

Operating expenses
Selling and marketing	71,046	28,629	33,004	10,639	-	-	143,318
General and administrative	45,768	17,518	13,466	6,977	-	132,892	216,621
Total operating expenses	116,814	46,147	46,470	17,616	-	132,892	359,939

Income (loss) from operations	$1,031,141	$315,639	$637,476	$150,955	$-	$(132,892)	$2,002,319

Six Months Ended June 30, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$105,166,506	$780,051	$2,244,850	$444,338	$334,108	$-	$108,969,853

Cost of revenue	103,081,761	11,528	64,788	15,695	26,182	-	103,199,954

Operating expenses
Selling and marketing	122,491	75,356	123,434	35,421	28,825	-	385,527
General and administrative	143,126	105,030	29,406	26,987	37,787	342,336	684,672
Total operating expenses	265,617	180,386	152,840	62,408	66,612	342,336	1,070,199

Income (loss) from operations	$1,819,128	$588,137	$2,027,222	$366,235	$241,314	$(342,336)	$4,699,700

Six Months Ended June 30, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$87,950,320	$617,767	$1,345,418	$324,281	$-	$-	$90,237,786

Cost of revenue	85,419,727	5,226	61,709	9,992	-	-	85,496,654

Operating expenses
Selling and marketing	159,365	50,123	78,755	15,904	-	-	304,147
General and administrative	123,311	34,587	29,371	11,461	-	388,873	587,603
Total operating expenses	282,676	84,710	108,126	27,365	-	388,873	891,750

Income (loss) from operations	$2,247,917	$527,831	$1,175,583	$286,924	$-	$(388,873)	$3,849,382

Following are total assets by segment:
Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total
As of June 30, 2010	$42,051,159	$29,103,139	$635,760	$381,456	$83,768	$127,152	$72,382,434

As of December 31, 2009	$36,248,793	$14,212,513	$694,877	$416,926	$-	$138,975	$51,712,084

Item 2.   Management Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of China Auto Logistics Inc. and its wholly-owned direct and indirect subsidiaries, Ever Auspicious International Limited and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd., except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of China Auto Logistics Inc., a Nevada corporation (the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

Forward Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected.

Prospective shareholders should understand that several factors govern whether any forward-looking statements contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009.

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

The Exchange and the Spin-Off

On November 10, 2008, Fresh Ideas Media, Inc. entered into an Exchange Agreement (the “Exchange”) with Ever Auspicious International Limited, a Hong Kong corporation (“HKCo”), whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 11,700,000 newly-issued shares of our common stock. The closing of the Exchange (the “Closing”) occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing.  Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58%, respectively, of the issued and outstanding common stock of Fresh Ideas Media, Inc.  As of the Closing, HKCo beneficially owned approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc.  As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations are those of HKCo.  Shortly after the Closing, Fresh Ideas Media, Inc. changed its name to China Auto Logistics Inc.

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

HKCo was incorporated in Hong Kong on October 17, 2007.  Prior to December 25, 2007, HKCo had minimal assets and no operations. On December 25, 2007, Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), a company established under the laws of the People’s Republic of China, became a wholly-owned foreign enterprise of HKCo.  This arrangement was approved by the relevant ministries of the PRC government.

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

Shisheng’s businesses include sales of both domestically manufactured automobiles and imported automobiles, providing financing services related to imported automobiles, and providing logistic services relating to the automobile importing process and other automobile import value added services such as assistance with customs clearance, storage and nationwide delivery services. Shisheng holds 98% equity ownership in Hengjia Port Logistics Corp. (“Hengjia”), Ganghui Information Technology Corp. (“Ganghui”) and Zhengji International Trading Corp. (“Zhengji”). Hengjia’s business is to provide web-based advertising services and automobile import value added services to wholesalers and distributors in the imported vehicle trading industry. Ganghui’s business is to provide web-based, real-time information on imported automobiles. Zhengji’s is engaged in sales of both domestically manufactured automobiles and imported automobiles.

Listing on NASDAQ

Effective January 8, 2010, the Registrant commenced trading of its shares of common stock on the NASDAQ Global Market under the trading symbol CALI.

Current Business of the Company

The Company, through its website www.at188.com, engages in automobile sales, customs clearance services, storage services and national transportation services.  The Company is the only one-stop automobile service provider in Tianjin which also provides dealer financing to its customers. Additionally, the Company’s website www.at160.com, which covered 15 cities in the beginning of 2010 and currently covers 20 cities, targets domestically manufactured automobile dealers and traders with an effective and efficient quoting platform and a user-friendly interface for the customers to identity the best quotes and packages.

On April 23, 2010, the Company launched its new website www.cali.com.cn to integrate and meet on a single site the needs of the full spectrum of the PRC’s dynamic automotive public, including dealers, suppliers, auto purchasers and drivers of both foreign and domestically manufactured automobiles. On April 21, 2010, the Company entered into a memorandum of understanding with Chongqing Qizhong Technology Development Corporation to acquire www.goodcar.cn and the related business. Goodcar is in the business of providing consumers with information and discounted services relating to automobiles, including discounted gas, parking, car washes, body-shop repair and car maintenance. A definitive acquisition agreement has not yet been finalized for this transaction.

The Company believes the integration of these wide ranging sites and services in a single portal serving a broad spectrum of China's auto living public, as well as the addition of new web-based auto-related services, for businesses and consumers, will drive future growth.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as for the three months ended June 30, 2010 and 2009 and as of balance sheet dates.

Inventories

Inventory is stated at the lower of cost (using the first-in-first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our inventory is comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2010	% of net revenue	Three Months Ended June 30, 2009	% of net revenue	Change in %
Net revenue	$54,820,581	100.00%	$45,113,772	100.00%	21.52%
Cost of revenue	51,786,674	94.47%	42,751,514	94.76%	21.13%
Gross profit	3,033,907	5.53%	2,362,258	5.24%	28.43%
Operating expenses	479,489	0.87%	359,939	0.80%	33.21%
Income from operations	2,554,418	4.66%	2,002,319	4.44%	27.57%
Other expenses	16,681	0.03%	43,438	0.10%	(61.60)%
Income before income taxes and noncontrolling interests	2,537,737	4.63%	1,958,881	4.34%	29.55%
Net income	1,887,003	3.44%	1,455,679	3.23%	29.63%
Net income attributable to shareholders of China Auto Logistics Inc.	$1,861,205	3.40%	$1,325,227	2.94%	40.44%

For the three months ended June 30, 2010, our net revenue increased 21.52% to $54,820,581, from $45,113,772 for the same period in 2009, and our cost of revenue increased 21.13% to $51,786,674 from $42,751,514 for the same period in 2009. Gross profit margin increased 29 basis points from 5.24% for the three months ended June 30, 2009 to 5.53% for the same period in 2010. As compared to the same period in 2009, our gross profit, income from operations and net income for the three months ended June 30, 2010 increased 28.43% to $3,033,907, 27.57% to $2,554,418 and 29.63% to $1,887,003, respectively, primarily due to an increase in our web-based advertising service revenue and auto mall management service revenue.

Net income attributable to shareholders of China Auto Logistics Inc. increased 40.44% from $1,325,227 for the three months ended June 30, 2009 to $1,861,205 for the three months ended June 30, 2010. The increase was primarily due to an increase in web-based advertising service revenue and auto mall management service revenue, as discussed above, and the Company’s increased share of its subsidiaries’ profits following the increase in Shisheng’s equity ownership of each of Hengjia, Ganghui and Zhengji to 98% on July 23, 2009. Previously, Shisheng held equity interests in those companies of 80%, 80% and 86.4%, respectively.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2010	% of net revenue	Three Months Ended June 30, 2009	% of net revenue	Change in %
Net revenue	$54,820,581	100.00%	$45,113,772	100.00%	21.52%
- Sales of Automobiles	52,782,164	96.28%	43,868,870	97.24%	20.32%
- Financing Services	460,468	0.84%	361,786	0.80%	27.28%
- Web-based Advertising Services	1,167,519	2.13%	712,168	1.58%	63.94%
- Automobile Import Value Added Services	159,644	0.29%	170,948	0.38%	(6.61)%
- Auto Mall Management Services	250,786	0.46%	-	0.00%	100.00%

Sales of Automobiles

Net revenue from sales of automobiles increased 20.32% to $52,782,164 for the three months ended June 30, 2010 from $43,868,870 for the same period in 2009. During the three months ended June 30, 2010 and 2009, the Company sold 681 automobiles and 522 automobiles, respectively, representing an increase of 30.46% in volume. The average unit selling price per automobile for the three months ended June 30, 2010 decreased 7.77% to $77,507 from $84,040 for the same period in 2009 due to the change in sales mix in the quarter.  During the three months ended June 30, 2010, the number of automobiles sold with unit selling price below $50,000 increased to 26% of total sales of automobiles, representing a 7% period-on-period increase as compared to that for the three months ended June 30, 2009. However, the Company will continue its focus on the marketing of higher-end luxury automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 32% and 40% of the Company’s sales during the three months ended June 30, 2010 and 2009, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers.

Financing Services

The Company provides financing services (“Financing Services”) to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company.

Net revenue from Financing Services for the three months ended June 30, 2010 increased 27.28% to $460,468 from $361,786 for the same period in 2009. The Company has expanded its aggregate credit lines by approximately $14 million to $50 million as of June 30, 2010, from approximately $36 million as of December 31, 2009. As a result of the increase in credit lines during the period, revenue from financing services increased.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China, China Merchants Bank, PuDong Development Bank and ZheJiang Commercial Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of June 30, 2010, the Company had aggregate credit lines of $50,067,001 (RMB340,000,000). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

We view the business of Financing Services and Automobile Import Value Added Services, discussed below, as closely related, and both are heavily dependent upon market conditions. In particular, a tightening of the credit market in the PRC, to the extent it impacts our ability to obtain lines of credit from our banks or other additional financing, will also limit our ability to provide Financing Services to our customers.

Web-based Advertising Services

Revenue generated from advertisements on our websites (“Web-based Advertising Services”) has experienced continuous growth in recent periods as a result of the expanded coverage and increased popularity of our websites. Our revenue from Web-based Advertising Services increased 63.94%, from $712,168 for the three months ended June 30, 2009 to $1,167,519 for the three months ended June 30, 2010.

Currently, our websites have over 190 paid subscribers and over 1,200 advertisers, and cover 20 cities in the PRC. Our www.at188.com and www.at160.com are two of the most popular websites in China dealing with imported and domestic cars. Currently, our revenue from our websites is mainly generated from advertisements. We aim to generate 50% of revenues from our websites subscription fees and advertisements, and 50% from Automobile Import Value Added Services sold over the Internet.  We are rapidly developing our websites and expect continuous growth in revenue from our websites as a result of expanding our reach from 15 cities at the beginning of 2010 to currently 20 cities throughout the PRC, representing increased coverage in additional 8 cities as compared to its presence in 12 cities for the three months ended June 30, 2009. The Company aims to reach 70% of the auto buying public in the PRC in future years.

Automobile Import Value Added Services

Revenue generated through our customs clearance, storage and nationwide delivery services (“Automobile Import Value Added Services”) decreased 6.61%, from $170,948 for the three months ended June 30, 2009 to $159,644 for the three months ended June 30, 2010 due to fewer transactions in the three months ended June 30, 2010.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000. The Company started to provide such services in March 1, 2010 and the related services fee is recognized ratably over the service period.  The related revenue earned in the period is included under our Auto Mall Management Services segment.

Our Auto Mall Management Services revenue for the three months ended June 30, 2010 was $250,786 and there was no such revenue in the same period of 2009.

Cost of Revenue

	Three Months Ended June 30, 2010	% of net revenue	Three Months Ended June 30, 2009	% of net revenue	Change in %
Net revenue	$54,820,581	100.00%	$45,113,772	100.00%	21.52%
Cost of revenue	51,786,674	94.47%	42,751,514	94.76%	21.13%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Import Value Added Services and Auto Mall Management Services. Our cost of revenue increased 21.13%, from $42,751,514 for the three months ended June 30, 2009 to $51,786,674 for the three months ended June 30, 2010. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended June 30, 2010	% of total	Three Months Ended June 30, 2009	% of total	Change in %
Operating Expenses
- Selling and Marketing	$187,127	39.03%	$143,318	39.82%	30.57%
- General and Administrative	292,362	60.97%	216,621	60.18%	34.96%
Total	$479,489	100.00%	$359,939	100.00%	33.21%

During the three months ended June 30, 2010, our total operating expenses increased 33.21% to $479,487 from $359,939 for the same period in 2009. This increase was a combination of a 30.57% increase in selling and marketing expenses to $187,127 for the three months ended June 30, 2010 from $143,318 for the same period in 2009, and a 34.96% increase in general and administrative expenses (“G&A”) to $292,362 for the three months ended June 30, 2010 from $216,621 for the same period in 2009.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in %
	2010	2009
Primary selling and marketing expenses
- Payroll	$43,184	$26,406	63.54%
- Office supplies	22,971	13,572	69.25%
- Entertainment	8,462	6,070	39.41%
- Rent	44,723	42,017	6.44%

Payroll expenses increased 63.54% to $43,184 for the three months ended June 30, 2010 from $26,406 for the same period in 2009 due to the cost of additional staff for the new segment of Auto Mall Management Services and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Office supplies were higher in the three months ended June 30, 2010 as a result of the Company’s acquisition of certain low value office equipment.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Three Months Ended June 30,		Change in %
	2010	2009
Primary general and administrative expenses
- Payroll	$84,879	$42,409	100.14%
- Entertainment	18,469	16,581	11.39%
- Depreciation	50,997	44,603	14.34%
- Legal and professional fees	73,435	49,202	49.25%

Payroll expenses increased 100.14% to $84,879 for the three months ended June 30, 2010 from $42,409 for the same period in 2009 primarily due to the rising costs of offering competitive remuneration packages to maintain qualified management staff. Entertainment expenses increased by 11.39% from the same period in 2009, primarily due to increase of company events in the three months ended June 30, 2010. Legal and professional fees increased 49.25% for the three months ended June 30, 2010 to $73,435 from $49,202 in the same period of 2009, related to the increased costs of handling U.S. reporting matters.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company steadily purchased office equipment and updated computer and server hardware and software. As a result of certain office equipment and automobiles being fully depreciated, depreciation and amortization decreased 2.01% for the three months ended June 30, 2010 to $52,126 from $53,195 in the same period of 2009. As of June 30, 2010, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

Income from operations increased 27.57% for the three months ended June 30, 2010 to $2,554,418 from $2,002,319 in the same period of 2009, which is primarily attributable to growth in revenue and gross profit, as discussed above.

Gross profits increased 28.43% for the three months ended June 30, 2010 to $3,033,907 from $2,362,258 in the same period of 2009, due to an increase in net revenues of 21.52% from $45,113,772 to $54,820,581.

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

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2010	% of net revenue	Six Months Ended June 30, 2009	% of net revenue	Change in %
Net revenue	$108,969,853	100.00%	$90,237,786	100.00%	20.76%
Cost of revenue	103,199,954	94.71%	85,496,654	94.75%	20.71%
Gross profit	5,769,899	5.29%	4,741,132	5.25%	21.70%
Operating expenses	1,070,199	0.98%	891,750	0.99%	20.01%
Income from operations	4,699,700	4.31%	3,849,382	4.26%	22.09%
Other expenses	23,647	0.02%	102,656	0.11%	(76.96)%
Income before income taxes and noncontrolling interests	4,676,053	4.29%	3,746,726	4.15%	24.80%
Net income	3,440,803	3.16%	2,748,422	3.05%	25.19%
Net income attributable to shareholders of China Auto Logistics Inc.	$3,389,651	3.11%	$2,486,410	2.76%	36.33%

For the six months ended June 30, 2010, our net revenue increased 20.76% to $108,969,853, from $90,237,786 for the same period in 2009, and our cost of revenue increased 20.71% to $103,199,954 from $85,496,654 for the same period in 2009. Gross profit margin increased 4 basis points from 5.25% for the six months ended June 30, 2009 to 5.29% for the same period in 2010. As compared to the same period in 2009, our gross profit, income from operations and net income for the six months ended June 30, 2010 increased 21.70% to $5,769,899, 22.09% to $4,699,700 and 25.19% to $3,440,803, respectively primarily due to an increase in our web-based advertising service revenue and auto mall management service revenue.

Net income attributable to shareholders of China Auto Logistics Inc. increased 36.33% from $2,486,410 for the six months ended June 30, 2009 to $3,389,651 for the six months ended June 30, 2010. The increase was primarily due to an increase in web-based advertising service revenue and auto mall management services revenue, as discussed above, and the Company’s increased share of its subsidiaries’ profit following its further acquisitions of equity holdings in each of three subsidiaries to 98% on July 23, 2009.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2010	% of net revenue	Six Months Ended June 30, 2009	% of net revenue	Change in %
Net revenue	$108,969,853	100.00%	$90,237,786	100.00%	20.76%
- Sales of Automobiles	105,166,506	96.51%	87,950,320	97.47%	19.57%
- Financing Services	780,051	0.72%	617,767	0.68%	26.27%
- Web-based Advertising Services	2,244,850	2.06%	1,345,418	1.49%	66.85%
- Automobile Import Value Added Services	444,338	0.41%	324,281	0.36%	37.02%
- Auto Mall Management Services	334,108	0.30%	-	0.00%	100.00%

Sales of Automobiles

Net revenue from sales of automobiles increased 19.57% to $105,166,506 for the six months ended June 30, 2010 from $87,950,320 for the same period in 2009. During the six months ended June 30, 2010 and 2009, the Company sold 1,307 automobiles and 1,081 automobiles, respectively, representing an increase of 20.91% in volume. The average unit selling price per automobile for the six months ended June 30, 2010 decreased 1.10% to $80,464 from $81,360 for the same period in 2009 due to the change in sales mix in the second quarter of 2010. During the second quarter of 2010, the number of automobiles sold with unit selling price below $50,000 increased to 26% of total sales of automobiles, representing a 7% period-on-period increase as compared to that for the same period in 2009. However, the Company will continue its focus on the marketing of luxury high-end automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 37% and 33% of the Company’s sales during the six months ended June 30, 2010 and 2009, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers.

Financing Services

Net revenue from Financing Services for the six months ended June 30, 2010 increased 26.27% to $780,051 from $617,767 for the same period in 2009. Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC. The Company has expanded its aggregate credit lines by approximately $14 million to $50 million as of June 30, 2010, from approximately $36 million as of December 31, 2009. Revenue from Financing Services increased as a result of the increase in credit lines during the period.

Web-based Advertising Services

Our revenue from Web-based Advertising Services increased 66.85%, from $1,345,418 for the six months ended June 30, 2009 to $2,244,850 for the six months ended June 30, 2010. This increase is primarily due to the increased advertisement services rendered following the expended coverage and increased popularity of our websites as a result of expanding our reach from 15 cities at the beginning of 2010 to currently 20 cities throughout the PRC, representing increased coverage in additional 8 cities as compared to its presence in 12 cities for the three months ended June 30, 2009.

Automobile Import Value Added Services

Our Automobile Import Value Added Services revenue increased 37.02%, from $324,281 for the six months ended June 30, 2009 to $444,338 for the six months ended June 30, 2010. The increase is primarily in line with the increase in sales of automobiles.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the six months ended June 30, 2010 was $334,108, which represented revenue from a service agreement entered into with Tianjin Prominent Hero International Logistics Co., Ltd. dated March 1, 2010. There was no such revenue in the same period of 2009.

Cost of Revenue

	Six Months Ended June 30, 2010	% of net revenue	Six Months Ended June 30, 2009	% of net revenue	Change in %
Net revenue	$108,969,853	100.00%	$90,237,786	100.00%	20.76%
Cost of revenue	103,199,954	94.71%	85,496,654	94.75%	20.71%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Import Value Added Services and Auto Mall Management Services. Our cost of revenue increased 20.71%, from $85,496,654 for the six months ended June 30, 2009 to $103,199,954 for the six months ended June 30, 2010. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

Operating Expenses

	Six Months Ended June 30, 2010	% of total	Six Months Ended June 30, 2009	% of total	Change in %
Operating Expenses
- Selling and Marketing	$385,527	36.02%	$304,147	34.11%	26.76%
- General and Administrative	684,672	63.98%	587,603	65.89%	16.52%
Total	$1,070,199	100.00%	$891,750	100.00%	20.01%

During the six months ended June 30, 2010, our total operating expenses increased 20.01% to $1,070,199 from $891,750 for the same period in 2009. This increase was a combination of a 26.76% increase in selling and marketing expenses to $385,527 for the six months ended June 30, 2010 from $304,147 for the same period in 2009, and a 16.52% increase in general and administrative expenses (“G&A”) to $684,672 for the six months ended June 30, 2010 from $587,603 for the same period in 2009.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in %
	2010	2009
Primary selling and marketing expenses
- Payroll	$76,715	$48,069	59.59%
- Office supplies	54,531	27,026	101.77%
- Entertainment	14,665	26,087	(43.78)%
- Rent	86,760	83,993	3.29%

Payroll expenses increased 59.59% to $76,715 for the six months ended June 30, 2010 from $48,069 for the same period in 2009 due to the cost of additional staff for the new segment of Auto Mall Management Services and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Office supplies and low value consumables are higher in the six months ended June 30, 2010 as a result of the Company’s acquisition of certain low value office equipment.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Six Months Ended June 30,		Change in %
	2010	2009
Primary general and administrative expenses
- Payroll	$168,784	$84,463	99.83%
- Entertainment	42,250	48,904	(13.61)%
- Depreciation	96,547	94,492	2.17%
- Legal and professional fees	259,313	190,202	36.34%

Payroll expenses increased 99.83% to $168,784 for the six months ended June 30, 2010 from $84,463 for the same period in 2009 primarily due to the rising costs of offering competitive remuneration packages to maintain qualified management staff. Entertainment decreased by 13.61% compared to that in the same period in 2009, which was primarily due to corporate activities relating to the Company’s listing on NASDAQ in the six months ended June 30, 2009. Legal and professional fees increased 36.34% for the six months ended June 30, 2010 to $259,313 from $190,202 in the same period of 2009, due to the increased costs of handling U.S. reporting matters.

Depreciation and Amortization

In order to meet the needs of its expanding operations, the Company steadily purchased office equipment and updated computer and server hardware and software. As a result of certain office equipment and automobiles being fully depreciated, depreciation and amortization decreased 7.78% for the six months ended June 30, 2010 to $100,050 from $108,494 in the same period of 2009.

Income from Operations

Income from operations increased 22.09% for the six months ended June 30, 2010 to $4,699,700 from $3,849,382 in the same period of 2009, which is primarily attributable to growth in revenue and gross profit. Gross profit increased 21.70% for the six months ended June 30, 2010 to $5,769,899 from $4,741,132 in the same period of 2009, due to an increase in net revenues of 20.76% from $90,237,786 to $108,969,853.

Inflation

We believe that inflation has had a negligible effect on operations for the three and six month periods ended June 30, 2010 and 2009. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used for) operating activities	$1,173,600	$(614,197)
Net cash used for investing activities	(194,715)	(4,875)
Net cash used for financing activities	(1,318,247)	(662,194)
Effect on exchange rate change on cash	15,539	86
Cash and cash equivalents at beginning of period	2,255,058	1,598,781
Cash and cash equivalents at end of period	1,931,235	317,601

Operating Activities

During the six months ended June 30, 2010, we generated net cash from operating activities of $1,173,600, as compared to net cash used for operating activities of $614,197 in the same period of 2009. The increase in net cash from operating activities is primarily a result of our increased net income during the period and a decrease in net cash flows used for working capital as compared to the same period in 2009. This decrease in net cash flows used for working capital is primarily comprised of a $1,079,348 decrease in restricted cash and a $6,505,928 increase in customer deposits, which was partly offset by an increase in advances to suppliers of $1,311,971, an increase in inventories of $4,044,400 and a decrease in draft notes payable of $2,929,437 as compared to the same period in 2009.

During the six months ended June 30, 2009, net cash used for operating activities was primarily comprised of an increase in restricted cash of $3,090,431 and an increase in advances to suppliers of $3,271,805, which was partially offset by a decrease in receivables relating to Financing Services of $1,798,546 and a decrease in accounts payable of $922,752.

Investing Activities

During the six months ended June 30, 2010, net cash used for investing activities was $194,715. This was primarily attributable to cash used for purchases of property and equipment of $213,702.

Financing Activities

During the six months ended June 30, 2010, net cash used for financing activities was $1,318,247, as compared to $662,194 of net cash used for financing activities in the same period of 2009. The net cash used for financing activities mainly represents the repayments of short-term bank loans and lines of credit related to automobile purchases.

Our total cash and cash equivalents increased to $1,931,235 as of June 30, 2010, as compared to $317,601 as of June 30, 2009.

Working Capital

As of June 30, 2010, the Company had working capital of $31,296,880 compared to working capital of $27,782,904 as of December 31, 2009.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in accounts receivable and advances to suppliers. As of June 30, 2010, the Company’s inventories increased by $4,165,064 or 25.06%, compared to inventory balances as of December 31, 2009; its receivables related to Financing Services increased by $15,986,410 or 168%; and its advances to suppliers decreased by $1,397,395 or 7.70%, as compared with those as of December 31, 2009.  The Company had outstanding borrowings of $23,865,815, representing 3.07 times of its borrowings as of December 31, 2009.

We aim to continue to improve the level of working capital through increased revenue and efficiently controlling costs.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors.

Not required.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

(a)           There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended June 30, 2010.

Item 6.   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement, dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement dated, as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of June 30, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
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
Tong Shiping
Chief Executive Officer

Date:      August 16, 2010

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement, dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of June 30, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.4 (1)	Form of Employment Contract

10.5 (3)	Audit Committee Charter

10.6 (3)	Compensation Committee Charter

10.7 (3)	Corporate Governance and Nominating Committee Charter

14.1 (3)	Code of Business Conduct and Ethics

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
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