Form 10-Q
period 2010-09-30
China Auto Logistics Inc
filed 2010-11-15
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, $.001 par value per share	18,100,000 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,242,314	$2,255,058
Restricted cash	4,590,045	4,296,368
Accounts receivable – trade	84,890	-
Receivables related to financing services	20,095,614	9,499,219
Inventories	27,754,699	16,617,641
Advances to suppliers	18,084,307	18,151,077
Prepaid expenses	72,895	36,516
Value added tax refundable	1,656,385	368,272
Total current assets	76,581,149	51,224,151

Property and equipment, net	481,766	487,933
Other assets	22,384	-
Total Assets	$77,085,299	$51,712,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$18,342,323	$7,766,981
Bank loans payable	1,939,980	3,221,933
Draft notes payable	-	2,929,030
Accrued expenses	125,501	455,276
Customer deposits	19,713,016	5,857,640
Deferred revenue	109,755	82,185
Due to shareholder	1,379,517	975,920
Due to director	40,110	19,391
Income tax payable	854,498	2,132,891
Total current liabilities	42,504,700	23,441,247

Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 18,100,000 shares issued and outstanding	18,100	18,100
Additional paid-in capital	13,273,530	13,273,530
Accumulated other comprehensive income	2,880,748	2,278,788
Retained earnings	18,013,137	12,400,067
Total China Auto Logistics Inc. shareholders’ equity	34,185,515	27,970,485
Noncontrolling interests	395,084	300,352
Total equity	34,580,599	28,270,837

Total liabilities and shareholders’ equity	$77,085,299	$51,712,084

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue	$67,475,209	$52,826,034	$176,445,062	$143,063,820
Cost of revenue	63,730,308	50,107,679	166,930,262	135,604,333
Gross profit	3,744,901	2,718,355	9,514,800	7,459,487

Operating expenses:
Selling and marketing	236,707	171,590	622,234	475,737
General and administrative	389,487	270,883	1,074,159	858,487
Total operating expenses	626,194	442,473	1,696,393	1,334,224

Income from operations	3,118,707	2,275,882	7,818,407	6,125,263

Other income (expenses):
Interest income	5,279	4,824	43,446	8,585
Interest expenses	(64,787)	(45,690)	(132,529)	(152,107)
Miscellaneous	(7,151)	-	(1,223)	-
Total other expenses	(66,659)	(40,866)	(90,306)	(143,522)

Income before income taxes	3,052,048	2,235,016	7,728,101	5,981,741

Income taxes	794,136	573,941	2,029,386	1,572,244

Net income	2,257,912	1,661,075	5,698,715	4,409,497

Less: Net income attributable to noncontrolling interests	34,494	53,429	85,645	315,441

Net income attributable to shareholders of China Auto Logistics Inc.	$2,223,418	$1,607,646	$5,613,070	$4,094,056

Earnings per share attributable to shareholders of China Auto Logistics Inc. – basic and diluted	$0.12	$0.09	$0.31	$0.23

Weighted average number of common share outstanding – basic and diluted	18,100,000	18,100,000	18,100,000	18,100,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$2,257,912	$1,661,075	$5,698,715	$4,409,497

Other comprehensive income
Foreign currency translation adjustments	442,480	11,383	611,047	21,103

Comprehensive income	2,700,392	1,672,458	6,309,762	4,430,600

Less: Comprehensive income attributable to noncontrolling interests	41,254	26,328	94,732	318,957

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$2,659,138	$1,646,130	$6,215,030	$4,111,643

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$5,698,715	$4,409,497

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	150,599	159,110
Change of inventory reserve	-	(146,257)
Loss on disposal of property and equipment	9,646	-

Changes in operating assets and liabilities:
Restricted cash	(222,554)	(4,318,845)
Accounts receivable – trade	(83,322)	(648)
Receivables related to financing services	6,917	1,063,167
Inventories	(10,693,338)	(133,523)
Advances to suppliers	402,670	(641,885)
Prepaid expenses	(35,538)	(21,665)
Value added tax refundable	(1,266,812)	608,522
Deferred tax assets	-	36,564
Other assets	(22,325)	-
Draft notes payable	(2,929,437)	-
Accrued expenses	46,505	131,935
Customer deposits	13,583,647	540,484
Deferred revenue	25,159	111,233
Income tax payable	(1,298,384)	(57,462)
Net cash provided by operating activities	3,372,238	1,740,227

Cash flows from investing activities
Proceeds from disposal of property and equipment	70,232	-
Payments to acquire noncontrolling interests	-	(444,120)
Purchase of property and equipment	(214,636)	(58,078)
Net cash used for investing activities	(144,404)	(502,198)

Cash flows from financing activities
Proceeds from short-term bank loans	-	2,633,819
Repayments of short-term bank loans	(1,318,247)	(2,633,819)
Repayments of lines of credit related to automobile purchases	-	(662,194)
Advances from director	404,361	-
Repayments of advances from director	(383,815)	-
Net cash flows used for financing activities	(1,297,701)	(662,194)

Effect of exchange rate change on cash	57,123	944

Net increase in cash and cash equivalents	1,987,256	576,779

Cash and cash equivalents at the beginning of period	2,255,058	1,598,781
Cash and cash equivalents at the end of period	$4,242,314	$2,175,560

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Nine Months Ended September 30,
	2010	2009

Supplemental disclosure of cash flow information:
Interest paid	$134,178	$150,371
Income taxes paid	$3,327,102	$1,585,355

Non-cash activities:

Increase of borrowings on lines of credit for loans extended to the Company’s customers	$10,206,472	$10,094,783
Increase in balance due to shareholders for accrued expenses paid by shareholder	$380,372	$277,920

Increase of draft notes receivable for customer deposits	$-	$2,927,786

Increase of draft notes payable for advances to suppliers	$-	$2,927,786

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the "Company" or "China Auto") operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation ("HKCo"), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. ("Shisheng"), a company established under the laws of the People's Republic of China ("PRC"). The Company's principal business includes (i) sales of both domestically manufactured and imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile import value added services, such as assistance with customs clearance, storage and nationwide delivery services ("Automobile Import Value Added Services") and (v) management services to an auto mall.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2010 and the results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the cash flows for the nine-month periods ended September 30, 2010 and September 30, 2009. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company's operations in the PRC use the local currency, Renminbi ("RMB"), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2010 and December 31, 2009 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for Value Added Taxes on a net basis. The Company records and pays business taxes based on a percentage of the net service revenues and reports the service revenues net of the business taxes and other sales related taxes.

Receivables Related to Financing Services

The Company records receivables related to financing services when cash is loaned to customers to finance their purchases of automobiles. Upon repayment by customers, the Company records the amounts as reductions of receivables related to financing services. Receivables related to financing services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan services and such fees are prepaid by customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s condensed consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of September 30, 2010 and December 31, 2009.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010 and 2009, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Reclassifications

Certain prior period amounts included in selling and marketing expenses and general and administrative expenses in condensed consolidated statements of income have been reclassified to cost of revenue, and  an amount of investing activities in condensed consolidated statements of cash flow  has been reclassified to operating activities to conform to the current period presentation.

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

(2)           Property and Equipment

A summary of property and equipment is as follows:
	September 30,	December 31,
	2010	2009

Computer	$214,439	$210,448
Office equipment, furniture and fixtures	172,851	125,676
Automobiles	1,051,415	1,029,631
	1,438,705	1,365,755
Less: Accumulated depreciation	956,939	877,822
	$481,766	$487,933

Depreciation and amortization expense for property and equipment amounted to approximately $50,550 and $50,616 for the three months ended September 30, 2010 and 2009, respectively, and $150,599 and $159,110 for the nine months ended September 30, 2010 and 2009, respectively.

(3)           Lines of Credit Related to Financing Services

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 15% to 30% of the purchase price of the automobiles. If customers default on payment, the banks take custody of the automobiles until the borrowings are fully repaid.

China Merchants Bank

In June 2010, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,192,192 (RMB75,000,000) as of September 30, 2010. As of September 30, 2010, the Company had outstanding balances of $4,743,875. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

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

Agricultural Bank of China

In January 2010, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $17,161,362 (RMB115,000,000) as of September 30, 2010. The Company had an outstanding balance of $8,801,065 as of September 30, 2010. This facility line of credit is guaranteed by three non-related entities.

In January and February 2009, the Company entered into two facility lines of credit with Agricultural Bank of China to facilitate its financing service business. Under the terms of the engagements, the Company could borrow a maximum amount of $13,619,988 (RMB93,000,000) prior to the expiration of the facilities lines in December 2009 to facilitate its financing business. The Company had an outstanding balance of $99,635 as of December 31, 2009. These facility lines of credit expired in December 2009 and were guaranteed by non-related entities.

PuDong Development Bank

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $14,922,923 (RMB100,000,000) as of September 30, 2010. As of September 30, 2010, the Company had outstanding balances of $3,995,058. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

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

ZheJiang Commercial Bank

In April 2010, the Company entered into a facility line of credit agreement with ZheJiang Commercial Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,461,462 (RMB50,000,000) as of September 30, 2010. As of September 30, 2010, the Company had outstanding balances of $802,325. The facility line of credit matures in June 2012 and is guaranteed by two directors and two non-related entities.

(4)           Short-term Bank Loans

Short-term bank loans as of September 30, 2010 and December 31, 2009 consist of the following:
	September 30,	December 31,
	2010	2009

Loan from Agricultural Bank of China, with interest rate of 5.841% guaranteed by non-related entities, and matures in November 2010	$1,343,063	$1,318,063

Loan from Agricultural Bank of China, with interest rate of 5.841% guaranteed by non-related entities, and matures in November 2010	596,917	585,807

Loan from Agricultural Bank of China, with interest rate of 5.346% guaranteed by non-related entities, and matured in March 2010	-	1,318,063
	$1,939,980	$3,221,933

Weighted average interest rates for these bank loans were 5.481% and 5.663% at September 30, 2010 and December 31, 2009, respectively.

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

As of December 31, 2009, the Company had a draft note payable in the amount of $2,929,030 (RMB 20,000,000). This note was guaranteed by ZheJiang Commercial Bank and matured in March 2010. The Company was required to maintain $2,929,030 as guaranteed funds, which was classified as restricted cash as of December 31, 2009. As of September 30, 2010, the Company had no outstanding draft notes payable.

The purpose of this type of arrangement is to provide additional time to the Company to remit payments while allowing vendors to avoid any credit risk since the vendors are guaranteed payment by the bank.

(6)           Major Customers and Suppliers

No customer had more than 10% of the Company’s sales during the three months ended September 30, 2010 and the sales to the Company’s two largest customers accounted for 32% of the Company’s sales during the three months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, sales to the Company’s largest customer accounted for 19% and 23%, respectively, of the Company’s sales.

Purchases from the Company’s largest supplier during the three months ended September 30, 2010 and purchases from its three largest suppliers during the three months ended September 30, 2009 accounted for 10% and 58%, respectively, of the Company’s total purchases. And, during the nine months ended September 30, 2010 and 2009, purchases from the Company's three largest suppliers accounted for 33% and 59%, respectively, of the Company’s purchases.

(7)           Related Party Balances and Transactions

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of September 30, 2010 and December 31, 2009, the outstanding balances due to Cheng Weihong were $40,110 and $19,391, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses of $173,965 and $85,000 during the three months ended September 30, 2010 and 2009, respectively, and $380,372 and $277,920 during the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 and December 31, 2009, outstanding balances due to Sino Peace Limited were $1,379,517 and $975,920, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended September 30, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$64,878,374	$461,007	$1,697,522	$198,831	$239,475	$-	$67,475,209

Cost of revenue	63,666,549	6,887	38,805	7,828	10,239	-	63,730,308

Operating expenses
Selling and marketing	84,722	47,894	69,097	10,817	24,177	-	236,707
General and administrative	47,529	32,415	13,806	5,164	16,363	274,210	389,487
Total operating expenses	132,251	80,309	82,903	15,981	40,540	274,210	626,194

Income (loss) from operations	$1,079,574	$373,811	$1,575,814	$175,022	$188,696	$(274,210)	$3,118,707

Three Months Ended September 30, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$51,394,023	$342,639	$933,472	$155,900	$-	$-	$52,826,034

Cost of revenue	50,076,877	3,705	21,148	5,949	-	-	50,107,679

Operating expenses
Selling and marketing	65,784	24,638	67,194	13,974	-	-	171,590
General and administrative	46,480	16,428	15,657	5,545	-	186,773	270,883
Total operating expenses	112,264	41,066	82,851	19,519	-	186,773	442,473

Income (loss) from operations	$1,204,882	$297,868	$829,473	$130,432	$-	$(186,773)	$2,275,882

Nine Months Ended September 30, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$170,044,880	$1,241,058	$3,942,372	$643,169	$573,583	$-	$176,445,062

Cost of revenue	166,748,310	18,415	103,593	23,523	36,421	-	166,930,262

Operating expenses
Selling and marketing	207,213	123,250	192,531	46,238	53,002	-	622,234
General and administrative	190,655	137,445	43,212	32,151	54,150	616,546	1,074,159
Total operating expenses	397,868	260,695	235,743	78,389	107,152	616,546	1,696,393

Income (loss) from operations	$2,898,702	$961,948	$3,603,036	$541,257	$430,010	$(616,546)	$7,818,407

Nine Months Ended September 30, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$139,344,343	$960,406	$2,278,890	$480,181	$-	$-	$143,063,820

Cost of revenue	135,496,604	8,931	82,857	15,941	-	-	135,604,333

Operating expenses
Selling and marketing	225,149	74,761	145,949	29,878	-	-	475,737
General and administrative	169,792	51,015	45,028	17,006	-	575,646	858,487
Total operating expenses	394,941	125,776	190,977	46,884	-	575,646	1,334,224

Income (loss) from operations	$3,452,798	$825,699	$2,005,056	$417,356	$-	$(575,646)	$6,125,263

Following are total assets by segment:
Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Import Value Added Services	Auto Mall Management Services	Corporate	Total
As of September 30, 2010	$49,414,181	$25,405,205	$1,199,244	$719,546	$84,890	$262,233	$77,085,299

As of December 31, 2009	$36,248,793	$14,212,513	$694,877	$416,926	$-	$138,975	$51,712,084

(9)           Subsequent Event

On November 1, 2010, Shisheng entered into a Share Transfer Agreement (“Agreement”) with the equity interest owners of Chongqing Qizhong Technology Development Corporation (“goodcar.com”) to acquire 100% of equity interest of goodcar.com for a price equal to the sum of   (a) approximately $2.69 million (RMB18 million) and (b) 1.08 million shares of common stock of the Company with approximate fair value of $3.29 million.  The cash portion of purchase price is payable in the following payment schedule (i) $448,000 within three days of the execution of the Agreement date, (ii) $299,000 within one month after the registration of ownership change as a result of this acquisition, (iii) $1,943,000 within 6 months after the completion of the aforementioned ownership change.

The Company designated Mr. Li Yangqian (“Mr. Li”) as the general manager of goodcar.com and committed to issue to Mr. Li the Company’s common stock worth $1,000,000 if the annual net income of goodcar.com reaches $2,000,000.  The number of such shares shall be determined according to the closing price of the last trading day of the fiscal year when the net income generated from goodcar.com reaches the aforementioned performance target.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the condensed consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

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

Current Business of the Company

The Company, through its website www.at188.com, engages in automobile sales, customs clearance services, storage services and national transportation services.  The Company is the only one-stop automobile service provider in Tianjin which also provides dealer financing to its customers. Additionally, the Company’s website www.at160.com, which covered 15 cities in the beginning of 2010 and currently covers 29 cities, targets domestically manufactured automobile dealers and traders with an effective and efficient quoting platform and a user-friendly interface for the customers to identity the best quotes and packages.

On April 23, 2010, the Company launched its new website www.cali.com.cn to integrate and meet on a single site the needs of the full spectrum of the PRC’s dynamic automotive public, including dealers, suppliers, auto purchasers and drivers of both foreign and domestically manufactured automobiles. On April 21, 2010, the Company entered into a memorandum of understanding with Chongqing Qizhong Technology Development Corporation (“Chongqing Qizhong”) to acquire www.goodcar.cn and the related business (“Goodcar”). Goodcar is in the business of providing consumers with information and discounted services relating to automobiles, including discounted gas, parking, car washes, body-shop repair and car maintenance.  On November 1, 2010, Shisheng entered into a share transfer agreement with Long Jiegui, representing all shareholders of Chongqing Qizhong, to purchase all of the shares of Chongqing Qizhong for $5.99 million (RMB 40 million), consisting of $2.69 million (RMB 18 million) in cash and $3.29 million (RMB 22 million) in shares of common stock of the Company.

The Company believes the integration of these wide ranging sites and services in a single portal serving a broad spectrum of China's auto living public, as well as the addition of new web-based auto-related services, for businesses and consumers, will drive future growth.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include revenues recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as for the three months and nine months ended September 30, 2010 and 2009 and as of balance sheet dates.

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

Currency Reporting

Amounts reported are stated in U.S. Dollars, unless stated otherwise. Our functional currency is Renminbi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the condensed consolidated financial statements, the condensed consolidated balance sheets of our Company have been translated into U.S. dollars at the current rates as of the end of the respective periods and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

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

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying condensed consolidated financial statements and their related notes included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2010	% of net revenue	Three Months Ended September 30, 2009	% of net revenue	Change in %
Net revenue	$67,475,209	100.00%	$52,826,034	100.00%	27.73%
Cost of revenue	63,730,308	94.45%	50,107,679	94.85%	27.19%
Gross profit	3,744,901	5.55%	2,718,355	5.15%	37.76%
Operating expenses	626,194	0.93%	442,473	0.83%	41.52%
Income from operations	3,118,707	4.62%	2,275,882	4.32%	37.03%
Other expenses	66,659	0.10%	40,866	0.08%	63.12%
Income before income taxes and noncontrolling interests	3,052,048	4.52%	2,235,016	4.24%	36.56%
Net income	2,257,912	3.35%	1,661,075	3.16%	35.93%
Net income attributable to shareholders of China Auto Logistics Inc.	$2,223,418	3.30%	$1,607,646	3.06%	38.30%

For the three months ended September 30, 2010, our net revenue increased 27.73% to $67,475,209, from $52,826,034 for the same period in 2009, and our cost of revenue increased 27.19% to $63,730,308 from $50,107,679 for the same period in 2009. Gross profit margin increased 39 basis points from 5.16% for the three months ended September 30, 2009 to 5.55% for the same period in 2010. As compared to the same period in 2009, our gross profit, income from operations and net income for the three months ended September 30, 2010 increased 37.76% to $3,744,901, 37.03% to $3,118,707 and 35.93% to $2,257,912, respectively, primarily due to an increase in our web-based advertising service revenue and auto mall management service revenue.

Net income attributable to shareholders of China Auto Logistics Inc. increased 38.30% from $1,607,646 for the three months ended September 30, 2009 to $2,223,418 for the three months ended September 30, 2010. The increase was primarily due to an increase in web-based advertising service revenue and auto mall management service revenue, as discussed above, and the Company’s increased share of its subsidiaries’ profits following the increase in Shisheng’s equity ownership of each of Hengjia, Ganghui and Zhengji to 98% on July 23, 2009. Previously, Shisheng held equity interests in those companies of 80%, 80% and 86.4%, respectively.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2010	% of net revenue	Three Months Ended September 30, 2009	% of net revenue	Change in %
Net revenue	$67,475,209	100.00%	$52,826,034	100.00%	27.73%
- Sales of Automobiles	64,878,374	96.15%	51,394,023	97.28%	26.24%
- Financing Services	461,007	0.68%	342,639	0.65%	34.55%
- Web-based Advertising Services	1,697,522	2.52%	933,472	1.77%	81.85%
- Automobile Import Value Added Services	198,831	0.29%	155,900	0.30%	27.54%
- Auto Mall Management Services	239,475	0.36%	-	0.00%	N/A

Sales of Automobiles

Net revenue from sales of automobiles increased 26.24% to $64,878,374 for the three months ended September 30, 2010 from $51,394,023for the same period in 2009. During the three months ended September 30, 2010 and 2009, the Company sold 670 automobiles and 697 automobiles, respectively, representing a decrease of 3.87% in volume. The average unit selling price per automobile for the three months ended September 30, 2010 increased 31.87% to $96,833 from $73,443 for the same period in 2009.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 18% and 39% of the Company’s sales during the three months ended September 30, 2010 and 2009, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended September 30, 2010 increased 34.55% to $461,007 from $342,639 for the same period in 2009. The Company has expanded its aggregate credit lines by approximately $15 million to $51 million as of September 30, 2010, from approximately $36 million as of December 31, 2009. As a result of the increase in credit lines during the period, revenue from financing services increased.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China, China Merchants Bank, PuDong Development Bank and ZheJiang Commercial Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of September 30, 2010, the Company had aggregate credit lines of $51 million (RMB340 million). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Web-based Advertising Services

Revenue generated from advertisements on our websites (“Web-based Advertising Services”) has experienced continuous growth in recent periods as a result of the expanded coverage and increased popularity of our websites. Our revenue from Web-based Advertising Services increased 81.85%, from $933,472 for the three months ended September 30, 2009 to $1,697,522 for the three months ended September 30, 2010.

Currently, our websites have over 190 paid subscribers and over 1,200 advertisers, and cover 29 cities in the PRC. Our www.at188.com and  www.at160.com are two of the most popular websites in China dealing with imported and domestic cars. Currently, our revenue from our websites is mainly generated from advertisements. We aim to generate 50% of revenues from our websites subscription fees and advertisements, and 50% from other auto related services sold over the Internet.  We are rapidly developing our websites and expect continuous growth in revenue from our websites as a result of expanding our reach from 15 cities at the beginning of 2010 to currently 29 cities throughout the PRC, representing increased coverage in an additional 14 cities as compared to its presence in 15 cities for the three months ended September 30, 2009. The Company aims to reach 70% of the auto buying public in the PRC by the end of 2011.

Automobile Import Value Added Services

Revenue generated through our customs clearance, storage and nationwide delivery services (“Automobile Import Value Added Services”) increased 27.54%, from $155,900 for the three months ended September 30, 2009 to $198,831 for the three months ended September 30, 2010 due to more transactions in the three months ended September 30, 2010.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000. The Company started to provide such services on March 1, 2010 and the related services fee is recognized ratably over the service period.  The related revenue earned in the period is included under our Auto Mall Management Services segment.

Our Auto Mall Management Services revenue for the three months ended September 30, 2010 was $239,475 and there was no such revenue in the same period of 2009.

Cost of Revenue

	Three Months Ended September 30, 2010	% of net revenue	Three Months Ended September 30, 2009	% of net revenue	Change in %
Net revenue	$67,475,209	100.00%	$52,826,034	100.00%	27.73%
Cost of revenue	63,730,308	94.45%	50,107,679	94.85%	27.19%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Import Value Added Services and Auto Mall Management Services. Our cost of revenue increased 27.19%, from $50,107,679 for the three months ended September 30, 2009 to $63,730,308 for the three months ended September 30, 2010. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended September 30, 2010	% of total	Three Months Ended September 30, 2009	% of total	Change in %
Operating Expenses
- Selling and Marketing	$236,707	37.80%	$171,590	38.83%	37.95%
- General and Administrative	389,487	62.20%	270,883	61.22%	43.78%
Total	$626,194	100.00%	$442,473	100.00%	41.52%

During the three months ended September 30, 2010, our total operating expenses increased 41.52% to $626,194 from $442,473 for the same period in 2009. This increase was a combination of a 37.95% increase in selling and marketing expenses to $236,707 for the three months ended September 30, 2010 from $171,590 for the same period in 2009, and a 43.78% increase in general and administrative expenses (“G&A”) to $389,487 for the three months ended September 30, 2010 from $270,883 for the same period in 2009.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in %
	2010	2009
Primary selling and marketing expenses
- Payroll	$55,967	$17,483	220.12%
- Office supplies	42,747	31,579	35.37%
- Entertainment	8,622	5,993	43.87%
- Rent	52,846	42,365	24.74%

Payroll expenses increased 220.12% to $55,967 for the three months ended September 30, 2010 from $17,483 for the same period in 2009 due to the cost of additional staff for the new segment of Auto Mall Management Services and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Office supplies were higher in the three months ended September 30, 2010 as a result of the Company’s acquisition of certain low value office equipment.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Three Months Ended September 30,		Change in %
	2010	2009
Primary general and administrative expenses
- Payroll	$88,978	$38,527	130.95%
- Entertainment	23,150	14,224	62.75%
- Depreciation	49,410	45,335	8.99%
- Legal and professional fees	158,933	102,662	54.81%

Payroll expenses increased 130.95% to $88,978 for the three months ended September 30, 2010 from $38,527 for the same period in 2009 primarily due to the rising costs of offering competitive remuneration packages to maintain qualified management staff. Entertainment expenses increased by 62.75% from the same period in 2009, primarily due to increase of company events in the three months ended September 30, 2010. Legal and professional fees increased 54.81% for the three months ended September 30, 2010 to $158,933 from $102,662 in the same period of 2009, related to the increased costs in relation to the Company’s acquisition of Goodcar.

Depreciation and Amortization

In order to meet the needs of the expansion of its operations, the Company steadily purchased office equipment and updated computer and server hardware and software. As a result of certain office equipment and automobiles being fully depreciated, depreciation and amortization decreased 0.13% for the three months ended September 30, 2010 to $50,550 from $50,616 in the same period of 2009. As of September 30, 2010, the Company does not own any real property.

We depreciate our property and equipment under the straight-line method over the economic useful lives of the assets.

Income from Operations

Income from operations increased 37.03% for the three months ended September 30, 2010 to $3,118,707 from $2,275,882 in the same period of 2009, which is primarily attributable to growth in revenue and gross profit, as discussed above.

Gross profits increased 37.79% for the three months ended September 30, 2010 to $3,744,901 from $2,717,780 in the same period of 2009, due to an increase in net revenues of 28.23% from $52,621,903 to $67,475,209.

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

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2010	% of net revenue	Nine Months Ended September 30, 2009	% of net revenue	Change in %
Net revenue	$176,445,062	100.00%	$143,063,820	100.00%	23.33%
Cost of revenue	166,930,262	94.61%	135,604,333	94.79%	23.10%
Gross profit	9,514,800	5.39%	7,459,487	5.21%	27.55%
Operating expenses	1,696,393	0.96%	1,334,224	0.93%	27.14%
Income from operations	7,818,407	4.43%	6,125,263	4.28%	27.64%
Other expenses	90,306	0.05%	143,522	0.10%	(37.08)%
Income before income taxes and noncontrolling interests	7,728,101	4.38%	5,981,741	4.18%	29.19%
Net income	5,698,715	3.23%	4,409,497	3.08%	29.24%
Net income attributable to shareholders of China Auto Logistics Inc.	$5,613,069	3.18%	$4,094,056	2.86%	37.10%

For the nine months ended September 30, 2010, our net revenue increased 23.33% to $176,445,062, from $143,063,820 for the same period in 2009, and our cost of revenue increased 23.10% to $166,930,262 from $135,604,333 for the same period in 2009. Gross profit margin increased 18 basis points from 5.21% for the nine months ended September 30, 2009 to 5.39% for the same period in 2010. As compared to the same period in 2009, our gross profit, income from operations and net income for the nine months ended September 30, 2010 increased 27.56% to $9,514,800, 27.64% to $7,818,407 and 29.24% to $5,698,715, respectively primarily due to an increase in our web-based advertising service revenue and auto mall management service revenue.

Net income attributable to shareholders of China Auto Logistics Inc. increased 37.10% from $4,094,056 for the nine months ended September 30, 2009 to $5,613,069 for the nine months ended September 30, 2010. The increase was primarily due to an increase in web-based advertising service revenue and auto mall management services revenue, as discussed above, and the Company’s increased share of its subsidiaries’ profit following its further acquisitions of equity holdings in each of three subsidiaries to 98% on July 23, 2009.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2010	% of net revenue	Nine Months Ended September 30, 2009	% of net revenue	Change in %
Net revenue	$176,445,062	100.00%	$143,063,820	100.00%	23.33%
- Sales of Automobiles	170,044,880	96.37%	139,344,343	97.40%	22.03%
- Financing Services	1,241,058	0.70%	960,406	0.67%	29.22%
- Web-based Advertising Services	3,942,372	2.23%	2,278,890	1.60%	73.00%
Automobile Import Value Added Services	643,169	0.36%	480,181	0.33%	33.94%
- Auto Mall Management Services	573,583	0.34%	-	0.00%	N/A

Sales of Automobiles

Net revenue from sales of automobiles increased 22.03% to $170,044,880 for the nine months ended September 30, 2010 from $139,344,343 for the same period in 2009. During the nine months ended September 30, 2010 and 2009, the Company sold 1,977 automobiles and 1,778 automobiles, respectively, representing an increase of 11.19% in volume. The average unit selling price per automobile for the nine months ended September 30, 2010 increased 9.91% to $86,012 from $78,257 for the same period in 2009.  The Company will continue its focus on the marketing of luxury high-end automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 29% and 33% of the Company’s sales during the nine months ended September 30, 2010 and 2009, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the nine months ended September 30, 2010 increased 29.22% to $1,241,058 from $960,406 for the same period in 2009. Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC. The Company has expanded its aggregate credit lines by approximately $15 million to $51 million as of September 30, 2010, from approximately $36 million as of December 31, 2009. Revenue from Financing Services increased as a result of the increase in credit lines during the period.

Web-based Advertising Services

Our revenue from Web-based Advertising Services increased 73.00%, from $2,278,890 for the nine months ended September 30, 2009 to $3,942,372 for the nine months ended September 30, 2010. This increase is primarily due to the increased advertisement services rendered following the expanded coverage and increased popularity of our websites as a result of expanding our reach from 15 cities at the beginning of 2010 to currently 29 cities throughout the PRC, representing increased coverage in an additional 14 cities as compared to its presence in 15 cities for the three months ended September 30, 2009.

Automobile Import Value Added Services

Our Automobile Import Value Added Services revenue increased 33.94%, from $480,181 for the nine months ended September 30, 2009 to $643,169 for the nine months ended September 30, 2010. The increase is primarily in line with the increase in sales of automobiles.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the nine months ended September 30, 2010 was $573,583, which represented revenue from a service agreement entered into with Tianjin Prominent Hero International Logistics Co., Ltd. dated March 1, 2010. There was no such revenue in the same period of 2009.

Cost of Revenue

	Nine Months Ended September 30, 2010	% of net revenue	Nine Months Ended September 30, 2009	% of net revenue	Change in %
Net revenue	$176,445,062	100.00%	$143,063,820	100.00%	23.33%
Cost of revenue	166,930,262	94.61%	135,604,333	94.79%	23.10%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Import Value Added Services and Auto Mall Management Services. Our cost of revenue increased 23.10%, from $135,604,333 for the nine months ended September 30, 2009 to $166,930,262 for the nine months ended September 30, 2010. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

Operating Expenses

	Nine Months Ended September 30, 2010	% of total	Nine Months Ended September 30, 2009	% of total	Change in %
Operating Expenses
- Selling and Marketing	$622,234	36.68%	$475,737	35.66%	30.79%
- General and Administrative	1,074,159	63.32%	858,487	64.34%	25.12%
Total	$1,696,393	100.00%	$1,334,224	100.00%	27.14%

During the nine months ended September 30, 2010, our total operating expenses increased 27.14% to $1,696,393 from $1,334,224 for the same period in 2009. This increase was a combination of a 30.79% increase in selling and marketing expenses to $622,234 for the nine months ended September 30, 2010 from $475,737 for the same period in 2009, and a 25.12% increase in general and administrative expenses (“G&A”) to $1,074,159 for the nine months ended September 30, 2010 from $858,487 for the same period in 2009.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in %
	2010	2009
Primary selling and marketing expenses
- Payroll	$132,682	$65,552	102.41%
- Office supplies	97,278	58,605	66.00%
- Motor vehicle expenses	106,520	86,475	23.18%
- Rent	139,606	126,358	10.48%

Payroll expenses increased 102.41% to $132,682 for the nine months ended September 30, 2010 from $65,552 for the same period in 2009 due to the cost of additional staff for the new segment of Auto Mall Management Services and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Office supplies are higher in the nine months ended September 30, 2010 as a result of the Company’s acquisition of certain low value office equipment.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Nine Months Ended September 30,		Change in %
	2010	2009
Primary general and administrative expenses
- Payroll	$257,762	$122,990	109.58%
- Entertainment	65,400	63,128	3.60%
- Depreciation	145,957	139,827	4.38%
- Legal and professional fees	418,719	292,864	42.97%

Payroll expenses increased 109.58% to $257,762 for the nine months ended September 30, 2010 from $122,990 for the same period in 2009 primarily due to the rising costs of offering competitive remuneration packages to maintain qualified management staff. Legal and professional fees increased 42.97% for the nine months ended September 30, 2010 to $418,719 from $292,864 in the same period of 2009, due to the increased costs of handling U.S. reporting matters and the costs incurred in relation to our acquisition of Goodcar.

Depreciation and Amortization

In order to meet the needs of its expanding operations, the Company steadily purchased office equipment and updated computer and server hardware and software. As a result of certain office equipment and automobiles being fully depreciated, depreciation and amortization decreased 5.35% for the nine months ended September 30, 2010 to $150,600 from $159,110 in the same period of 2009.

Income from Operations

Income from operations increased 27.64% for the nine months ended September 30, 2010 to $7,818,407 from $6,125,264 in the same period of 2009, which is primarily attributable to growth in revenue and gross profit. Gross profit increased 27.56% for the nine months ended September 30, 2010 to $9,514,800 from $7,458,912 in the same period of 2009, due to an increase in net revenues of  23.51% from $142,859,689 to $176,445,062.

Inflation

We believe that inflation has had a negligible effect on operations for the three and nine month periods ended September 30, 2010 and 2009. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$3,372,238	$1,740,227
Net cash used for investing activities	(144,404)	(502,198)
Net cash used for financing activities	(1,297,701)	(662,194)
Effect on exchange rate change on cash	57,123	944
Cash and cash equivalents at beginning of period	2,255,058	1,598,781
Cash and cash equivalents at end of period	4,242,314	2,175,560

Operating Activities

During the nine months ended September 30, 2010, we generated net cash from operating activities of $3,372,238, as compared to net cash provided by operating activities of $1,740,227 in the same period of 2009. The increase in net cash from operating activities is primarily a result of our increased net income during the period and a decrease in net cash flows used for working capital as compared to the same period in 2009. This decrease in net cash flows used for working capital is primarily comprised of a $13,583,647 increase in customer deposits, which was partly offset by an increase in value added tax refundable of $1,266,812, an increase in inventories of $10,693,338, a decrease in draft notes payable of $2,929,437 and a decrease in income tax payable of $1,298,384 as compared to the same period in 2009.

During the nine months ended September 30, 2009, net cash used for operating activities was primarily comprised of an increase in restricted cash of $4,318,845, which was partially offset by a decrease in receivables relating to Financing Services of $1,063,167.

Investing Activities

During the nine months ended September 30, 2010, net cash used for investing activities was $144,404. This was primarily attributable to cash used for purchases of property and equipment of $214,636 and the proceeds from disposals of property and equipment of $70,232.

During the nine months ended September 30, 2009, net cash used for investing activities was $502,198. This was primarily attributable to cash used for purchases of noncontrolling interests and property and equipment of $444,120 and $58,078, respectively .

Financing Activities

During the nine months ended September 30, 2010, net cash used for financing activities was $1,297,701, as compared to $662,194 of net cash used for financing activities in the same period of 2009. The net cash used for financing activities mainly represents the repayments of short-term bank loans and lines of credit related to automobile purchases and the net advances from Cheng Weihong, a director of the Company.

Our total cash and cash equivalents increased to $4,242,314 as of September 30, 2010, as compared to $2,175,560 as of September 30, 2009.

Working Capital

As of September 30, 2010, the Company had working capital of $34,076,449 compared to working capital of $27,782,904 as of December 31, 2009.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in accounts receivable and advances to suppliers. As of September 30, 2010, the Company’s inventories increased by $11,137,058 or 67.02%, compared to inventory balances as of December 31, 2009, its receivables related to Financing Services increased by $10,596,395 or 111.55% and its customer deposits increased by $13,855,376 or 236.54%, as compared with those as of December 31, 2009.  The Company had outstanding borrowings of $20,282,303, representing 1.85 times of its borrowings as of December 31, 2009.

We aim to continue to improve the level of working capital through increased revenue and efficiently controlling costs.  The Company adopted measures to lower holding costs of inventories and to develop and maintain good relationships with banks for favorable financing terms.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has committed to issue 1.08 million shares of the Company’s common stock as part of the acquisition of Goodcar.  The issuance of such shares will be exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involved in a public offering.  The issuance is expected to be completed soon after the filing of this Quarterly Report on Form 10-Q.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

(a)           On July 1, 2010, Shisheng entered into a lease agreement with Tianjin ShiMao BaoShui Area Car Logistics Co Ltd. attached hereto as Exhibit 10.8.

            The lease term commenced on July 1, 2010 and expires on June 30, 2015.   Pursuit to the lease agreement, the Company is obligated to pay base rents and the following table sets forth the Company’s minimum annual lease payment to Tianjin ShiMao BaoShui Area Car Logistics Co Ltd. for the auto exhibition mall during the term of the lease.

Year
1	$179,075
2	179,075
3	188,029
4	206,832
5	227,515
Total	$980,526

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended September 30, 2010.

Item 6.   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement, dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of September 30, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Form of Employment Contract

10.4 (3)	Audit Committee Charter

10.5 (3)	Compensation Committee Charter

10.6 (3)	Corporate Governance and Nominating Committee Charter

10.7(4)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.8*	Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd.

14.1 (3)	Code of Business Conduct and Ethics

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

Date:      November 15, 2010

Index to Exhibits

Exhibit Number	Exhibit Description

2.1 (1)	Share Exchange Agreement, dated as of November 10, 2008, between USCo, the Company and Stockholder.

2.2 (1)	Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

2.3 (1)	Supplementary Agreement to Share Exchange Agreement, dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.

3.1 (2)	Amended Articles of Incorporation of the Company

3.2 (2)	Amended and Restated Bylaws of the Company

10.1 (1)	Lease Agreement, effective as of September 30, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.

10.2 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.

10.3 (1)	Form of Employment Contract

10.4 (3)	Audit Committee Charter

10.5 (3)	Compensation Committee Charter

10.6 (3)	Corporate Governance and Nominating Committee Charter

10.7(4)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.8*	Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd.

14.1 (3)	Code of Business Conduct and Ethics

21.1 (1)	Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Filed herewith.
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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.