Form 10-K
period 2010-12-31
China Auto Logistics Inc
filed 2011-03-31
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-52625
 CHINA AUTO LOGISTICS INC.
(Exact Name of Registrant as Specified in Its Charter)
Nevada	20-2574314
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ
Tianjin Province, The People’s Republic of China  300461
(Address of Principal Executive Offices, Zip Code)
(86) 22-2576-2771
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share traded on the NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐ No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

As of March 22, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,664,000 based on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2011
Common Stock, $.001 par value per share	18,100,000 shares

 PART I
Item 1.	Business.

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

On November 1, 2010, the Company acquired all of the outstanding shares of Chongqing Qizhong Technology Development Co., Ltd for $4.47 million which consisted of $1.01 million in cash, net of cash acquired and the issuance of 1,063,427 shares of common stock valued at $3.46 million.

The following is disclosure regarding the Company, its wholly owned and majority owned operating subsidiaries, including Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) (“Shisheng”), Tianjin Hengjia Port Logistics Corp. (“Hengjia”), Tianjin Ganghui Information Technology Corp. (“Ganghui”),  Tianjin Zhengji International Trading Corp. (“Zhengji”), Chongqing Qizhong Technology Co., Ltd. (“Qizhong”), Beijing Goodcar Technology Development Co., Ltd. (“Beijing Goodcar”), Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”), Wuhan Youlu Network Technology Co., Ltd. (“Wuhan Youlu”), Chengdu Haoche Technology Development Co., Ltd (“Chengdu Haoche”), Tianjin Goodcar Technology Development Co., Ltd. (“Tianjin Goodcar”) and Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”), each of which are formed under the laws of the People’s Republic of China (the “PRC” or “China”) and doing business in the PRC.

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

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers.  In addition to sales of imported automobiles, which consisted of approximately 96% of our revenues generated in the last full fiscal year, Shisheng, through its majority owned subsidiary Hengjia, provides customized services such as financing services (“Financing Services”) and customs clearance, storage, nationwide delivery services, provision of information and discounted services relating to automobile (“Automobile Value Added Services”) to imported automobile distributors and agents as well as individual customers in China.  Shisheng, through its majority owned subsidiaries (Ganghui and Hengjia), also operates two websites which provides subscribers with up-to-date sales and trading information for imported and domestically manufactured automobiles.  Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

From Shisheng’s founding in 1995, we have continued to build our customer base for imported automobiles to more than 3,000 stable customers throughout China.  We are currently the only one-stop service provider in Tianjin for Financing Services and Automobile Value Added Services.  We also offer three websites: (a) www.at160.com (formerly www.1365car.com) provides quotes and other information on domestically manufactured automobiles in Tianjin; (b) www.at188.com provides information on imported automobiles for the industry and individuals and boasts a fee-based membership of more than 90% of the automobile dealers and agents in Tianjin; and (c) www.cali.com.cn integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information of auto and auto-related products and services.

History and Organizational Structure

            In September 1995, Shisheng was founded by Mr. Tong Shiping and his family as a private company under the name “Tianjin Tariff-Free Zone Shisheng Property Management Corp.”  Its core business was selling the domestically manufactured automobile model CHARADE, which had 10% of the automobile market share in China between 1995 and 2000.  With the increased popularity of imported cars and the maturation of the Internet, Shisheng switched its core business to the sale of imported automobiles and was subsequently renamed “Tianjin Shisheng Investment Group Co. Ltd.”

            In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles.  Ganghui was 80% owned by Shisheng and 20% was owned by Bian Guiying.

            In September 2003, Shisheng formed Hengjia to provide Financing Services and Automobile Value Added Services to wholesalers and distributors in the imported vehicle sales and trading industry.  Hengjia is 80% owned by Shisheng, with the remainder of Hengjia’s equity interest owned by Yang Jitian, Cheng Beiting, and Qian Lige.

            In February 2005, Shisheng and three other founders formed Zhengji to enhance our presence in the imported automobile sales and trading industry.  In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji; consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%, and Zhengji’s financial results were consolidated into those of Shisheng effective January 1, 2007.  The remainder of Zhengji’s equity interests were owned by Yang Bin (a Senior Vice President and director nominee of the Company), Qian Shuqing and Zhou Shanglan.

On October 17, 2007, HKCo, a wholly owned subsidiary of Bright Praise Enterprises Limited, was incorporated in Hong Kong to act as a holding company for Shisheng.  On November 1, 2007, HKCo entered into a Share Exchange Agreement with Cheng Weihong, Xia Qiming, and Qian Yuxi (collectively, the “Sellers”), pursuant to which the Sellers transferred their interest in Shisheng to HKCo for an aggregate purchase price of $12,067,254 (RMB 95,000,000).  As a result of this transaction, HKCo owns all of the capital stock of Shisheng.  In connection with this transaction, Shisheng changed its name from “Tianjin Shisheng Investment Group Co. Ltd.” to “Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.”

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

Bright Praise Enterprises Limited is 100% owned by Mr. Choi Chun Leung Robert.  Mr. Choi is not involved in the management of Shisheng.

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously. Qizhong is engaged in the development and operation of the website www.goodcar.cn  and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

Industry Overview

China’s auto industry growth has been driven by rising domestic demand stemming from rising incomes and expanding middle and upper-middle classes. For the middle and upper-middle classes, automobiles serve not only as modes of transportation but also as status symbols.   As a result, imported automobiles, particularly luxury automobiles like Mercedes Benz, BMW, Lexus and Land Rover, are in high demand.   The expansion of China roads and highway network, coupled with the expanding middle and upper-middle classes, are expected to benefit robust auto sales in the years to come.

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

Our Competitive Strengths

We are committed to keeping our competitive edge by constantly evaluating and responding to market demand and providing new products and services.  Our goals are to establish successful and long-term partnerships with our customers, employees and suppliers and to provide high quality services and products.  In particular, we believe the following strengths differentiate our business:

☐
We are headquartered in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles.  Tianjin has a strong established presence in the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

☐
We have a unique business model that combines sales of imported cars, Financing Services, Automobile Value Added Services, and an Internet-based information platform, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles in the PRC.

☐
We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.  We also intend to utilize our websites to aggressively pursue and acquire new customers through advertising and promotions to convert them into repeat paying customers.

☐
We maintain close relationships with many major commercial banks in the PRC, including China Agriculture Bank, China Construction Bank, Pudong Development Bank, China Merchants Bank, China Zheshang Bank and Industrial and Commercial Bank of China, which gives us a competitive advantage over our competitors in providing Financing Services.  As of March 5, 2011, the Company had an aggregate credit line of $51,338,578 with its banks.

☐
We have pioneered China’s first websites devoted to automobile sales and trading information.  All of the major Chinese websites containing information on automobile sales and trading, including www.sohu.com and www.sina.com, directly link to our market data.  We believe that we have a “first mover” advantage due to our websites, which specialize in imported and domestic automobiles, and we intend to capitalize on this advantage by expanding our offerings and geographic reach.

☐
We also maintain a one-stop portal www.goodcar.cn providing customers with information and discounted services relating to automotive, including parking, auto repairs, 24/7 traffic information, emergency roadside assistance, and discounted gas.

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

Our Business Lines and Products

Sale of Imported Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng and Zhengji.  We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC.   We sell approximately 25% of our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, 70% to free traders or wholesalers located in inland China or non-port cities and 5% to government agencies and individual customers.  We have the core competencies within our network to sell all makes and models of imported vehicles.  Our sales network penetrates to more than 3,000 agents and dealers in more than 100 cities.  The largest automobile dealers in China, including Shanghai Mingjia, Guangzhou Yizhan, Zhuhai Huafa and Wuxi Baolong all have close working relationships with Shisheng.  Shisheng is also an authorized agent for Mercedes Benz ambulances and fire trucks.  We also work closely with major automobile dealers in the overseas market.

Tianjin port, as the largest port in China for the importation of automobiles, has over 400 agents and general dealers that sell automobiles to consumers.  In 2010, the Company sold 2,778 imported automobiles at an average unit price of $89,272, an increase of 16.74% from 2009’s average price.

            Our revenues from the sale of imported automobiles and related activities were $95.4 million for fiscal year 2006 (98.56% of all revenues), $149.2 million for fiscal year 2007 (97.85% of all revenues), $186.3 million for fiscal year 2008, (98.21% of all revenues), $209.8 million for fiscal year 2009 (97.52% of all revenues) and $247.9 million for fiscal year 2010 (96.24% of all revenues), representing a 18.17% increase from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services.  Our competitive advantage comes from relationships with major Chinese commercial banks, including China Agriculture Bank, Pudong Development Bank, China Merchants Bank, China Zheshang Bank and Industrial and Commercial Bank of China. As of March 5, 2011, the Company had a credit line of $51,338,578.  We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

The Company provides Financing Services to its customers using its facility lines of credit with its banks.  The Company earns a service fee for drawing its facility lines related to customers’ purchases of automobiles and payment of import taxes.  The customers bear all the interest and fees charged by the banks and prepay such amounts upon the execution of their service contracts with the Company. The customers are also required to make a deposit in the range of 22% to 30% of the purchase price of the automobile with the Company.  The banks are granted a security interest in automobiles until the borrowings are fully paid.

Our revenues from Financing Services were $257,983 for fiscal year 2006 (0.27% of all revenues), $736,590 for fiscal year 2007 (0.48% of all revenues), $899,538 for fiscal year 2008 (0.47% of all revenues), $1,217,727 for fiscal year 2009 (0.57% of all revenues), and $1,777,217 for fiscal year 2010 (0.69% of total revenues) representing an increase of 45.95% from the prior fiscal year.

Automobile Value Added Services

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

Following the acquisition of Qizhong, the Company now sells VIP membership cards to offer our members for an annual fee a wide array of discounts on gas purchases, parking, car washes, auto maintenance and body work repairs as well as 24/7 traffic information and emergency roadside assistance, and provides other promotion services.

            Our revenues from Automobile Value Added Services were $376,346 for fiscal year 2006 (0.39% of all revenues), $1,077,140 for fiscal year 2007 (0.71% of all revenues), $731,600 for fiscal year 2008 (0.39% of all revenues), $667,565 for fiscal year 2009 (0.31% of all revenues) and $1,159,340 for fiscal year 2010 (0.45% of total revenues), representing an increase of 73.67% from the prior fiscal year.

Automobile Information Websites and Advertising

www.cali.com.cn – China Auto Living Internet Portal

www.cali.com.cn integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information about auto and auto-related products and services. Currently, www.cali.com.cn operates in 35 cities and with a target to expand to 60 cities by the end of 2011.

www.at188.com — Imported Automobiles

With the continuous development of network technology and the growing popularization of the Internet, value-added Internet-based businesses are experiencing rapid growth in China.  Because only 15% of automobiles in China are sold by authorized agents and 85% are sold by free traders, there is a strong demand for timely information regarding demand changes, market status and competitors’ quotations.  www.at188.com was established by the Company in August 2000 to provide subscribers easily accessible, accurate sales and trading information about imported automobiles.  In addition to imported automobile sales and trading and new model information, www.at188.com also provides parts and components information. After years of development and operation, www.at188.com has linked automobile wholesalers and retailers in China and also cooperates with major media outlets such as newspapers and television and radio stations in major cities in China.

www.at188.com charges subscribers an annual membership fee and generates revenue from on-line advertisements and web-based listing services, which when combined with subscription revenues, represents 90% of our web-based revenue.  The remaining 10% is derived from Automobile Value Added Services and Financing Services sold through the Internet.

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

www.goodcar.cn – Information about Automotive Products and Services

www.goodcar.cn provides customers with information relating to automotive products and services, including discounted gas, car washes, emergency roadside assistance, body-shop repairs and car maintenance. www.goodcar.cn currently operates in Chongqing, Beijing, Tianjin, Chengdu, Wuhan and Xiamen, and is accessible through www.cali.com.cn.

Our revenues from our websites were $757,872 for fiscal year 2006 (0.78% of all revenues), $1,459,948 for fiscal year 2007 (0.96% of all revenues), $1,751,660 for fiscal year 2008 (0.92% of all revenues), $3,459,098 for fiscal year 2009 (1.61% of all revenues) and $5,962,493 for fiscal year 2010 (2.31% of total revenues), representing an increase of 72.37% from the prior fiscal year.

Auto Mall Management Services

We entered a management service agreement in March 2010 to manage the Tianjin FTZ International Automobile Exhibition and Sales Center for a 1-year term. During 2010, we did not enter into additional management service agreements but will continue to integrate our expertise in the auto industry into any business opportunities.

Our revenues from auto mall management services were $800,050 for fiscal year 2010 (0.31% of total revenues).

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

The Company is looking to expand its domestic automobile website to a total of 60 cities in China from the 35 cities it currently serves. The national website focuses on promotions and advertisements for manufacturers, and the city-level websites will focus on area-wide pricing information and promotions. We plan to continue expanding and including new cities to the national website, with the goal of making our national website the leading quoting and trading platform for domestic manufactured car dealers.

In the coming years, we will continue to shift the business focus of the Company from a traditional automobile trader to a web-based automobile-related logistics service provider. We will continue to place additional effort into the development of websites and value added services, such as online insurance and online financing. Although the revenue generated thus far through these services has been minimal, their contribution to the Company’s net income became an increasing portion in the past few years. We are confident that the Company’s website development will further benefit the Company in the coming years.

Although we expect sales of imported automobile sales to continue to represent a considerable percentage of our revenues, we expect the percentage of our net profit generated from imported automobile sales to decline.  While we intend to maintain our position as one of the leading imported automobile traders in Tianjin, we do not anticipate that revenues generated by automobile sales will maintain the same growth rate as in the past, though we do expect the percentage of our net profits generated from Automobile Value Added Services and from our websites to increase.

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

Intellectual Property

Our websites, www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn, which are key drivers of our growth strategies, have registered domain names expiring in August 2011, November 2011, July 2011 and November 2011, respectively.  These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business.   We are currently contemplating expansion into additional cities through websites that will expand our geographical coverage and improve our brand recognition nationwide.

Competition and Pricing

Tianjin is the entry port for approximately 50% to 60% of the automobiles imported into China annually.  Many of these vehicles are imported by general dealers such as Ford and Nissan, and the government also imports vehicles directly.  For the specialized services market related to Automobile Value Added Services and Financing Services, we believe we have secured a substantial share of the market for such services in Tianjin.  Although there are a few other companies in the Tianjin market that provide Financing Services or some Automobile Value Added Services (such as storage or delivery services), we are the only one-stop service provider in Tianjin.  With respect to our web-based businesses, we do not presently have any major competitors.

Competitive threats may come from any company that is able to provide the services offered by us at a lower price and better quality.  We charge appropriately for the high-end, high-quality services and products we offer, and we do not aspire to be the lowest cost provider of our services.  Rather, we aim to distinguish ourselves from our competitors by providing the highest value to our customers.

Government Regulation

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC.  For risks relating to our operations in the PRC, see discussions in the section entitled “Risk Factors” below.

Employees

We currently employ 224 full-time employees.  None of our employees are unionized.

Geographical Area of the Company’s Business

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC.  For risks relating to our operations in the PRC, see discussions in the section entitled “Risk Factors” below.

Item 1A	Risk Factors

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

A disproportionate amount of our income from operations is derived from the sale of imported automobiles and related services, and a disruption in, or compromise of, our sale operations or our ability to provide Automobile Value Added Services and Financing Services could adversely impact our financial condition and results of operations.

In 2010, we derived approximately 34% of our income from operations from the sale of imported automobiles, approximately 12% of our income from operations from Financing Services, approximately 8% of our income from operations from Automobile Value Added Services, approximately 41% of our income from operations from our websites and 5% of our income from operations from Auto Mall Management Services.  We view our Financing Services and our Automobile Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services.  A disruption in, or compromise of, our sales operations or our ability to provide Automobile Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations.

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

As the only one-stop service provider in Tianjin, our market share in the combined Financing Services and Automobile Value Added Services maintained its leading position in Tianjin. However, in the future we anticipate increasing pressure on our business from competitors, and failure to maintain our relationships with various Chinese banks in Tianjin may adversely affect our ability to provide Financing Services to our customers and to be a “one-stop” service provider for Automobile Value Added Services and Financing Services.  In addition, if our competitors are able to establish similar relationships with these banks or other financial institutions in Tianjin or our future markets, we will no longer enjoy our current competitive advantage.

As of March 5, 2011, the Company had a credit line of $51,338,578. We are currently negotiating a number of new credit lines with various banks, though there can be no guarantee that we will be successful in doing so.  If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

In order to maintain the current competitive advantage we enjoy through our websites www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn, we will need to invest further in research and development of our websites to meet the needs of our customers.  The failure to consistently deliver accurate real-time industrial information could cause us to lose potential or existing subscribers.  In addition, if we are unable to open sub-websites in other major cities in the near future, we may fail to implement our strategy of becoming the first nationwide automobile marketing network.  As technical barriers to entry for Internet competitors are not substantial, successful entry into the market by competitors could result in a decrease in our revenue.

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

We depend upon the continued contributions of our senior management and other key executives, many of whom are difficult to replace.  In particular, our future success is heavily dependent upon the continued service of Mr. Tong Shiping, Mr. Yang Bin, Ms. Wang Xinwei, Mr. Li Yangqian, Ms. Cheng Weihong and Mr. Yuan Guohua.  If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business, financial condition and results of operations may be materially and adversely affected.  In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel.  Each of our executive officers has entered into standard employment agreements with us (in accordance with the format issued by the Labor and Social Security Administration in Tianjin and Chongqing) but is not subject to specific non-competition or non-solicitation agreements, as such agreements are not standard in China.  We also do not maintain key-man life insurance for any of our key executives.

We face a competitive labor market in China for skilled personnel and therefore are highly dependent on the skills and services of our existing key skilled personnel and our ability to hire additional skilled employees.

Competition for highly-skilled software design, technical, managerial, finance, marketing, sales and customer service personnel is intense in China.  Failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth.  Limitations on our ability to hire and train a sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share.  We may need to increase the levels of our employee compensation more rapidly than in the past in order to remain competitive. These additional costs could reduce our profitability and cause losses.

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

If we cannot obtain additional funding, we may be required to limit our marketing efforts and decrease or eliminate capital expenditures.

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

Operation of our facilities involves many risks, including natural disasters, power outages, labor disturbances and other business interruptions.  We do not carry any business interruption insurance or third-party liability insurance for accidents on our property or damage relating to our operations.  In addition, our existing insurance coverage may not be sufficient to cover all risks associated with our business.  As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

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

      Presently we sell our products only in China.  China will remain our primary market for the foreseeable future. To date, no trademark filings have been made.  Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes (including websites similar to www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn) that are substantially equivalent or superior to our own or copy our products.

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

            In addition, we have limited backup systems and redundancy and we have experienced system failures and electrical outages from time to time in the past which have disrupted our operations.  We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events.  If any of the foregoing occurs, we may experience a complete system shut-down.  We do not carry any business interruption insurance.  To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources.  To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions could have negative consequences, which could harm our business.

In 2010 we acquired all of the outstanding shares of Qizhong and its subsidiaries, a group of companies engaging in the development and operation of the website www.goodcar.cn and the business of providing consumers with information and discounted services relating to automobiles, including discounted gas, parking, car washes, car repair and maintenance. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

■
Difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes and operations, including product delivery, order management, and information systems;

■
Difficulty in forming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over financial reporting and information systems of the acquired company;

■	Diversion of management’s attention and disruption of ongoing business;

■
Difficulty in combining service and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

■	Loss of management, sales, technical or other key personnel;

■	Revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

■
Delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, sales, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

■	Incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

■	Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

■	Overpayment for any acquisition or investment or unanticipated costs or liabilities;

■	Responsibility for the liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

■	Incurring substantial write-offs, restructuring charges, and transactional expenses.

Our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations. Further, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based. Future transactions could cause our financial results to differ from expectations of market analysts or investors for any given quarter, which could, in turn, cause a decline in our stock price.

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

All of our business, assets and operations are located in China, and all of our revenues are derived from our operations in China.  Accordingly, our business, financial condition and results of operations are affected to a significant degree by economic, political and legal developments in China.  Changes in political, economic and social conditions in China, adjustments in PRC government policies or changes in laws and regulations could adversely affect our business, financial condition and results of operations.  The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

■	structure;

■	level of government involvement;

■	level of development;

■	level of capital reinvestment;

■	growth rate;

■	control of foreign exchange; and

■	methods of allocating resources.

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

As of December 31, 2010, we have approximately $17.1 million of cash deposited in banks, such as time deposits and bank notes, which constitute substantially all of our total cash and cash equivalents as of December 31, 2010. The terms of these deposits are, in general, up to twelve months.  Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006.  Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.  In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate

 On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006, as amended on June 22, 2009. The New M&A Rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. The New M&A Rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the New M&A Rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries. Among other things, the New M&A Rules include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.   However, the application of this PRC regulation remains unclear regarding the scope and applicability of the CSRC approval requirement.

We are committed to complying with and to ensuring that our beneficial owners who are subject to the New M&A Rules will comply with the relevant rules. However, we cannot assure you that all of our current or future beneficial owners who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with these rules. Any failure by any of our current or future beneficial owners to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “Board”) or as executive officers.  We are currently evaluating and monitoring developments with respect to these applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock. Out-of-period adjustments could require us to restate or revise previously issued financial statements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

We have an exhibition hall located at No. 129 Tian Bao Da Road, FTZ, Tianjin Province, PRC. The lease for this exhibition hall has 5-year term and expires on June 30, 2015. The annual rent for the exhibition hall is approximately $181,000 (RMB1,200,000).

In addition to the above properties, we operate 7 local offices in the PRC that handle sales and administration and daily operations. All of these locations are leased with lease terms ranging from 1 to 2 years. The annual rent for these offices is approximately $111,000 in aggregate.

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

Item 4.                        (Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock have been listed for trading on the OTCBB under the ticker symbol “CALG.OB” since January 29, 2009. On June 30, 2009, the Company’s common stock was listed on NASDAQ Capital Market. As of January 8, 2010, the Company’s common stock has been listed on NASDAQ Global Market. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2010:

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2010
First Quarter	$6.25	$3.93
Second Quarter	$4.27	$2.83
Third Quarter	$3.43	$2.68
Fourth Quarter	$3.35	$2.82

December 31, 2009
First Quarter	$3.88	$3.66
Second Quarter	$3.82	$3.56
Third Quarter	$4.16	$3.86
Fourth Quarter	$4.98	$4.62

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders.

As of March 22, 2011, we had approximately 13 holders of record of our common stock, and our common stock had a closing bid price of $2.76 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2010, there were no warrants or options outstanding to acquire any shares of our common stock.

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

On November 1, 2010, Shisheng acquired all issued and outstanding stocks of Qizhong and completed the acquisition simultaneously. As a result, Qizhong became a wholly-owned subsidiary group of the Company and was included in the Company’s consolidated financial statements from the date of acquisition.

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Qizhong and agreed that the remaining cash consideration totaling $2.09 million and the consideration share of 1,063,427 shares of common stock of the Company shall be paid to the former owners of Qizhong no later than June 30, 2011.

Pursuant of the Agreement and the Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Qizhong, was $4.47 million for the acquisition of 100% of Qizhong’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Qizhong) and the issuance of 1,063,427 shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $3.25 per share, the per share price of the Company’s common stock on the acquisition date. The Company remitted approximately $600,000 by January 20, 2011.

Current Business of the Company

The Company, through its websites (www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn),  provides individual and business customers with services in relation to automobile sales, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, including discounted gas, 24/7 emergency roadside assistance, car repairs and maintenance.  Also, the Company is the only one-stop service provider in Tianjin, also providing dealer financing to our customers.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes the sales of automobiles upon delivery and acceptance by the customers and where collectibility is reasonably assured.

Service revenue related to financing services is recognized ratably over the financing period.

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term. The Company charges a monthly fee for listing services and recognizes the revenue when services are performed. The Company offers sales incentives to its customers in the form of (i) subscription exemptions; (ii) discounted prices and (iii) free advertisements. The Company classifies sales incentives as a reduction of net revenues. Revenues, net of discounts and allowances, are recognized ratably over the service periods.

The Company recognizes revenue from automobile value-added services when such services are performed.

Receivables Related to Financing Services

We record a receivable related to financing services when cash is loaned to customers to finance their purchases of automobiles. Upon repayments by customers, we record the amounts as reductions of receivables related to financing services. Receivables related to financing services represents the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. We charge a fee for providing loan service and such fee is prepaid by customers. We amortize these fees over the receivable term, which is typically 90 days, using the straight-line method. We record such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

We evaluate the collectibility of outstanding receivables at the end of each of the reporting periods and make estimates for potential credit losses. We have not experienced any losses on our accounts receivable historically.

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

Income Taxes

In the process of preparing financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis As of December 31, 2010, the deferred tax assets amounting to $429,711 resulting from net operating loss carried forward, advertising expenses and allowance of doubtful accounts are not more likely than not to be realized and a full of valuation allowance has been provided.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely.  These earnings relate to ongoing operations and are approximately $18.5 million as of December 31, 2010.  Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2010 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As of December 31, 2010, there was no impairment of goodwill or acquired intangible assets with indefinite lives.

Accounting for Acquisitions

We record our acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. We utilize management estimates and, in some instances, an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance. The purchase price allocation is subject to change during the measurement period, which is limited to one year subsequent to the acquisition date. For acquisitions after January 1, 2009, adjustments to the purchase price allocation are recorded retrospectively, while for acquisitions prior to January 1, 2009, adjustments to purchase price allocation are recorded prospectively.

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations, which is now part of the Accounting Standards Codification (“ASC”) 805 “Business Combinations”. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding the accounting and reporting framework for noncontrolling interests by a parent company, which is now part of ASC 810 “Consolidations”, and also the disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The guidance requires noncontrolling interests to be separately presented as a component of equity in the Company’s consolidated balance sheets and below income tax expense in its consolidated statements of income. In addition, the guidance requires that minority interests be renamed noncontrolling interests and that a company presents a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted authoritative guidance codified as ASC 855 “Subsequent Events”, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have any significant impact on to Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” codified in ASC 810 “Consolidations” which amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and became effective for the Company beginning in the first quarter of 2010. The adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the amended authoritative guidance issued by the FASB regarding interim disclosures about the fair value of financial instruments, which is now codified in ASC 820. The guidance requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption of this guidance to have any significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (“ASC Topic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the disclosure requirements under this ASU and the impact on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impacts on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company's consolidated financial condition or results of operations.

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared To the Fiscal Year Ended December 31, 2009

 The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2010		2009		%
Net revenue	$257,681,456	100.00%	$215,188,081	100.00%	19.75%
Cost of revenue	243,621,911	94.54%	204,953,584	95.24%	18.87%
Gross profit	14,059,545	5.46%	10,234,497	4.76%	37.37%
Operating expenses	2,838,913	1.10%	1,983,219	0.92%	43.15%
Income from operations	11,220,632	4.36%	8,251,278	3.84%	35.99%
Other expenses	93,805	0.04%	187,530	0.09%	(49.98)%
Income before income taxes and noncontrolling interests	11,126,827	4.32%	8,063,748	3.75%	37.99%
Net income	$8,006,640	3.11%	$5,548,686	2.58%	44.30%

Our net revenue for 2010 increased 19.75% to $257,681,456 from $215,188,081 for 2009 and our cost of revenue for 2010 increased 18.87% to $243,621,911 from $204,953,584 for 2009. Gross profit margin increased 70 basis points from 4.76% for 2009 to 5.46% for 2010. As compared to 2009, our gross profit, income from operations and net income in 2010 increased 37.37% to $14,059,545, 35.99% to $11,220,632 and 44.30% to $8,006,640, respectively primarily due to an increase in our revenue from financing services, web-based advertising services, automobile value added services and auto mall management services, and the Company’s increased share of its subsidiaries’ profit following its further acquisitions of equity holdings in Hengjia, Ganghui and Zhengji to 98% on July 23, 2009.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2010		2009		%
Net revenue	$257,681,456	100.00%	$215,188,081	100.00%	19.75%
- Sales of Automobiles	247,982,356	96.24%	209,843,691	97.52%	18.17%
- Financing Services	1,777,217	0.69%	1,217,727	0.57%	45.95%
- Web-based Advertising Services	5,962,493	2.31%	3,459,098	1.61%	72.37%
- Automobile Value Added	1,159,340	0.45%	667,565	0.30%	73.67%
Services
- Auto Mall Management Services	800,050	0.31%	-	-	100.00%

Sales of Automobiles

Net revenue from sales of automobiles increased 18.17% to $247,982,356 for 2010 from $209,843,691 for 2009. During 2010 and 2009, the Company sold 2,778 automobiles and 2,744 automobiles, respectively, representing an increase of 1.24% in volume. The average unit selling price per automobile for 2010 increased 16.74% to $89,272 from $76,474 for 2009.  The Company will continue its focus on the marketing of luxury high-end automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 28.9% and 29.1% of the Company’s sales during 2010 and 2009, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

While transforming from an automobile trader to a modernized web-based automobile-related logistics service provider, the Company’s rate of growth in automobiles sales is expected to lower. In future years, we do not foresee our leading position as the imported automobile trader in Tianjin to change and plan to consistently enhance our profitability.

Financing Services

Net revenue from Financing Services for 2010 increased 45.95% to $1,777,217 from $1,217,727 for 2009. Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC. The Company has expanded its aggregate credit lines by approximately $15 million to $51 million as of December 31, 2010, from approximately $36 million as of December 31, 2009. Revenue from Financing Services increased as a result of the increase in credit lines during the period.

Our revenue from Financing Services increased from $1,217,727 in 2009 to $1,777,217 in 2010. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. Our Company established reputable credit with most major commercial banks and although the enormous decrease or the simultaneous expiration of credit lines or other bank facilities may reduce our capacity to provide financing services and to affect our purchase power, we had not experienced formidable difficulties in the access of credit lines and any other bank facility. The Company has expanded its line of credit by approximately 41.67% from $36 million as of December 31, 2009 to $51 million as of December 31, 2010 to support its Financing Services. We do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

            We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China, China Merchants Bank,  Pudong Development Bank, China Zheshang Bank and Industrial and Commercial Bank of China. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 5, 2011, the Company had a credit line of $51,338,578 (RMB 340,000,000). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

Revenue generated from advertisements on our websites has experienced continuous growth in recent years.

Following the Company’s focus on promotion and advertising of its web-based services in past years, revenue generated by our websites increased 72.37%, from $3,459,098 in 2009 to $5,962,493 in 2010. The acquisition of Qizhong contributed $477,826 to the revenue from web-based advertising services for 2010. In 2010 and 2009, all of our revenue from our websites is generated by subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile value added services sold over the Internet.

We are experiencing rapid development in our websites and expected to a continuous growth in revenue from our website through growing from 35 cities currently to 60 cities throughout China reaching 70% of the auto buying pubic in future years.

Automobile Value Added Services

Our Automobile Value Added Services revenue increased 73.67%, from 667,565 in 2009 to $1,159,340. The increase is primarily due to the increase in sales of automobiles and the acquisition of Qizhong contributed $56,142 to the revenue from automobile value added services for 2010.

Auto Mall Management Services

Our Auto Mall Management Services revenue for 2010 was $800,050, which represented revenue from a service agreement entered into with Tianjin Prominent Hero International Logistics Co., Ltd. dated March 1, 2010. There was no such revenue in 2009.

Cost of Revenue

	Year ended December 31,				Change in
	2010		2009		%
Net revenue	$257,681,456	100.00%	$215,188,081	100.00%	19.75%
Cost of revenue	$243,621,911	94.54%	204,953,584	95.24%	18.87%
Gross profit	$14,059,545	5.46%	10,234,497	4.76%	37.37%

Our cost of revenue in 2010 consisted primarily of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 18.87%, from $204,953,584 in 2009 to $243,621,911 in 2010. The increase was primarily due to the increase in the purchase price of imported automobiles in the year, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profits increased by 37.37% from $10,234,497 in 2009 to $14,059,545 in 2010, due to an increase in net revenues of 19.75% from $215,188,081 to $257,681,456.

Operating Expenses

	Year ended December 31,				Change in
	2010		2009		%
Operating expenses
- Selling and marketing	$1,117,202	39.35%	$630,021	31.77%	77.33%
- General and administrative	1,721,711	60.65%	1,353,198	68.23%	27.23%
Total	$2,838,913	100.00%	$1,983,219	100.00%	43.15%

Operating expenses increased 43.15%, from $1,983,219 in 2009 to $2,838,913 in 2010. This increase was a combination of a 77.33% increase in selling and marketing expenses from $630,021 in 2009 to $1,117,202 in 2010, and a 27.23% increase in general and administrative expenses (“G&A”) from $1,353,198 in 2009 to $1,721,711.

Selling and marketing expenses increased 77.33% in 2010. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December, 31		Change in
	2010	2009	%
Primary selling and marketing expenses
- Office allowance	$126,613	$70,332	80.02%
- Payroll	260,103	107,736	141.43%
- Advertising and promotion	110,999	20,855	432.24%
- Entertainment	67,843	39,239	72.90%
- Auto insurance, maintenance and fees	93,233	69,530	34.09%
- Rent	197,112	172,412	14.33%

The Company acquired Qizhong on November 1, 2010 and includes the result of operations of Qizhong for the period since the date of acquisition. As a result, selling and marketing expenses include Qizhong’s selling and marketing expenses of $228,153, representing 46.83% of the 2010 increase of selling and marketing expenses.

Office allowance increased 80.02% to $126,613 as a result of the Company’s acquisition of certain low value office equipment in 2010.  Payroll expenses increased 141.43%, from $107,736 in 2009 to $260,103 in 2010 due to the cost of additional staff for the new segment of Auto Mall Management Services and the newly acquired Qizhong, and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion increased by more than 4.3 times as Qizhong incurred promotion expenses of approximately $108,231 to advertise its VIP membership cards and auto-related products and services.  Entertainment and auto expenses in 2010 increased 72.90% and 34.09%, respectively, which is primarily in line with the sales growth.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Year Ended December, 31		Change in
	2010	2009	%
Primary general and advertisement expenses
- Depreciation	$202,719	$193,046	5.01%
- Entertainment	90,098	73,973	21.80%
- Payroll	418,888	321,762	30.19%
- Legal and professional fees	673,459	467,575	44.03%

As a result of Qizhong, general and administrative expenses include its general and administrative expenses of $130,507, representing 35.41% of the 2010 increase of general and administrative expenses.

 Payroll expenses increased 30.19% to $418,888 for 2010 from $321,762 for 2009 primarily due to the cost of additional staff for the new segment of Auto Mall Management Services and the newly acquired Qizhong, and the rising costs of remuneration packages related to recruiting and maintaining skilled employees.  Legal and professional fees increased 44.03% for 2010 to $673,459 from $467,575 in 2009, due to the increased costs of handling U.S. reporting matters and the costs incurred in relation to our acquisition of Qizhong.

Income from Operations

Income from operations increased 35.99% for 2010 to $11,220,632 from $8,251,278 in 2009, which is primarily attributable to growth in revenue and gross profit. Gross profit increased 37.37% for 2010 to $14,059,545 from $10,234,497 in 2009, due to an increase in net revenues of 19.75% from $215,188,081 to $257,681,456.

Inflation

We believe that inflation has had a negligible effect on operations for the fiscal years 2010 and 2009. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2010 and 2009.

	Year Ended December, 31
	2010	2009

Net cash provided by operating activities	$16,425,240	$1,837,289
Net cash provided by (used for) investing activities	1,458,236	(520,337)
Net cash used for financing activities	(2,712,149)	(662,650)
Effect on exchange rate change on cash	307,117	1,975
Cash and cash equivalents at beginning of year	2,255,058	1,598,781
Cash and cash equivalents at end of year	17,733,502	2,255,058

Operating Activities

During the fiscal year 2010, we generated net cash from operating activities of $16,425,240, as compared to net cash provided by operating activities of $1,837,289 in 2009. The increase in net cash from operating activities is primarily a result of our increased net income during the year and an increase in net cash flows provided by operating assets and liabilities as compared to the net cash of $4,146,412 used in operating assets and liabilities in 2009. This increase in net cash flows provided by operating assets and liabilities is primarily comprised of a $11,234,004 increase in customer deposits, which was partly offset by an increase in inventories of $1,886,865, a decrease in draft notes payable of $2,969,452 and a decrease in income tax payable of $1,129,874 as compared to the same period in 2009.

Investing Activities

During fiscal year 2010, we generated net cash flows provided by investing activities of $1,458,236, as compared to $520,337 of net cash outflows used for investing activities in 2009. The increase was primarily attributable to the cash of $1,677,446 acquired in the Qizhong acquisition.

Financing Activities

During fiscal year 2010, net cash used for financing activities was $2,712,149, as compared to $662,650 of net cash used for financing activities in 2009. Such increase in cash used in financing activities is mainly because the Company repaid all short term borrowings but did not arrange any new loans during 2010.

Our total cash and cash equivalents increased to $17,733,502 as of December 31, 2010, as compared to $2,255,058 as of December 31, 2009.

Working Capital

Our management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. We have minimal accounts receivable from our automobile sales and trading operations for fiscal years 2010 and 2009.

Capital Expenditures

We had property and equipment, net of $756,110 as of December 31, 2010 and $487,933 as of December 31, 2009. The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2010 and 2009.

	Year Ended December, 31		Change in
	2010	2009	%
Computer	$216,978	$210,448	3.10%
Office equipment, furniture and fixtures	373,499	125,676	197.19%
Leasehold improvement	127,695	-	100.00%
Automobiles	1,210,204	1,029,631	17.54%
Total	1,928,376	1,365,755	41.19%
Accumulated depreciation	1,172,266	877,822	33.54%
Net	756,110	487,933	54.96%

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

Item 8                         Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-27 comprising a portion of this annual report on Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                    Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2010 acquisition of Qizhong, which are included in the consolidated financial statements of the Company for the year ended December 31, 2010 and constituted: $8,005,482 and $6,186,599 of total and net assets, respectively, as of December 31, 2010 and $533,972 and $21,316 of total revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Even though the management did not perform the evaluation of Qizhong’s internal control over financial reporting, we became aware of the following material weaknesses:

We did not retain sufficient qualified accounting personnel in our recent acquired company, Chongqing Qizhong Technology Development Co., Ltd., in order to prepare its financial statements in accordance with accounting principles generally accepted in the U.S.  This deficiency resulted in significant amount of material adjustments to the consolidated financial statements and caused substantial delays to completing the financial reporting process.

As a result of the material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

To remediate the material weaknesses identified in internal control over financial reporting of Qizhong, we have commenced to hire for Qizhong additional qualified accounting personnel to assist preparation of financial information, as required for future interim and annual reporting, in accordance with generally accepted accounting principles in the U.S.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

This Annual Report on Form 10-K does not include an attestation report of the Registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management's report in this Annual Report.

 (b)  Changes in Internal Control Over Financial Reporting.

During our fiscal year 2010, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                    Other Information.

None

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance.

As of December 31, 2010, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience

Tong, Shiping	50	Chief Executive Officer, President and Chairman of the Board
Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when Shisheng was founded.  He earned his Bachelor degree in computer science from the China Air Force Engineering University.   Mr. Tong is also a director of the Tianjin Car Logistics Association. The Board believes that Mr. Tong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 16 years of experience in the China auto industry, his having provided leadership and strategic direction to the Company as its founder, and his unparalleled understanding of the Company’s operations and products.

Li, Yangqian	44	Chief Operating Officer and Vice President
Mr. Li has served as Vice President and Chief Operating Officer of the Company since 2003.  He earned his Master degree in engineering from Tianjin University.  From 2001 to 2003, Mr. Li served as the regional manager for Tianjin OTIS Elevator.  Mr. Li is also the deputy chairman of the China Automobile Dealers Association – Marketing Division. The Board believes that Mr. Li has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive executive leadership and management experience as COO and VP of the Company.

Wang, Xinwei	53	Chief Financial Officer, Treasurer and Vice President
Ms. Wang has served as the Chief Financial Officer, Treasurer and Vice President of the Company since joining Shisheng in 2001.  She earned her Bachelor degree in industry accounting from Tianjin Radio and TV University.  Ms. Wang is a qualified Chinese certified public accountant. The Board believes that Ms. Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive executive leadership and financial expertise as CFO, Treasurer and VP of the Company.

Cheng, Weihong	48	Secretary, Senior Vice President (Head of Human Resources and General Administration) and Director
Ms. Cheng has served as Secretary and Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995.  She earned her Bachelor degree from Shijazhuang Military Medical University.  Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995. The Board believes that Ms. Cheng has the experience, qualifications, attributes and skills necessary to serve on the Board because of her over 16 years of experience in the China auto industry as Secretary and Senior VP of the Company.

Name	Age	Position Held	Experience

Yang, Bin	38	Senior Vice President (General Manager, Head of Sales) and Director
Mr. Yang has served as the Senior Vice President (General Manager, Head of Sales) since 2003, when he joined Shisheng.  He earned his Bachelor degree from Foreign Trade Nankai University and an Executive M.B.A. from Tsing Hua University.  Prior to joining Shisheng, Mr. Yang served as the general manager of Tianjin Yingzhijie Car Trading Corp. from 1999 to 2003.  Mr. Yang also serves with the Expert Division of the China Association of Imported Automobiles. The Board believes that Mr. Yang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive executive leadership and management experience as Senior VP of the Company.

Barth, Howard S.	58	Director
Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant.  He has served as a director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) since May 2005 (and has served previously as chairman of its audit committee) and was its chief executive officer and president in 2006.  He is currently a director of Offshore Petroleum Corp. and recently rejoined Yukon Gold Corporation, Inc. as a director.  He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University. The Board believes that Mr. Barth has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in public companies.

Gao, Yang	37	Director
Mr. Gao worked for the Bank of China from 1994-2002 and was responsible for its institution monetary credit business.  Since 2002, he has served as the Institution Sales Manager at the Tianjin Branch of Shanghai Pudong Development Bank.  Mr. Gao has rich experience in evaluating and controlling credit risk, as well as experience in investment, M&A and re-organizations.  He received a bachelor’s degree in Economics from Tianjin University of Finance and Economics. The Board believes that Mr. Gao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his financial expertise and extensive experience in the financial services industry.

Qu, Zhong	48	Director
Ms. Qu joined Tianjin Jinma Property Development Corp. in 1992 as assistant manager and was later promoted to vice General Manager.  Since 1995, Ms. Qu has served as the sales manager for Tianjin Guotai Anju Property Development and Management Corp.  Ms. Qu received her bachelor’s degree in Engineering from Xi’An Telecommunication Engineering University, and in 2004, she received an Executive MBA from Tianjin University of Finance and Economics. The Board believes that Ms. Qu has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive executive leadership and management experience.

Name	Age	Position Held	Experience

Kong, Xiaoyan	43	Director
Ms. Kong started her career in 1993 with the Tianjin Foreign Trade Law Firm, practicing foreign economic law.  She worked as a China Legal Consular for Livasari & Co. from 1997-1999. From 1999-2004, she worked for Jiade Attorneys of Law as partner and senior partner.  Since May 2004, she has practiced with Tianjin Jiade Hengshi Attorneys of Law as senior partner.  Ms. Kong received her master’s degree in Law at Zhongshan University. The Board believes that Ms. Kong has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive experience and governance expertise.

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

Board of Directors Meetings and Committees

The Board held 1 meeting during the fiscal year ended December 31, 2010.  Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

During the fiscal year ended December 31, 2010, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2010, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees.  A copy of the Code may be obtained by writing the Secretary of the Company at No. 87 No. 8 Coastal Way, Floor 2, Construction Bank, FTZ Tianjin Province, The People’s Republic of China 300461.

Item 11.         Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
Tong, Shiping,	2010	$53,450	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$53,450
CEO and President	2009	$15,886	36,593	-0-	-0-	-0-	-0-	-0-		$52,479

Wang, Xinwei,	2010	$35,633	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$35,633
CFO, Treasurer and VP	2009	$12,373	22,834	-0-	-0-	-0-	-0-	-0-		$35,207

Yang, Bin, Senior VP	2010	$37,415	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$37,415
(GM, Head of Sales)	2009	$12,434	24,151	-0-	-0-	-0-	-0-	-0-		$36,585

Cheng, Weihong,	2010	$35,633	-0-	-0-	-0-	-0-	-0-	-0-	(4)	$35,633
Secretary, Senior VP (Head of HR and Admin)	2009	$12,352	22,834	-0-	-0-	-0-	-0-	-0-		$35,186

Li, Yangqian,	2010	$35,633	-0-	-0-	-0-	-0-	-0-	-0-	(5)	$35,633
COO and VP	2009	$12,373	22,834	-0-	-0-	-0-	-0-	-0-		$35,207

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ending December 31, 2010 is $53,450 (RMB 360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2010).
(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ending December 31, 2010 is $35,633 (RMB 240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2010).
(3)	Mr. Yang Bin’s total compensation for the fiscal year ending December 31, 2010 is $37,415 (RMB 252,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2010).
(4)	Ms. Cheng Weihong’s total compensation for the fiscal year ending December 31, 2010 is $35,633 (RMB 240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2010).
(5)	Ms. Li Yangqian total compensation for the fiscal year ending December 31, 2010 is $35,633 (RMB 240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2010).

As of December 31, 2010, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The 2010 Omnibus Long-Term Incentive Plan (the “Plan”) assists the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company, and providing annual and long-term incentives for such persons expend maximum efforts in the creation of stockholder value. The Plan is administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors. The Plan does not limit the availability of awards to any particular class or classes of eligible employees.  Awards granted under the Plan are not transferable, except in the event of the participant's death.  Under the Plan, 2,172,000 shares are currently reserved and available for delivery in connection with awards under the Plan.

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010.  As of March 22, 2011, no awards have been granted under the Plan.

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

Director Compensation

The Company did not provide any compensation to its directors in the fiscal year ended December 31, 2010.  The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2011 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 22, 2011.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class

Tong Shiping, Chief Executive Officer, President and Chairman of the Board	-0-	0%

Li Yangqian, Chief Operating Officer and Vice President	-0-	0%

Wang Xinwei, Chief Financial Officer, Treasurer and Vice President	-0-	0%

Cheng Weihong, Secretary and Senior Vice President (Head of Human Resources and General Administration) and Director	-0-	0%

Yang Bin, Senior Vice President (General Manager, Head of Sales) and Director	-0-	0%

Howard S. Barth, Director	-0-	0%

Gao Yang, Director	-0-	0%

Qu Zhong, Director	-0-	0%

Kong Xiaoyan, Director	-0-	0%

All Directors and Officers as a Group (10 persons)	-0-	0%
*    Unless otherwise noted, the address is that of the Company’s.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	2,172,000
Equity compensation plans not approved by security holders	None		None	None
Total				2,172,000
(1)	As of March 22, 2011, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Ms. Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2010 and 2009, the Company made aggregate borrowings from Cheng Weihong of $1,054,585 and $9,198, respectively, and made repayments of $500,337 and $0 to Ms. Cheng Weihong.  As of December 31, 2010 and 2009, the outstanding balances due to Cheng Weihong were $573,922 and $19,391, respectively.

One of the Company’s shareholder, Sino Peace Limited, paid accrued expenses of $601,234 and $482,367 on behalf of the Company during the years ended December 31, 2010 and 2009.  The amounts of $1,617,654 and $975,920 were outstanding as due to this shareholder on the consolidated balance sheet as of December 31, 2010 and 2009.

On November 1, 2010, the Company acquired all issued and outstanding stocks of Qizhong. In connection with this acquisition, the amount of $2,717,925 representing the part of purchase considerable payable in cash to the former owners of Qizhong was outstanding as due to these shareholders on the consolidated balance sheet as of December 31, 2010.

In connection with the Qizhong acquisition, the Company acquired the balances due to former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong will become shareholders of the Company.

Director Independence

All members of the Company’s Board, excluding Tong Shiping, Cheng Weihong and Yang Bin, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

Item 14.        Principal Accounting Fees and Services.

Our independent accountant is Marcum LLP. As reported in our Form 8-K filed on October 6, 2010, the Company appointed Marcum LLP as its independent accountant effective as of October 1, 2010. Our previous independent accountant was Stonefield Josephson, Inc., which combined its practice with Marcum LLP effective as of October 1, 2010. Set below are aggregate fees billed by Marcum LLP and Stonefield Josephson, Inc. for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2010 and 2009.

Audit Fees

During the fiscal year ended December 31, 2010, the fees for Marcum LLP and Stonefield Josephson, Inc. were $57,000 and $284,842 respectively, which included fees related to the audits of Qizhong’s financial statements prior to the acquisition.  During the fiscal year ended December 31, 2009, the fees for Stonefield Josephson, Inc. were $195,000.

Audit Related Fees

During the fiscal years ended December 31, 2010 and December 31, 2009, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2010 and December 31, 2009, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2010 and December 31, 2009, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2010 and 2009, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

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
10.8 (4)
Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.9 (5)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.10*	Memorandum of Understanding on Performance of Share Transfer Agreement, dated March 15, 2011, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.11*	Credit Line Agreement, dated June 2, 2010, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12*
Import Negotiation Agreement and Agreement on Opening of Irrevocable Documentary Letter of Credit, dated November 1, 2010, by and between Tianjin Free Trade Zone (FTZ) Branch of Industrial & Commercial Bank of China and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

14.1 (3)	Code of Business Conduct and Ethics
17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.
17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010

Page

Report of Independent Registered Public Accounting Firm	F-2 – F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Comprehensive Income	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
of China Auto Logistics Inc.:

We have audited the accompanying consolidated balance sheet of China Auto Logistics Inc. and subsidiaries as of December 31, 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended. China Auto Logistics Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Los Angeles, California
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
of China Auto Logistics Inc.:

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended.  China Auto Logistics Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Wanchai, Hong Kong
March 29, 2010

CHINA AUTO LOGISTICS INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$17,733,502	$2,255,058
Restricted cash	5,969,306	4,296,368
Accounts receivable – trade, net of allowance of doubtful accounts of $2,633 and $0 in 2010 and 2009, respectively	145,840	-
Receivables related to financing services	39,106,056	9,499,219
Inventories	19,052,212	16,617,641
Advances to suppliers	13,752,616	18,151,077
Prepaid expenses	179,526	36,516
Value added tax receivable	40,950	368,272
Deferred tax assets	10,057	-
Total current assets	95,990,065	51,224,151

Property and equipment, net	756,110	487,933
Goodwill	4,321,930	-
Intangible assets, net	1,677,649	-
Other assets	54,034	-
Total assets	$102,799,788	$51,712,084

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Line of credit related to financing services	$36,038,949	$7,766,981
Bank loans payable	-	3,221,933
Draft notes payable	-	2,929,030
Accrued expenses	481,804	455,276
Customer deposits	17,464,320	5,857,640
Deferred revenue	260,705	82,185
Due to shareholders	5,420,484	975,920
Due to director	573,922	19,391
Income tax payable	1,239,119	2,132,891
Total current liabilities	61,479,303	23,441,247

Deferred tax liability	419,413	-
Total liabilities	61,898,716	23,441,247

Commitments and contingencies (Note 13)

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 19,163,427 shares and 18,100,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	19,163	18,100
Additional paid-in capital	16,728,605	13,273,530
Accumulated other comprehensive income	3,313,472	2,278,788
Retained earnings	20,406,707	12,400,067
Total China Auto Logistics Inc. shareholders’ equity	40,467,947	27,970,485
Noncontrolling interests	433,125	300,352
Total equity	40,901,072	28,270,837

Total liabilities and shareholders’ equity	$102,799,788	$51,712,084

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009

Net revenue	$257,681,456	$215,188,081
Cost of revenue	243,621,911	204,953,584
Gross profit	14,059,545	10,234,497

Operating expenses:
Selling and marketing	1,117,202	630,021
General and administrative	1,721,711	1,353,198
Total operating expenses	2,838,913	1,983,219

Income from operations	11,220,632	8,251,278

Other income (expenses):
Interest income	58,714	10,776
Interest expenses	(144,440)	(198,306)
Miscellaneous	(8,079)	-
Total other expenses	(93,805)	(187,530)

Income before income taxes	11,126,827	8,063,748

Income taxes	3,002,557	2,145,073

Net income	8,124,270	5,918,675

Less: Net income attributable to noncontrolling interests	117,630	369,989

Net income attributable to shareholders of China Auto Logistics Inc.	$8,006,640	$5,548,686

Earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$0.44	$0.31

Weighted average number of common share outstanding
- basic and diluted	18,277,723	18,100,000

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009

Net income	$8,124,270	$5,918,675

Other comprehensive income
- Foreign currency translation adjustments	1,049,827	24,444

Comprehensive income	9,174,097	5,943,119

Less: Comprehensive income attributable to noncontrolling
Interests	132,773	370,928

Comprehensive income attributable to shareholders of
China Auto Logistics Inc.	$9,041,324	$5,572,191

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Interests	Equity

Balance as of January 1, 2009	18,100,000	$18,100	$12,101,321	$2,293,367	$6,851,381	$1,507,669	$22,771,838
Purchases of
noncontrolling
Interests (Note 3)	-	-	1,172,209	(38,084)	-	(1,578,245)	(444,120)
Foreign currency translation adjustments	-	-	-	23,505	-	939	24,444
Net income	-	-	-	-	5,548,686	369,989	5,918,675

Balance as of December 31, 2009	18,100,000	18,100	13,273,530	2,278,788	12,400,067	300,352	28,270,837
Shares issued related to acquisition of Qizhong (Note 3)	1,063,427	1,063	3,455,075	-	-	-	3,456,138
Foreign currency translation adjustments	-	-	-	1,034,684	-	15,143	1,049,827
Net income	-	-	-	-	8,006,640	117,630	8,124,270
Balance as of December 31, 2010	19,163,427	$19,163	$16,728,605	$3,313,472	$20,406,707	$433,125	40,901,072

 The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$8,124,270	$5,918,675

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	257,952	211,398
Change of inventory reserve	-	(146,372)
Loss on disposal of property and equipment	1,092	-

Changes in operating assets and liabilities, net of effects related to acquisition of Qizhong:
Restricted cash	(1,513,895)	(4,201,185)
Accounts receivable – trade	44,048	11,081
Receivables related to financing services	(1,259,711)	572,379
Inventories	(1,886,865)	(21,383)
Advances to suppliers	1,909,318	(1,125,075)
Prepaid expenses, other current assets and other assets	(108,219)	(10,597)
Value added tax receivable	333,087	834,564
Deferred tax assets	(9,889)	36,593
Accrued expenses	484,542	290,153
Customer deposits	11,234,004	(1,117,055)
Deferred revenue	(44,301)	68,457
Income tax payable	(1,129,874)	515,656
Deferred tax liability	(10,319)	-
Net cash provided by operating activities	16,425,240	1,837,289

Cash flows from investing activities:
Payments to acquire noncontrolling interests	-	(444,120)
Cash acquired related to the acquisition of Qizhong	1,677,446	-
Proceeds from disposal of property and equipment	78,987	-
Purchase of property and equipment	(298,197)	(76,217)
Net cash provided by (used for) investing activities	1,458,236	(520,337)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	4,537,537
Repayments of short-term bank loans	(3,266,397)	(4,537,537)
Repayments of lines of credit related to automobile purchases	-	(662,714)
Proceeds from loans from director	1,054,585	64
Repayment of loans from director	(500,337)	-
Net cash flows used for financing activities	(2,712,149)	(662,650)

Effect of exchange rate change on cash	307,117	1,975

Net increase in cash and cash equivalents	15,478,444	656,277

Cash and cash equivalents at the beginning of year	2,255,058	1,598,781
Cash and cash equivalents at the end of year	$17,733,502	$2,255,058

CHINA AUTO LOGISTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2010	2009

Supplemental disclosure of cash flow information:
Interest paid	$144,440	$210,202
Income taxes paid	$4,152,639	$1,592,824

Non-cash activities
Increase of borrowings on lines of credit for loans extended to the Company’s customers	$27,562,548	$3,124,661
Increase (Decrease) in note payable for advances to suppliers	$(2,969,452)	$2,927,443
Increase in balance due to shareholders for accrued expenses paid by shareholder	$601,234	$482,367

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc. (the “Company” or “China Auto”), and the following wholly owned and majority owned subsidiaries of the Company:

-	Ever Auspicious International Limited (“HKCo”),
-	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”),
-	Tianjin Ganghui Information Technology Corp. (Ganghui”),
-	Tianjin Hengjia Port Logistics Corp. (“Hengjia”),
-	Zhengji International Trading Corp. (“Zhengji”),
-	Chongqing Qizhong Technology Co., Ltd (“Qizhong”),
-	Beijing Goodcar Technology Development Co., Ltd (“Beijing Goodcar”),
-	Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”),
-	Wuhan Youlu Network Technology Co., Ltd (“Wuhan Youlu”),
-	Chengdu Haoche Technology Development Co., Ltd. (“Chengdu Haoche”),
-	Tianjin Goodcar Technology Development Co., Ltd (“Tianjin Goodcar”), and
-	Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”).

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

Shisheng was incorporated in the People’s Republic of China (“PRC”) on September 1, 1995.  Shisheng’s business includes sales of both domestically manufactured automobiles and imported automobiles, providing financing services related to imported automobiles, and providing logistic services relating to the automobile importing process and other automobile value added services such as assistance with customs clearance, storage and nationwide delivery services (such services, “Automobile Value Added Services”).

In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles. Ganghui was 80% owned by Shisheng.

In September 2003, Shisheng formed Hengjia to provide automobile value added services to wholesalers and distributors in the imported vehicle trading industry.  Hengjia was 80% owned by Shisheng.

In February 2005, Shisheng and three other founders formed Zhengji to enhance the imported automobile trading industry. Zhengji was 32% owned by Shisheng since 2005.  In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji. Consequently, Shisheng's equity interest in Zhengji increased from 32% to 86.4%.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization, and Nature of Business - Continued

On July 23, 2009, Shisheng entered into Share Transfer Agreements to acquire additional ownership interests from other noncontrolling interest shareholders to increase its ownership interests in its Ganghui, Hengjia and Zhengji to 98% each, as disclosed in note 3, for an aggregate amount of $444,120.

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong and completed the acquisition simultaneously. Qizhong is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance. At the date of acquisition, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi are wholly-owned subsidiaries of Qizhong.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at bank and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC are not protected by any insurance and such uninsured amounts totaled $17,120,351 and $2,246,549 as of December 31, 2010 and 2009, respectively.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies - Continued

Restricted Cash

The Company had certain outstanding notes payable to suppliers which allow the suppliers to draw the draft amounts upon maturity dates at its banks. The Company is required to maintain a portion of these outstanding draft amounts in its banks as restricted cash. Cash restricted for this purpose amounted to $0 and $2,929,030, as of December 31, 2010 and 2009, respectively.

The Company had certain outstanding lines of credit to its banks related to its financing services. The Company is required to maintain certain amounts of cash in its banks to secure these borrowings. Restricted cash to secure these bank lines totaled $5,969,306 and $1,367,338 as of December 31, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience and other currently available evidence. As of December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $2,633 and $0, respectively.

Fair Value Disclosures of Financial Instruments

The Company adopted guidance issued by the FASB regarding fair value measurements for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). This guidance establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows:

-	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

-
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

-	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s accounts receivable, receivables related to financing services, value added tax receivable, inventories, prepaid expenses, advances to suppliers, lines of credit, bank loans payable, draft notes payable, accrued expenses, customer deposits, deferred revenue, due to shareholders, due to director, and income tax payable as of December 31, 2010 and 2009 approximate fair value.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies – Continued

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $1,049,827 and $24,444 for the years ended December 31, 2010 and 2009, respectively, are foreign currency translation adjustments.

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

Major Customers

During the years ended December 31, 2010 and 2009, there was one customer that accounted for 20% and 21% of our net revenue, respectively. There was no accounts receivable from this customer as of December 31, 2010 and 2009.

Major Suppliers

During the years ended December 31, 2010 and 2009, the following suppliers accounted for more than 10% of our total net purchases.

	Percentage of Total Purchases for the year ended December 31,
	2010	2009

Supplier A	11%	16%
Supplier B	12%	20%
Supplier C	*	19%

* less than 10%

The Company had no outstanding accounts payable to these suppliers as of December 31, 2010 and 2009.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services and (5) auto mall management services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes the sales of automobiles upon delivery and acceptance by the customers and where collectibility is reasonably assured.

Service revenue related to financing services is recognized ratably over the financing period.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies - Continued

Revenue Recognition - Continued

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term. The Company charges a monthly fee for listing services and recognizes the revenue when services are performed. The Company offers sales incentives to its customers in the form of (i) subscription exemption; (ii) discounted prices and (iii) free advertisements. The Company classifies sales incentives as a reduction of net revenues. Revenues, net of discounts and allowances, are recognized ratably over the service periods.

The Company recognizes revenue from automobile value added services when such services are performed.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of December 31, 2010 and 2009.

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

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of December 31, 2010 and 2009, there was no reserve for obsolescence.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Computer	5 years
Office equipment, furniture and fixtures	5 years
Leasehold improvement	5 years
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2010 and 2009.

Accounting for Acquisitions

Acquisitions completed prior to January 1, 2009 are accounted for using the purchase method. Any acquisitions completed after January 1, 2009 are accounted for using the acquisition method. The purchase method and acquisition method are similar in many aspects, though the two most significant changes, as it pertains to the Company’s financial statements, are accounting for contingent consideration and transaction costs. Under the purchase method, contingent consideration is only recorded in the period in which the consideration is earned as goodwill in that period. Under the acquisition method, the Company is required to estimate the fair value of contingent consideration as an assumed asset, liability or equity on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. For contingent consideration classified as an asset or liability, this estimate is recorded as part of the consideration transferred on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings. Under the purchase method, the Company was able to record transaction costs related to the completion of the acquisition as part of the purchase price. Under the acquisition method the Company is required to expense these costs as they are incurred. These costs are included in the caption “General and administrative” within operating expenses on the consolidated statements of income.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. There was no impairment of goodwill as of December 31, 2010. No events have occurred subsequent to December 31, 2010 that indicates impairment may have occurred.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

Intangible Assets

Intangible assets consist of trademark, advertising customer relationships and memberships, arose from the acquisition of Chongqing Qizhong. Amortization is calculated using the straight-line basis method over the following estimated useful lives:

Trademark	Infinite
Advertising customer relationships	4 years
Memberships	5 years

Intangible assets with finite lives are carried at cost less accumulated amortization.

Intangible assets with an indefinite useful life are not amortized. The Company’s trademark acquired in November 2010 as a result of the acquisition of Qizhong is not subject to amortization, as the remaining useful life is indefinite. The value of trademark was $706,965 as of December 31, 2010. If the intangible assets that are not being amortized are subsequently determined to have a finite useful life, the assets will be tested for impairment, and then amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. There have been no impairment charges of the Company’s intangible assets during the year ended December 31, 2010.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui.  The noncontrolling interests in 2010 and 2009 are summarized as below:

	As of December 31,
	2010	2009

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%
Zhengji	2.0%	2.0%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2010 and 2009 and “net income attributable to noncontrolling interests” in the consolidated statements of income for the years ended December 31, 2010 and 2009.

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $132,000 and $21,000 of advertising expenses for the years ended December 31, 2010 and 2009, respectively. Advertising expense is included in the caption “General and administrative” within operating expenses on the consolidated statements of income.

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

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to income tax matters in general and administrative expense. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2010 and 2009.

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

Recently Adopted Accounting Standards

Effective January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding business combinations, which is now part of the Accounting Standards Codification (“ASC”) 805 “Business Combinations”. This guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. Also, the Company adopted guidance issued by the FASB regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amended certain provisions of business combinations guidance related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB regarding the accounting and reporting framework for noncontrolling interests by a parent company, which is now part of ASC 810 “Consolidations”, and also the disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The guidance requires noncontrolling interests to be separately presented as a component of equity in the Company’s consolidated balance sheets and below income tax expense in its consolidated statements of income. In addition, the guidance requires that minority interests be renamed noncontrolling interests and that a company presents a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” codified in ASC 810 “Consolidations” which amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and became effective for the Company beginning in the first quarter of 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the amended authoritative guidance issued by the FASB regarding interim disclosures about the fair value of financial instruments, which is now codified in ASC 820. The guidance requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         Summary of Significant Accounting Policies - Continued

New Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not expect the adoption of this guidance to have any significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (“ASC Topic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the disclosure requirements under this ASU and the impact on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impacts on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and as such does not impact the Company's consolidated financial condition or results of operations.

(3)         Business Combinations

Qizhong Acquisition

On November 1, 2010, the Company entered into a purchase agreement (the “Agreement”) with the shareholders of Qizhong to acquire all of the issued and outstanding stock of Qizhong and completed the acquisition simultaneously.

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Qizhong and agreed that the remaining cash consideration totaling $2.09 million and the consideration share of 1,063,427 shares of common stock of the Company shall be paid to the former owners of Qizhong no later than June 30, 2011.

Pursuant of the Agreement and the Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Qizhong, was $4.47 million for the acquisition of 100% of Qizhong’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less  cash acquired of $1.68 million from Qizhong) and the issuance of 1,063,427 shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $3.25 per share, the per share price of the Company’s common stock on the acquisition date. The Company remitted approximately $600,000 by January 20, 2011.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Qizhong is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services, including discounted gas, parking, car washes, body-shop repair and car maintenance. The acquisition of Qizhong allows the Company to expand its offerings to customers with the addition of a wide range of automotive products and services, while simultaneously bolstering the growth of automobile value added services sales and realized synergies.

Qizhong’s results of operations are included in the Company’s consolidated statements of income from the acquisition date.

Purchase Price Allocation

The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. There was an excess, or premium, paid for the acquisition due to the benefits described above. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.  A goodwill of approximately $4,278,000 was recognized due to the expected synergies from the combined operations and further strengthening the Company’s automobile web network.   The goodwill was assigned to the Company’s web-based advertising service segment and auto value added service segment.  The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date is presented below (in thousands):

Amount
Accounts receivable	$189
Prepaid expenses	52
Deferred tax assets	395
Valuation allowance	(395)
Property and equipment	250
Goodwill	4,278
Intangible assets	1,702
Other assets	33
Accounts payable	(15)
Accrued expenses and other payables	(114)
Deferred revenue	(219)
Due to former owners of Qizhong	(1,074)
Income tax payable	(186)
Deferred tax liability	(426)
Cash used in acquisitions, net of cash acquired	$4,470

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives of 5 years. Intangible assets are being amortized on a straight-line basis with estimated remaining lives ranging from 4 to 5 years reflecting the expected future value.

Fees

The Company incurred legal and professional fees directly related to Qizhong acquisition totaling approximately $148,344 during the year ended December 31, 2010. All such costs are presented under the caption “General and administrative” within operating expenses in the accompanying consolidated statements of income.

Pro Forma Financial Information

Qizhong generated net revenue of approximately $534,000 and net loss of approximately $20,000 for the period from November 1, 2010 to December 31, 2010.  The pro forma financial information in the table below summarizes the combined results of operations of the Company and Qizhong as if the companies had been combined as of the beginning of each reporting periods presented. The pro forma basic and diluted net earnings per share are based on the pro forma weighted average number of shares of the Company as if the shares issued to acquire Qizhong were issued at the beginning of each of the reporting periods. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information for all periods presented also includes the pro forma amortization expenses from acquired intangible assets, and related tax effects:

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         Business Combinations - Continued

	Year ended December 31,
	2010	2009

Net revenues as reported	$257,681,456	$215,188,081
Net revenues of Qizhong for the period prior to acquisition	2,469,644	361,251
Pro forma net revenues	$260,151,100	$215,549,332

Net income attributable to Shareholders of China Auto Logistics Inc. as reported	$8,006,640	$5,548,686
Net income of Qizhong for the period prior to acquisition	566,780	(1,485,453)
Pro forma adjustment of additional amortization as a result of intangible assets
acquired in Qizhong acquisition	(206,539)	(247,847)
Pro forma adjustment to add back the transaction cost related to Qizhong acquisition	148,344	-
Pro forma net income attributable to Shareholders of China Auto Logistics Inc.	$8,515,225	$3,815,386

Basic and diluted earnings per share as reported	$0.44	0.31
Effect of Qizhong for the period prior to acquisition and pro forma adjustment	-	(0.11)
Pro forma basic and diluted earnings per share	$0.44	$0.20

Change in China Auto’s Ownership Interest in Hengjia, Ganghui and Zhengji

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

The effect of change in the Company’s ownership interests in its subsidiaries on China Auto’s equity are summarized as follows.

Year ended December 31,
2009

Net income attributable to Shareholders of China Auto Logistics Inc.	$5,548,686

Increase in China Auto’s additional paid-in capital for purchases of noncontrolling interests	1,172,209

Change in equity from net income attributable to China Auto and transfer from noncontrolling interests	$6,720,895

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)         Property and Equipment

A summary of property and equipment is as follows:
	As of December 31,
	2010	2009

Computer	$216,978	$210,448
Office equipment, furniture and fixtures	373,499	125,676
Leasehold improvement	127,695	-
Automobiles	1,210,204	1,029,631
	1,928,376	1,365,755
Less: Accumulated depreciation	1,172,266	877,822
	$756,110	$487,933

Depreciation expense was $217,366 and $211,398 for the years ended December 31, 2010 and 2009, respectively.

(5)         Goodwill

During the years ended December 31, 2010 and 2009, our goodwill is as follows:
	As of December 31,
	2010	2009

Acquired goodwill (Note 3)	$4,278,188	$-
Foreign currency translation adjustment	43,742	-
	$4,321,930	$-

There were no impairment losses during the years ended December 31, 2010 and 2009.

(6)         Intangible Assets

Intangible assets were acquired in connection with Qizhong on November 1, 2010 and include:

	As of December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Advertising customer relationships	$908,956	37,877	$871,079
Memberships	103,005	3,400	99,605
	1,011,961	41,277	970,684

Intangible asset not subject to amortization:
Trademark	706,965	-	706,965
Total	$1,718,926	$41,277	$1,677,649

Amortization expense was $40,587 for the year ended December 31, 2010. There were no intangible assets and no amortization expenses in the year ended December 31, 2009.

The weighted average amortization period of intangible assets subject to amortization is approximately 4.03 years.  Estimated amortization expense relating to the existing intangible assets with definite lives for each of the five succeeding fiscal years is as follows:

2011	$247,847
2012	247,847
2013	247,847
2014	209,970
2015	17,173
$970,684

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)         Lines of Credit Related to Financing Services and Lines of Credit Related to Automobile Purchases

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

China Merchants Bank

In June 2010, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of 11,324,686 (RMB75,000,000) as of December 31, 2010. As of December 31, 2010, the Company had an outstanding balance of $6,514,492 as of December 31, 2010. This facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

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

Agricultural Bank of China

In January 2010, the Company entered into a new facility line of credit with Agricultural Bank of China to its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $17,364,519 (RMB115,000,000) as of December 31, 2010 to facilitate its financing business. As of December 31, 2010, the Company had an outstanding balance of $15,622,679. This facility line matures in January 2012 and is guaranteed by three non-related entities.

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

PuDong Development Bank

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,099,582 (RMB100,000,000) as of December 31, 2010. As of December 31, 2010, the Company had outstanding balances of $4,836,186. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

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

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,549,791 (RMB50,000,000) as of December 31, 2010. As of December 31, 2010, the Company had outstanding balances of $60,216. The facility line of credit matures in June 2012 and is guaranteed by two directors and two non-related entities.

Industrial and Commercial Bank of China

In November 2010, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. As of December 31, 2010, the Company had outstanding balances of $9,005,376. The facility line of credit matures in November 2011.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)	Bank Loans Payable

Bank loans payable consist of the following:
	As of December 31,
	2010	2009

Loan from Agricultural Bank of China, with an interest at a rate of 5.405% guaranteed by non-related entities, and matured in March 2010	$-	$1,318,063

Loan from Agricultural Bank of China, with an interest at a rate of 5.841% guaranteed by non-related entities, and matured in November 2010	-	1,318,063

Loan from Agricultural Bank of China, with an interest at a rate of 5.841% guaranteed by non-related entities, and matured in November 2010	-	585,807
	$-	$3,221,933

Weighted average interest rates for these bank loans were 5.663% at December 31, 2009.

(9)	Draft Notes Payable

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

As of December 31, 2009, the Company had a draft note payable in the amount of $2,929,030 (RMB20,000,000) to a vendor as an advance payment to supplier. This note was guaranteed by China Zheshang Bank. Upon the maturity of this note in March 2010, the note holder could present this note to the bank to collect full amounts of the payable. The Company was required to maintain $2,929,030 as guaranteed funds, which was classified $2,929,030 as included in restricted cash as of December 31, 2009. As of December 31, 2010, the Company had no outstanding draft notes payable.

The purpose of this arrangement is to provide additional time to the Company to remit payments while the vendor does not bear any credit risk since the vendor is guaranteed by the bank for payments.

(10)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes.   The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2010 and 2009.

The Company’s income tax provision amounted to $3,002,557 and $2,145,073, respectively, for the years ended December 31, 2010 and 2009 (an effective rate of 27.0% for 2010 and 26.6% for 2009).  A reconciliation of the provision for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2010	2009

Computed tax at US federal statutory rate of 34%	$3,783,122	$2,741,674

Permanent differences:
Meal and entertainment (non-deductible portion)	17,382	11,321
Legal and professional fees (non-deductible portion)	173,408	117,816
Tax rate difference between US and PRC on foreign earnings	(1,001,415)	(725,738)
Change in valuation allowance	34,745	-
Others	(4,685)	-
	$3,002,557	$2,145,073

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Income Taxes - Continued

Details of income taxes	As of December 31,
	2010	2009
Current
US Federal	$-	$-
PRC	3,022,765	2,117,262
Total current	3,022,765	2,117,262

Deferred
US Federal	-	-
PRC	(20,208)	27,811
Total deferral	(20,208)	27,811

Total income taxes	$3,002,557	$2,145,073

	As of December 31,
	2010	2009
Details of deferred tax
Deferred tax assets:
Net operating losses carryforward	$371,565	$-
Advertising expenses carryforward	67,538	-
Allowance for doubtful accounts	665	-
	439,768	-
Valuation allowance	(429,711)	-
Total deferred tax asset	10,057	-

Deferred tax liabilities:
Intangible assets	(419,413)	-
Total deferred tax liabilities	(419,413)	-

Net deferred tax liability	$(409,356)	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $429,711 resulting from net operating loss carryforward, advertising expenses and allowance for doubtful accounts as of December 31, 2010 are not more likely than not to be realized. As of December 31, 2010, the Company’s tax loss carryforward of approximately $1,486,000 including $232,000, $585,000 and $669,000 of which will be expired after the fiscal year ended December 31, 2013, 2014 and 2015.  Deferred tax liabilities reflect the basis differences of the acquired intangible assets.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely.  These earnings relate to ongoing operations and are approximately $18.5 million as of December 31, 2010.  Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company adopted ASC 740-10-25 Accounting for Uncertainty in Income Taxes and such adoption did not have any material impact on the accompanying consolidated financial statements.  The Company is subject to income taxes in the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s tax filings are subject to the PRC tax bureau’s examination for a period up to 5 years.  The Company is not currently under any examination by the PRC tax bureau.

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	Retained Earnings

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company PRC’s subsidiaries are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves.  These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriation to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses.  The subsidiary may, upon a resolution passed by the stockholder, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employee of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries is required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of December 31, 2010 and December 31, 2009, the Company’s statutory reserve fund was approximately $2,054,000 and $1,241,000, respectively.

(12)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2010 and 2009, the Company made aggregate borrowings from Ms. Cheng Weihong of $1,054,585 and $9,198, respectively, and made repayments of $500,337 and $0 to Ms. Cheng Weihong.  As of December 31, 2010 and 2009, the outstanding balances due to Ms. Cheng Weihong were $573,922 and $19,391, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $601,234 and $482,367 on behalf of the Company during the years ended December 31, 2010 and 2009.  The amounts of $1,617,654 and $975,920 were outstanding as Due to Shareholder on the consolidated balance sheet as of December 31, 2010 and 2009.

On November 1, 2010, the Company acquired all issued and outstanding stocks of Qizhong. In connection with this acquisition, the amount of $2,717,925 representing the part of purchase considerable payable in cash to the former owners of Qizhong was outstanding as Due to Shareholders on the consolidated balance sheet as of December 31, 2010.

In connection with the Qizhong acquisition, the Company acquired the balances Due to Former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong will become shareholders of the Company.

The balances as discussed above as of December 31, 2010 and 2009 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2010 and 2009, there was no imputed interest charged in relation to these balances.

(13)	Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2010. Rent expense under operating leases were $228,704 for 2010 and $170,597 for 2009.

Future minimum lease payments under non-cancelable operating leases were as follows:
2011	$316,105
2012	225,524
2013	199,767
2014	219,744
2015	115,104
$1,076,244

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Segment Information

The Company has four principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising, and (4) automobile value added services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Year Ended December 31, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$247,982,356	$1,777,217	$5,962,493	$1,159,340	$800,050	$-	$257,681,456

Cost of revenue	243,230,184	27,807	251,908	79,839	32,173	-	243,621,911

Operating expenses
Selling and marketing	304,343	169,955	485,971	82,334	74,599	-	1,117,202
General and administrative	184,839	117,380	126,761	43,313	51,522	1,197,896	1,721,711
Total operating expenses	489,182	287,335	612,732	125,647	126,121	1,197,896	2,838,913

Income (loss) from operations	$4,262,990	$1,462,075	$5,097,853	$953,854	$641,756	$(1,197,896)	$11,220,632

Year Ended December 31, 2009	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$209,843,691	$1,217,727	$3,459,098	$667,565	$-	$-	$215,188,081

Cost of revenue	204,785,790	23,999	107,000	36,795	-	-	204,953,584

Operating expenses
Selling and marketing	295,245	93,780	204,838	36,158	-	-	630,021
General and administrative	265,219	83,068	72,750	27,862	-	904,299	1,353,198
Total operating expenses	560,464	176,848	277,588	64,020	-	904,299	1,983,219

Income (loss) from operations	$4,497,437	$1,016,880	$3,074,510	$566,750	$-	$(904,299)	$8,251,278

CHINA AUTO LOGISTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Segment Information - Continued

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of December 31, 2010	$40,891,786	$50,165,943	$5,804,586	$2,466,742	$221,150	$3,249,581	$102,799,788

As of December 31, 2009	$36,248,793	$14,212,513	$694,877	$416,926	$-	$138,975	$51,712,084

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated:  March 31, 2011

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer
Tong Shiping	(Principal Executive Officer) and Director	March 31, 2011

/s/ Wang Xinwei	Chief Financial Officer (Principal
Wang Xinwei	Accounting Officer)	March 31, 2011

/s/ Gao Yang
Gao Yang	Director	March 31, 2011

/s/ Yang Bin
Yang Bin	Director	March 31, 2011

/s/ Cheng Weihong
Cheng Weihong	Director	March 31, 2011

/s/ Qu Zhong
Qu Zhong	Director	March 31, 2011

/s/ Kong Xiaoyan
Kong Xiaoyan	Director	March 31, 2011

/s/ Howard Barth
Howard Barth	Director	March 31, 2011

Index to Exhibits

Exhibit Number	Exhibit Description
2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.
2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
3.1 (2)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Lease Agreement, effective as of March 31, 2003, between China Construction Bank Tianjin Tariff-free Zone Branch and Tianjin Shisheng Investment Group Ltd.
10.2 (1)	Lease Agreement, effective as of January 1, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.
10.3 (1)	Supplementary Agreement, dated as of December 8, 2007, between Tianjin Port International Car Exhibit Centre and Tianjin Shisheng Investment Group Ltd.
10.4 (1)	Form of Employment Contract
10.5 (3)	Audit Committee Charter
10.6 (3)	Compensation Committee Charter
10.7 (3)	Corporate Governance and Nominating Committee Charter
10.8 (4)
Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.9 (5)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.10*	Memorandum of Understanding on Performance of Share Transfer Agreement, dated March 15, 2011, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.11*	Credit Line Agreement, dated June 2, 2010, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12*
Import Negotiation Agreement and Agreement on Opening of Irrevocable Documentary Letter of Credit, dated November 1, 2010, by and between Tianjin Free Trade Zone (FTZ) Branch of Industrial & Commercial Bank of China and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

14.1 (3)	Code of Business Conduct and Ethics
17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.
17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.