Form 10-Q
period 2011-03-31
China Auto Logistics Inc
filed 2011-05-16
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, $.001 par value per share	19,163,427 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$7,543,570	$17,733,502
Restricted cash	14,340,704	5,969,306
Accounts receivable – trade, net of allowance of doubtful accounts of $2,687 and $2,633
as of March 31, 2011 and December 31, 2010, respectively	100,629	145,840
Receivables related to financing services	37,218,646	39,106,056
Inventories	25,669,384	19,052,212
Advances to suppliers	22,657,852	13,752,616
Prepaid expenses	114,772	179,526
Value added tax refundable	914,838	40,950
Deferred tax assets	-	10,057
Total current assets	108,560,395	95,990,065

Property and equipment, net	717,085	756,110
Goodwill	4,369,943	4,321,930
Intangible assets, net	1,632,037	1,677,649
Other assets	51,301	54,034
Total Assets	$115,330,761	$102,799,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$44,322,903	$36,038,949
Accounts payable	1,448,477	-
Accrued expenses	486,802	481,804
Customer deposits	18,986,034	17,464,320
Deferred revenue	208,093	260,705
Due to shareholders	4,864,515	5,420,484
Due to director	21,931	573,922
Income tax payable	1,149,750	1,239,119
Total current liabilities	71,488,505	61,479,303
Deferred tax liability	412,223	419,413
Total liabilities	71,900,728	61,898,716
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 19,163,427 shares issued and outstanding	19,163	19,163
Additional paid-in capital	16,728,605	16,728,605
Accumulated other comprehensive income	3,732,529	3,313,472
Retained earnings	22,483,841	20,406,707
Total China Auto Logistics Inc. shareholders’ equity	42,964,138	40,467,947
Noncontrolling interests	465,895	433,125
Total equity	43,430,033	40,901,072

Total liabilities and shareholders’ equity	$115,330,761	$102,799,788
The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net revenue	$81,210,800	$54,149,272
Cost of revenue	77,236,576	51,413,280
Gross profit	3,974,224	2,735,992

Operating expenses:
Selling and marketing	374,147	198,400
General and administrative	682,816	392,310
Total operating expenses	1,056,963	590,710

Income from operations	2,917,261	2,145,282

Other income (expenses):
Interest income	12,518	32,585
Interest expenses	-	(39,551)
Miscellaneous	(9,087)	-
Total other income (expenses)	3,431	(6,966)

Income before income taxes	2,920,692	2,138,316

Income taxes	816,188	584,516

Net income	2,104,504	1,553,800

Less: Net income attributable to noncontrolling interests	27,370	25,354

Net income attributable to shareholders of China Auto Logistics Inc.	$2,077,134	$1,528,446

Earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$0.11	$0.08

Weighted average number of common share outstanding
- basic and diluted	19,163,427	18,100,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net income	$2,104,504	$1,553,800

Other comprehensive income
- Foreign currency translation adjustments	424,457	8,088

Comprehensive income	2,528,961	1,561,888

Less: Comprehensive income attributable to noncontrolling
Interests	32,770	25,486

Comprehensive income attributable to shareholders of
China Auto Logistics Inc.	$2,496,191	$1,536,402

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$2,104,504	$1,553,800

Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	133,532	47,924
Loss on disposal of property and equipment	796	785

Changes in operating assets and liabilities:
Restricted cash	(8,269,224)	637,908
Accounts receivable – trade	46,452	(83,322)
Receivables related to financing services	10,151,056	1,342,763
Inventories	(6,392,191)	(6,862,983)
Advances to suppliers	(8,722,066)	6,442,287
Prepaid expenses and other assets	69,497	4,808
Value added tax refundable	(869,079)	(990,135)
Deferred tax assets	10,107	-
Accounts payable	1,441,191	-
Draft notes payable	-	(2,929,437)
Accrued expenses	151,192	(12,334)
Customer deposits	1,338,342	3,174,044
Deferred revenue	(54,970)	40,472
Income tax payable	(101,386)	582,643
Deferred tax liability	(15,568)	-
Net cash (used for) provided by operating activities	(8,977,815)	2,949,223

Cash flows from investing activities
Proceeds from disposal of property and equipment	531	18,987
Purchase of property and equipment	(26,149)	(180,993)
Net cash used for investing activities	(25,618)	(162,006)

Cash flows from financing activities
Repayments of short-term bank loans	-	(1,318,247)
Repayments to shareholders	(758,777)	-
Proceeds from director	38,710	-
Repayment to director	(590,796)	-
Net cash flows used for financing activities	(1,310,863)	(1,318,247)

Effect of exchange rate change on cash	124,364	839

Net (decrease) increase in cash and cash equivalents	(10,189,932)	1,469,809

Cash and cash equivalents at the beginning of period	17,733,502	2,255,058
Cash and cash equivalents at the end of period	$7,543,570	$3,724,867

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Three Months Ended March 31,
	2011	2010

Supplemental disclosure of cash flow information:
Interest paid	$-	$41,200
Income taxes paid	$923,035	$1,874

Non-cash activities:

Increase of borrowings on lines of credit for loans extended to the Company’s customers	$7,879,679	$1,292,116
Increase in balance due to shareholders for accrued expenses paid by a shareholder	$151,067	$85,467

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)          Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the "Company" or "China Auto") operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation ("HKCo"), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. ("Shisheng"), a company established under the laws of the People's Republic of China ("PRC"). The Company's principal business includes (i) sales of both domestically manufactured and imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services ("Automobile Value Added Services") and (v) management services to an auto mall.

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2011 and the results of operations for the three-month periods ended March 31, 2011 and 2010, and the cash flows for the three-month periods ended March 31, 2011 and 2010. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries.  All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements.

Currency Reporting

The Company's operations in the PRC use the local currency, Renminbi ("RMB"), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2011 and December 31, 2010 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of March 31, 2011 and December 31, 2010.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. There was no impairment of goodwill as of March 31, 2011 and December 31, 2010. No events have occurred subsequent to March 31, 2011 that indicates impairment may have occurred.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011 and 2010, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Recently Adopted Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Element Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective during the first quarter of 2011. The adoption of this ASC on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (“ASC Topic 310”): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company’s financing receivables represent trade accounts receivable that arise from sales of automobiles, financing services and web-based advertising services and have a contractual maturity of less than 1 year. The Company maintains allowances for credit losses related to trade accounts receivable and receivables related to financing services where collectability is uncertain or the receivable is overdue more than 90 days. As of March 31, 2011 and December 31, 2010, trade accounts receivable of $2,687 and $2,633 were overdue and a full allowance of credit losses was made for these receivables. Except for these receivables, none of the Company’s trade accounts receivable and receivables related to financing services as of March 31, 2011 and December 31, 2010 were overdue. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU 2010-29 relates to disclosure requirements only and the adoption of this ASU on January 1, 2011 did not impact the Company's consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance on January 1, 2011 did not impact the Company’s consolidated financial statements.

(2)          Business Combination

Qizhong Acquisition

On November 1, 2010, the Company entered into a purchase agreement (the “Agreement”) with the shareholders of Chongqing Qizhong Technology Co., Ltd. (“Qizhong”) to acquire all of the issued and outstanding stock of Qizhong and completed the acquisition simultaneously.

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Qizhong and agreed that the remaining cash consideration totaling $2.09 million and the equity consideration of 1,063,427 shares of common stock of the Company shall be paid to the former owners of Qizhong no later than June 30, 2011. As of May 13, 2011, the Company has paid cash consideration of approximately $759,000 in aggregate and issued the equity consideration of 1,063,427 shares of common stock of the Company to the former owners of Qizhong.

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

Qizhong’s results of operations are included in the Company’s consolidated statements of income from the acquisition date.

(3)          Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2011	2010

Computer	$219,172	$216,978
Office equipment, furniture and fixtures	379,966	373,499
Leasehold improvement	128,986	127,695
Automobiles	1,243,853	1,210,204
	1,971,977	1,928,376
Less: Accumulated depreciation and amortization	1,254,892	1,172,266
	$717,085	$756,110

Depreciation and amortization expense for property and equipment amounted to approximately $71,260 and $47,924 for the three months ended March 31, 2011 and 2010, respectively.
(4)          Goodwill
As of March 31, 2011 and December 31, 2010, our goodwill is as follows:

	March 31,	December 31,
	2011	2010

Acquired goodwill	$4,278,188	$4,278,188
Foreign currency translation adjustment	91,755	43,742
	$4,369,943	$4,321,930

There were no impairment losses during the three months ended March 31, 2011 and 2010.

(5)          Intangible Assets

Intangible assets include:

	As of March 31, 2011			As of December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$918,147	$95,610	$822,537	$908,956	$37,877	$871,079
Memberships	104,057	8,671	95,386	103,005	3,400	99,605
	$1,022,204	$104,281	$917,923	$1,011,961	$41,277	$970,684

Intangible asset not subject to amortization:
Trademark	714,114	-	714,114	706,965	-	706,965
	$1,736,318	$104,281	$1,632,037	$1,718,926	$41,277	$1,677,649

All intangible assets were acquired in connection with the Qizhong acquisition in November 1, 2010, and there was no further addition to intangibles.

Amortization expense was $62,272 for the three months ended March 31, 2011. There was no intangible and no amortization expenses in the three months ended March 31, 2010.

Estimated amortization expense relating to the existing intangible assets with definite lives for each of the five succeeding fiscal years is as follows:

Remaining of 2011	$187,762
2012	250,348
2013	250,348
2014	212,122
2015	17,343
$917,923

(6)           Lines of Credit Related to Financing Services

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

China Merchants Bank

In June 2010, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,439,204 (RMB75,000,000) as of March 31, 2011. The borrowings under this facility carry interest at rates ranging from 3.10% to 4.60% per annum and are repayable within 3 months. As of March 31, 2011 and December 31, 2010, the Company had outstanding balances of $7,545,451 and $6,514,492, respectively, under this facility. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

Agricultural Bank of China

In January 2010, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $17,540,113 (RMB115,000,000) as of March 31, 2011. This facility line of credit matures in January 2012 and is guaranteed by three non-related entities.

In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $73,210,908 (RMB480,000,000) as of March 31, 2011.  This facility line of credit matures in December 2012 and is guaranteed by two directors of the Company.

The borrowings under these facilities carry interest at rates ranging from 3.78% to 5.30% per annum and are repayable within 3 months. As of March 31, 2011 and December 31, 2010, the Company had outstanding balances of $22,982,553 and $15,622,679, respectively, under these facilities.

In addition to the above facility lines of credit agreements with Agricultural Bank of China, the Company had $10,817,002 of short term foreign currency borrowings with Agricultural Bank of China as of March 31, 2011. These short term foreign currency borrowings carry interest at rates ranging from 6.56% to 6.59% per annum, mature within 3 months or 6 months from the date of drawings and are secured by the restricted cash deposited to the bank.

PuDong Development Bank

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,252,273 (RMB100,000,000) as of March 31, 2011. The borrowings under this facility carry interest at rates ranging from 3.09% to 6.30% per annum and are repayable within 3 months.  As of March 31, 2011 and December 31, 2010, the Company had outstanding balances of $1,357,717 and $4,836,186, respectively, under this facility. The facility line of credit matures in June 2011 and is guaranteed by a director and a non-related entity.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,626,136 (RMB50,000,000) as of March 31, 2011. The borrowings under this facility carry interest at rates ranging from 3.48% to 5.60% per annum and are repayable within 3 months. As of March 31, 2011 and December 31, 2010, the Company had outstanding balances of $401,876 and $60,216, respectively, under this facility. The facility line of credit matures in June 2012 and is guaranteed by two directors and two non-related entities.

Industrial and Commercial Bank of China

In November 2010, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility carry interest at rates ranging from 2.90% to 3.70% per annum and are repayable within 3 months. As of March 31, 2011 and December 31, 2010, the Company had outstanding balances of $1,218,304 and $9,005,376, respectively, under this facility. The facility line of credit matures in November 2011.

Shengjing Bank

In February 2011, the Company entered into a facility line of credit agreement with Shengjing Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $10,676,591(RMB70,000,000) as of March 31, 2011. As of March 31, 2011, the Company had no outstanding balance under this facility. The facility line of credit matures in February 2012 and is guaranteed by a director of the Company and a non-related company.

(7)           Major Customers and Suppliers

No customer had more than 10% of the Company’s sales during the three months ended March 31, 2011 and the sales to the Company’s one largest customer accounted for 31% of the Company’s sales during the three months ended March 31, 2010.

During the three months ended March 31, 2011 and 2010, there were one and three suppliers, respectively, who each accounted for 10% or more of the Company’s total purchases, and who in the aggregate accounted for 12% and 59%, respectively, of the Company’s total purchases.

(8)           Retained earnings

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company PRC’s subsidiaries are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to nondistributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriation to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholder, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employee of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries is required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2011 and December 31, 2010, the Company’s statutory reserve fund was approximately $2,270,000 and $2,054,000, respectively.

(9)           Related Party Balances and Transactions

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of March 31, 2011 and December 31, 2010, the outstanding balances due to Cheng Weihong were $21,931 and $573,922, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses of $151,067 and $85,467 during the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, the outstanding balances due to Sino Peace Limited were $1,785,844 and $1,617,654, respectively.

In connection with the Company’s acquisition of Qizhong on November 1, 2010, the Company paid approximately $759,000 (RMB5,000,000) to the former owners of Qizhong, which represented part of the cash consideration. As of March 31, 2011 and December 31, 2010, the cash consideration payable in connection with the Qizhong acquisition of $1,982,795 and $2,717,925 were outstanding as Due to Shareholders on the consolidated balance sheets.

In connection with the Qizhong acquisition, the Company assumed the balances due to the former owners of Qizhong, which were $1,095,876 and $1,084,905 as of March 31, 2011 and December 31, 2010, respectively. On April 5, 2011, the Company completed the issuance of 1,063,427 shares of common stock of the Company in connection with the acquisition of Qizhong and these former owners of Qizhong became shareholders of the Company.

The balances as discussed above as of March 31, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed term of repayment. During the three months ended March 31, 2011 and 2010, there was no imputed interest charged in relation to these balances.

(10)          Segment Information

The Company has five principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising services, (4) automobile value added services, and (5) auto mall management services. These operating segments were determined based on the nature of services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended March 31, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$78,268,418	$335,483	$1,971,982	$398,903	$236,014	$-	$81,210,800

Cost of revenue	77,008,766	877	177,341	17,060	32,532	-	77,236,576

Operating expenses
Selling and marketing	94,497	27,546	202,610	32,743	16,751	-	374,147
General and administrative	63,025	23,239	89,922	19,651	14,132	472,847	682,816
Total operating expenses	157,522	50,785	292,532	52,394	30,883	472,847	1,056,963

Income (loss) from operations	$1,102,130	$283,821	$1,502,109	$329,449	$172,599	$(472,847)	$2,917,261

Three Months Ended March 31, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$52,384,342	$319,583	$1,077,331	$284,694	$83,322	$-	$54,149,272

Cost of revenue	51,357,779	6,384	36,299	8,135	4,683	-	51,413,280

Operating expenses
Selling and marketing	62,065	36,128	63,256	27,880	9,071	-	198,400
General and administrative	88,912	59,816	13,003	19,405	15,019	196,155	392,310
Total operating expenses	150,977	95,944	76,259	47,285	24,090	196,155	590,710

Income (loss) from operations	$875,586	$217,255	$964,773	$229,274	$54,549	$(196,155)	$2,145,282

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of March 31, 2011	$52,568,778	$52,795,625	$5,679,353	$1,386,122	$130,537	$2,770,346	$115,330,761

As of December 31, 2010	$40,891,786	$50,165,943	$5,804,586	$2,466,742	$221,150	$3,249,581	$102,799,788

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of China Auto Logistics Inc. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of China Auto Logistics Inc., a Nevada corporation (the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

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

Current Business of the Company

The Company, through its website www.at188.com, provides real-time trading information on imported automobiles for suppliers and customers. It is the only website in China specializing in imported automobiles.  The Company is the only one-stop automobile service provider in Tianjin which also provides dealer financing to its customers. Additionally, the Company’s website www.at160.com, which currently covers 35 cities, targets domestically manufactured automobile dealers and traders with an effective and efficient quoting platform and a user-friendly interface for customers to identity the best quotes and packages.

On April 23, 2010, the Company launched its new website www.cali.com.cn to integrate and meet on a single site the needs of the full spectrum of the PRC’s dynamic automotive public, including dealers, suppliers, auto purchasers and drivers of both foreign and domestically manufactured automobiles. It engages in automobile sales, customs clearance services, storage services and national transportation services. The Company also, through Qizhong, operaties the website www.goodcar.cn and is engaged in the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

The Company believes the integration of these wide ranging sites and services in a single portal serving a broad spectrum of China's auto living public, as well as the addition of new web-based auto-related services for businesses and consumers, will drive future growth.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2011 and December 31, 2010, the respective deferred tax assets amounting to $450,304 and $429,711 resulting from net operating loss carried forward, advertising expenses and allowance of doubtful accounts are not more likely than not to be realized and a full of valuation allowance has been provided.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $20.4 million and $18.5 million as of March 31, 2011 and December 31, 2010, respectively. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2011 and December 31, 2010 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2011 and December 31, 2010, there are no interests or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As of March 31, 2011 and December 31, 2010, there was no impairment of goodwill or acquired intangible assets with indefinite lives.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31, 2011	% of net revenue	Three Months Ended March 31, 2010	% of net revenue	Change in %
Net revenue	$81,210,800	100.00%	$54,149,272	100.00%	49.98%
Cost of revenue	77,236,576	95.11%	51,413,280	94.95%	50.23%
Gross profit	3,974,224	4.89%	2,735,992	5.05%	45.26%
Operating expenses	1,056,963	1.30%	590,710	1.09%	78.93%
Income from operations	2,917,261	3.59%	2,145,282	3.96%	35.98%
Other income (expenses)	3,431	-	(6,966)	(0.01)%	149.25%
Income before income taxes and noncontrolling interests	2,920,692	3.60%	2,138,316	3.95%	36.59%
Net income	2,104,504	2.59%	1,553,800	2.87%	35.44%
Net income attributable to shareholders of China Auto Logistics Inc.	$2,077,134	2.56%	$1,528,446	2.82%	35.90%

For the three months ended March 31, 2011, our net revenue increased 49.98% to $81,210,800, from $54,149,272 for the same period in 2010, and our cost of revenue increased 50.23% to $77,236,576 from $51,413,280 for the same period in 2010. Gross profit margin decreased 16 basis points from 5.05% for the three months ended March 31, 2010 to 4.89% for the same period in 2011. As compared to the same period in 2010, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2011 increased 45.26% to $3,974,224, 35.98% to $2,917,261 and 35.44% to $2,104,504 and 35.90% to $2,077,134, respectively, primarily due to an increase in our revenues from each of the operating segments.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31, 2011	% of net revenue	Three Months Ended March 31, 2010	% of net revenue	Change in %
Net revenue	$81,210,800	100.00%	$54,149,272	100.00%	49.98%
- Sales of Automobiles	78,268,418	96.38%	52,384,342	96.74%	49.41%
- Financing Services	335,483	0.41%	319,583	0.59%	4.98%
- Web-based Advertising Services	1,971,982	2.43%	1,077,331	1.99%	83.04%
- Automobile Value Added Services	398,903	0.49%	284,694	0.53%	40.12%
- Auto Mall Management Services	236,014	0.29%	83,322	0.15%	183.26%

Sales of Automobiles

Net revenue from sales of automobiles increased 49.41% to $78,268,418 for the three months ended March 31, 2011 from $52,384,342 for the same period in 2010. During the three months ended March 31, 2011 and 2010, the Company sold 785 automobiles and 626 automobiles, respectively, representing an increase of 25.40% in volume. The average unit selling price per automobile for the three months ended March 31, 2011 increased 17.21% to $99,703 from $83,681 for the same period in 2010.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 15.15% and 45.60% of the Company’s sales during the three months ended March 31, 2011 and 2010, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended March 31, 2011 increased 4.98% to $335,483 from $319,583 for the same period in 2010. The Company has expanded its aggregate credit lines by approximately $85 million to $136 million as of March 31, 2011, from approximately $51 million as of December 31, 2010. As a result of the increase in credit lines during the period, revenue from financing services increased.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agriculture Bank of China, China Merchants Bank, PuDong Development Bank, China ZheShang Bank, Industrial and Commercial Bank of China and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 31, 2011, the Company had aggregate credit lines of $136 million (RMB890 million). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

Our Web-based Advertising Services Revenue has experienced continuous growth in recent periods as a result of the expanded coverage and increased popularity of our websites and our acquisition of Qizhong. Our revenue from Web-based Advertising Services increased 83.04%, from $1,077,331 for the three months ended March 31, 2010 to $1,971,982 for the three months ended March 31, 2011. The acquisition of Qizhong contributed $615,710 to the revenue from web-based advertising services for the three months ended March 31, 2011.

In the three months ended March 31, 2011 and 2010, all of our revenue from our websites is generated by subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile value added services sold over the Internet. We are experiencing rapid development in our websites and expected to a continuous growth in revenue from our website through growing from 35 cities currently to 60 cities throughout China reaching 70% of the auto buying public in future years.

Automobile Import Value Added Services

Our Automobile Value Added Services revenue increased 40.12%, from $284,694 for the three months ended March 31, 2010 to $398,903 for the three months ended March 31, 2011. The increase is primarily due to the increase in sales of automobiles and the acquisition of Qizhong which contributed $88,698 to the revenue from automobile value added services for the three months ended March 31, 2011.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000. The Company started to provide such services on March 1, 2010 and the related services fee is recognized ratably over the service period.  The related revenue earned in the period is included under our Auto Mall Management Services segment. On March 1, 2011, such service agreement was renewed for a term of 1 year for an aggregate consideration of $1,000,000.

Our Auto Mall Management Services revenue for the three months ended March 31, 2011 and 2010 were $236,014 and $83,322, respectively.

Cost of Revenue

	Three Months Ended March 31, 2011	% of net revenue	Three Months Ended March 31, 2010	% of net revenue	Change in %
Net revenue	$81,210,800	100.00%	$54,149,272	100.00%	49.98%
Cost of revenue	77,236,576	95.11%	51,413,280	94.95%	50.23%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 50.23%, from $51,413,280 for the three months ended March 31, 2010 to $77,236,576 for the three months ended March 31, 2011. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended March 31, 2011	% of total	Three Months Ended March 31, 2010	% of total	Change in %
Operating Expenses
- Selling and Marketing	$374,147	35.40%	$198,400	33.59%	88.58%
- General and Administrative	682,816	64.60%	392,310	66.41%	74.05%
Total	$1,056,963	100.00%	$590,710	100.00%	78.93%

During the three months ended March 31, 2011, our total operating expenses increased 78.93% to $1,056,963 from $590,710 for the same period in 2010. This increase was a combination of a 88.58% increase in selling and marketing expenses to $374,147 for the three months ended March 31, 2011 from $198,400 for the same period in 2010, and a 74.05% increase in general and administrative expenses (“G&A”) to $682,816 for the three months ended March 31, 2011 from $392,310 for the same period in 2010.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in %
	2011	2010
Primary selling and marketing expenses
- Payroll	$114,479	$33,531	241.41%
- Staff related costs	31,711	9,458	235.28%
- Office supplies	21,261	31,560	(32.63)%
- Advertising and promotion	54,158	6,591	721.70%
- Entertainment	33,243	6,203	435.92%
- Rent	53,934	42,037	28.30%

The Company acquired Qizhong on November 1, 2010 and includes the result of operations of Qizhong for the period since the date of acquisition. As a result, selling and marketing expenses include Qizhong’s selling and marketing expenses of $154,945, representing 41.41% of our selling and marketing expenses for the three months ended March 31, 2011.

Payroll expenses and staff-related costs increased 241.41% and 235.28% to $114,479 and 31,711, respectively, for the three months ended March 31, 2011 from $33,531 and $9,458, respectively, for the same period in 2010 due to the cost of additional staff costs as a result of the setting up of Auto Mall Management Services segment in March 2010 and the acquisition of Qizhong in November 2010, which increased the number of the Company’s employees as compared to the first three months of 2010, and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion expenses increased by 7.2 times for the three months ended March 31, 2011 as Qizhong incurred promotion expenses of approximately $52,337 to advertise its VIP membership cards and auto-related products and services. Entertainment expenses increased by 4.4 times for the three months ended March 31, 2011 as there were more corporate events in the three months ended March 31, 2011. Rental expenses increased by 28.30% for the three months ended March 31, 2011 primarily due to the acquisition of Qizhong.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Three Months Ended March 31,		Change in %
	2011	2010
Primary general and administrative expenses
- Payroll	$183,044	$83,905	118.16%
- Staff related costs	37,913	18,495	104.99%
- Entertainment	23,312	23,781	(1.97)%
- Depreciation	64,727	45,550	42.10%
- Legal and professional fees	262,878	185,878	41.43%
- Rental	28,097	-	100.00%

As a result of the Qizhong acquisition, general and administrative expenses include Qizhong’s general and administrative expenses of $154,206, representing 22.58% of our general and administrative expenses for the three months ended March 31, 2011.

Payroll expenses and staff related costs increased 118.16% and 104.99% to $183,044 and $37,913, respectively, for the three months ended March 31, 2011 from $83,905 and $18,495, respectively, for the same period in 2010 primarily as a result of the acquisition of Qizhong and  the rising costs of offering competitive remuneration packages to maintain qualified management staff.  Depreciation expenses and rental expenses increased by 42.10% and 100.00% for the three months ended March 31, 2011 due to the additional fixed assets and office space under operating leases as a result of the acquisition of Qizhong.

Legal and professional fees increased 41.43% for the three months ended March 31, 2011 to $262,878 from $185,878 in the same period of 2010, due to the increased costs in relation to the Company’s acquisition of Qizhong.

Income from Operations

Income from operations increased 35.98% for the three months ended March 31, 2011 to $2,917,261 from $2,145,282 in the same period of 2010, which is primarily attributable to growth in revenue and gross profit, as discussed above.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three month period ended March 31, 2011 and 2010. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net cash (used for) provided by operating activities	$(8,977,815)	$2,949,223
Net cash used for investing activities	(25,618)	(162,006)
Net cash used for financing activities	(1,310,863)	(1,318,247)
Effect on exchange rate change on cash	124,364	839
Cash and cash equivalents at beginning of period	17,733,502	2,255,058
Cash and cash equivalents at end of period	7,543,570	3,724,867

Operating Activities

During the three months ended March 31, 2011, we used net cash for operating activities of $8,977,815, as compared to net cash provided by operating activities of $2,949,223 in the same period of 2010. The increase in net cash used for operating activities is primarily a result of an increase in net cash flows used for operating assets and liabilities as compared to the same period in 2010. This increase in net cash flows used for operating assets and liabilities is primarily comprised of an $8,269,224 increase of cash pledged as restricted cash, an $8,722,066 increase in advances to suppliers, which was partly offset by a $10,151,056 decrease in net cash used in receivables related to financing services as compared to the same period in 2010.

Investing Activities

During the three months ended March 31, 2011, net cash used for investing activities was $25,618. This was primarily attributable to cash used for purchases of property and equipment of $26,149 and the proceeds from disposals of property and equipment of $531.

Financing Activities

During the three months ended March 31, 2011, net cash used for financing activities was $1,310,863, as compared to $1,318,247 of net cash used for financing activities in the same period of 2010. The net cash used for financing activities mainly represents the partial payment of acquisition consideration to ex-owners of Qizhong and the repayment of loans to Cheng Weihong, a director of the Company.

Our total cash and cash equivalents increased to $7,543,570 as of March 31, 2011, as compared to $3,724,867 as of March 31, 2010.

Working Capital

As of March 31, 2011, the Company had working capital of $37,071,890 compared to working capital of $34,510,762 as of December 31, 2010.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash, accounts receivable and advances to suppliers. As of March 31, 2011, the Company’s restricted cash increased by $8,371,398 or 140.24% and its inventories increased by $6,617,172 or 34.73%, as compared with those as of December 31, 2010.  The Company had outstanding borrowings of $44,322,903, representing 1.23 times of its borrowings as of December 31, 2010.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

A.	Material weakness previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the failure to retain sufficient qualified accounting personnel in Qizhong, a subsidiary group acquired by the Company in November 1, 2010, to prepare financial statements in accordance with accounting principles generally accepted in the U.S. During the first quarter of 2011, additional qualified accounting personnel have been hired and put into place to assist preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company's principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles, notwithstanding the unremediated weakness.

C.	Changes in Internal Control over Financial Reporting

During the first quarter of 2011, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

Except for the above, there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors.

Not required.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2011, the Company issued 1,063,427 shares of the Company’s common stock as part of the acquisition of Qizhong.  The issuance of such shares was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involved in a public offering.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other Information.

(a)           On February 24, 2011, Shisheng entered into a Trade Credit Line Contract with Tianjin Branch of Shengjing Bank attached hereto as Exhibit 10.10, whereby Shisheng obtained a credit line of RMB 70 million with a term from February 24, 2011 until February 23, 2012.

On March 1, 2011, Shisheng entered into a Cooperation Agreement with Tianjin Prominent Hero International Logistics Co., Ltd, attached hereto as Exhibit 10.11, whereby Shisheng will manage an International Car Mall from March 1, 2011 until February 28, 2012 and receive total consideration of $1,000,000.

(b)           There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended March 31, 2011.

Item 6.   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Index to Exhibits

Exhibit Number	Exhibit Description
2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.
2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
3.1 (2)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Form of Employment Contract
10.2 (3)	Audit Committee Charter
10.3 (3)	Compensation Committee Charter
10.4 (3)	Corporate Governance and Nominating Committee Charter
10.5 (4)
Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.6 (5)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.7 (6)	Memorandum of Understanding on Performance of Share Transfer Agreement, dated March 15, 2011, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.8 (6)	Credit Line Agreement, dated June 2, 2010, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.9 (6)
Import Negotiation Agreement and Agreement on Opening of Irrevocable Documentary Letter of Credit, dated November 1, 2010, by and between Tianjin Free Trade Zone (FTZ) Branch of Industrial & Commercial Bank of China and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.10*	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11*	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.
(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

Date:      May 16, 2011

Index to Exhibits

Exhibit Number	Exhibit Description
2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.
2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
3.1 (2)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Form of Employment Contract
10.2 (3)	Audit Committee Charter
10.3 (3)	Compensation Committee Charter
10.4 (3)	Corporate Governance and Nominating Committee Charter
10.5 (4)
Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.6 (5)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.7 (6)	Memorandum of Understanding on Performance of Share Transfer Agreement, dated March 15, 2011, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.8 (6)	Credit Line Agreement, dated June 2, 2010, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.9 (6)
Import Negotiation Agreement and Agreement on Opening of Irrevocable Documentary Letter of Credit, dated November 1, 2010, by and between Tianjin Free Trade Zone (FTZ) Branch of Industrial & Commercial Bank of China and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

10.10*	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11*	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.
(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.