Form 10-Q
period 2011-06-30
China Auto Logistics Inc
filed 2011-08-15
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common Stock, $.001 par value per share	22,163,427 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$7,126,121	$17,733,502
Restricted cash	33,440,685	5,969,306
Accounts receivable – trade, net of allowance of doubtful accounts of $2,722 and $2,633
as of June 30, 2011 and December 31, 2010, respectively	113,230	145,840
Receivables related to financing services	30,370,255	39,106,056
Inventories	30,015,602	19,052,212
Advances to suppliers	23,123,451	13,752,616
Prepaid expenses	176,678	179,526
Value added tax refundable	1,393,442	40,950
Deferred tax assets	-	10,057
Total current assets	125,759,464	95,990,065

Property and equipment, net	696,692	756,110
Goodwill	4,427,205	4,321,930
Intangible assets, net	1,590,015	1,677,649
Other assets	47,461	54,034
Total Assets	$132,520,837	$102,799,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$59,217,488	$36,038,949
Accrued expenses	463,557	481,804
Customer deposits	21,717,694	17,464,320
Deferred revenue	209,956	260,705
Due to shareholders	3,157,164	5,420,484
Due to director	22,055	573,922
Income tax payable	1,003,374	1,239,119
Total current liabilities	85,791,288	61,479,303
Deferred tax liability	401,773	419,413
Total liabilities	86,193,061	61,898,716
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 19,163,427 shares issued and outstanding	19,163	19,163
Additional paid-in capital	16,728,605	16,728,605
Accumulated other comprehensive income	4,310,175	3,313,472
Retained earnings	24,770,041	20,406,707
Total China Auto Logistics Inc. shareholders’ equity	45,827,984	40,467,947
Noncontrolling interests	499,792	433,125
Total equity	46,327,776	40,901,072

Total liabilities and shareholders’ equity	$132,520,837	$102,799,788
The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$126,226,569	$54,820,581	$207,437,369	$108,969,853
Cost of revenue	122,069,426	51,786,674	199,306,002	103,199,954
Gross profit	4,157,143	3,033,907	8,131,367	5,769,899

Operating expenses:
Selling and marketing	364,496	187,127	738,643	385,527
General and administrative	667,018	292,362	1,349,834	684,672
Total operating expenses	1,031,514	479,489	2,088,477	1,070,199

Income from operations	3,125,629	2,554,418	6,042,890	4,699,700

Other income (expenses)
Interest income	15,164	5,582	27,682	38,167
Interest expenses	-	(28,191)	-	(67,742)
Miscellaneous	(1,490)	5,928	(10,577)	5,928
Total other income (expenses)	13,674	(16,681)	17,105	(23,647)

Income before income taxes	3,139,303	2,537,737	6,059,995	4,676,053

Income taxes	825,932	650,734	1,642,120	1,235,250

Net income	2,313,371	1,887,003	4,417,875	3,440,803

Less: Net income attributable to
noncontrolling interests	27,171	25,798	54,541	51,152

Net income attributable to shareholders of
China Auto Logistics Inc.	$2,286,200	$1,861,205	$4,363,334	$3,389,651

Earnings per share attributable to
shareholders of China Auto Logistics Inc.
– basic and diluted	$0.12	$0.10	$0.23	$0.19

Weighted average number of common share
outstanding
– basic and diluted	19,163,427	18,100,000	19,163,427	18,100,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2009

Net income	$2,313,371	$1,887,003	$4,417,875	$3,440,803

Other comprehensive income
Foreign currency translation adjustments	584,372	160,479	1,008,829	168,567

Comprehensive income	2,897,743	2,047,482	5,426,704	3,609,370

Less: Comprehensive income attributable to
noncontrolling interests	33,897	27,992	66,667	53,478

Comprehensive income attributable to
shareholders of China Auto Logistics Inc.	$2,863,846	$2,019,490	$5,360,037	$3,555,892

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$4,417,875	$3,440,803

Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Depreciation and amortization	255,094	100,050
Loss on disposal of property and equipment	796	2,495

Changes in operating assets and liabilities:
Restricted cash	(27,058,194)	1,079,348
Accounts receivable – trade	35,243	(83,322)
Receivables related to financing services	1,564,185	117,943
Inventories	(10,375,952)	(4,044,400)
Advances to suppliers	(8,889,673)	(1,311,971)
Prepaid expenses, other current assets and other assets	13,973	8,203
Value added tax refundable	(1,332,659)	(328,895)
Deferred tax assets	10,107	-
Accounts payable	(16,715)	-
Line of credit related to financing services	30,095,836	-
Draft notes payable	-	(2,929,437)
Accrued expenses	357,899	(11,471)
Customer deposits	3,805,060	6,505,928
Deferred revenue	(55,829)	61,155
Income tax payable	(261,777)	(1,432,829)
Deferred tax liability	(31,317)	-
Net cash provided by (used for) operating activities	(7,466,048)	1,173,600

Cash flows from investing activities
Proceeds from disposal of property and equipment	531	18,987
Purchase of property and equipment	(55,122)	(213,702)
Net cash used for investing activities	(54,591)	(194,715)

Cash flows from financing activities
Repayments of short-term bank loans	-	(1,318,247)
Repayments to shareholders	(2,754,479)	-
Proceeds from director	38,710	-
Repayments to director	(590,796)	-
Net cash flows used for financing activities	(3,306,565)	(1,318,247)

Effect of exchange rate change on cash	219,823	15,539

Net decrease in cash and cash equivalents	(10,607,381)	(323,823)

Cash and cash equivalents at the beginning of period	17,733,502	2,255,058
Cash and cash equivalents at the end of period	$7,126,121	$1,931,235

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information
Interest paid	$-	$28,191
Income taxes paid	$1,925,107	$2,670,329

Non-cash activities

(Decrease) Increase of borrowings on lines of credit for loans extended to the Company’s customers	$(7,955,523)	$16,010,892

Increase in balance due to shareholders for accrued expenses paid by shareholder	$387,204	$206,406

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2011 and the results of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the cash flows for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company's operations in the PRC use the local currency, Renminbi ("RMB"), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2011 and December 31, 2010 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of June 30, 2011 and December 31, 2010.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. There was no impairment of goodwill as of June 30, 2011 and December 31, 2010. No events have occurred subsequent to June 30, 2011 that indicates impairment may have occurred.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011 and 2010, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “ Amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRSs (“ASU 2011-04”), which clarify how to measure and disclose fair value. The amendment clarifies the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”) to amend ASC 220 “Comprehensive Income”. The amendments require comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company believes that its current presentation of comprehensive income has already complied with the amendments and the adoption of such amendments do not have a material impact on its financial results and disclosures.

(2)          Business Combination

Qizhong Acquisition

On November 1, 2010, the Company entered into a purchase agreement (the “Agreement”) with the shareholders of Chongqing Qizhong Technology Co., Ltd. (“Qizhong”) to acquire all of the issued and outstanding stock of Qizhong and completed the acquisition simultaneously.

Pursuant of the Agreement and a related Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Qizhong, was $4.47 million for the acquisition of 100% of Qizhong’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Qizhong) and the issuance of 1,063,427 shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $3.25 per share, the per share price of the Company’s common stock on the acquisition date.

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

Qizhong’s results of operations are included in the Company’s consolidated statements of income from the acquisition date.

(3)          Property and Equipment

A summary of property and equipment is as follows:
	June 30,	December 31,
	2011	2010

Computer	$222,044	$216,978
Office equipment, furniture and fixtures	414,108	373,499
Leasehold improvement	130,676	127,695
Automobiles	1,260,151	1,210,204
	2,026,979	1,928,376
Less: Accumulated depreciation and amortization	1,330,287	1,172,266
	$696,692	$756,110

Depreciation and amortization expense for property and equipment amounted to approximately $58,568 and $52,126 for the three months ended June 30, 2011 and 2010, respectively; and amounted to approximately $129,828 and $100,050 for the six months ended June 30, 2011 and 2010, respectively.

(4)          Goodwill

As of June 30, 2011 and December 31, 2010, our goodwill is as follows:

	June 30,	December 31,
	2011	2010

Acquired goodwill	$4,278,188	$4,278,188
Foreign currency translation adjustment	149,017	43,742
	$4,427,205	$4,321,930

There were no impairment losses during the three months and six months ended June 30, 2011 and 2010.

(5)          Intangible Assets

Intangible assets include:

	As of June 30, 2011			As of December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$930,178	$154,999	$775,179	$908,956	$37,877	$871,079
Memberships	105,420	14,056	91,364	103,005	3,400	99,605
	$1,035,598	$169,055	$866,543	$1,011,961	$41,277	$970,684

Intangible asset not subject to amortization:
Trademark	723,472	-	723,472	706,965	-	706,965
	$1,759,070	$169,055	$1,590,015	$1,718,926	$41,277	$1,677,649

All intangible assets were acquired in connection with the Qizhong acquisition in November 1, 2010, and there was no further addition to intangibles.

Amortization expenses for the three months and six months ended June 30, 2011 are $62,994 and $125,266, respectively. There was no intangible and no amortization expenses in the three months and six months ended June 30, 2010.

Estimated amortization expense relating to the existing intangible assets with definite lives for each of the five succeeding fiscal years is as follows:

Remaining of 2011	$126,815
2012	253,629
2013	253,629
2014	214,901
2015	17,569
$866,543

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

China Merchants Bank

In June 2010, the Company entered into a facility line of credit agreement with China Merchants Bank. As of December 31, 2010, the Company had outstanding balances of $6,514,492 under this facility. This facility, which was guaranteed by a director of the Company and a non-related company, matured in June 2011

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,361,703 (RMB80,000,000) as of June 30, 2011. The borrowings under this facility carry interest at rates ranging from 3.80% to 4.50% per annum and are repayable within 3 months. As of June 30, 2011, the Company had an outstanding balance of $2,420,389 under this facility. The facility line of credit matures in June 2012 and is guaranteed by a director and a non-related entity.

Agricultural Bank of China

In January 2010, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $17,769,949 (RMB115,000,000) as of June 30, 2011. This facility line of credit matures in January 2012 and is guaranteed by three non-related entities.

In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $74,170,221 (RMB480,000,000) as of June 30, 2011.  This facility line of credit matures in December 2012 and is guaranteed by two directors of the Company.

The borrowings under these facilities carry interest at rates ranging from 2.30% to 2.75% per annum and are repayable within 3 months. As of June 30, 2011 and December 31, 2010, the Company had outstanding balances of $22,085,474 and $15,622,679, respectively, under these facilities.

In addition to the above facility lines of credit agreements with Agricultural Bank of China, the Company had $30,425,374 of short term foreign currency borrowings with Agricultural Bank of China as of June 30, 2011. These short term foreign currency borrowings carry interest at rates ranging from 6.56% to 6.59% per annum, mature within 3 months or 6 months from the date of drawings and are secured by the restricted cash deposited to the bank.

PuDong Development Bank

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,099,582 (RMB100,000,000) as of December 31, 2011. The borrowings under this facility carry interest at rates ranging from 4.45% to 4.47% per annum and are repayable within 3 months.  As of June 30, 2011 and December 31, 2010, the Company had outstanding balances of $679,411 and $4,836,186, respectively, under this facility. The facility line of credit matured in June 2011 and was guaranteed by a director and a non-related entity. The outstanding balances under this facility as of June 30, 2011 are payable within 3 months from the date of drawings.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,726,065 (RMB50,000,000) as of June 30, 2011. The borrowings under this facility carry interest at rates ranging from 3.48% to 5.60% per annum and are repayable within 3 months. As of June 30, 2011 and December 31, 2010, the Company had outstanding balances of $0 and $60,216, respectively, under this facility. The facility line of credit matures in June 2012 and is guaranteed by two directors and two non-related entities.

Industrial and Commercial Bank of China

In November 2010, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility carry interest at rates ranging from 3.63% to 3.64% per annum and are repayable within 3 months. As of June 30, 2011 and December 31, 2010, the Company had outstanding balances of $495,635 and $9,005,376, respectively, under this facility. The facility line of credit matures in November 2011.

Shengjing Bank

In February 2011, the Company entered into a facility line of credit agreement with Shengjing Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $10,816,491(RMB70,000,000) as of June 30, 2011. The borrowings under this facility carry interest at rates ranging from 4.25% to 4.28% per annum and are repayable within 3 months. As of June 30, 2011, the Company had outstanding balances of $1,702,492 under this facility. The facility line of credit matures in February 2012 and is guaranteed by a director of the Company and a non-related company.

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,361,703 (RMB80,000,000) as of June 30, 2011. The borrowings under this facility carry interest at a rate of 3.55% per annum and are repayable within 3 months. As of June 30, 2011, the Company had outstanding balances of $1,408,713 under this facility. The facility line of credit matures in April 2012 and is guaranteed by two directors of the Company and two non-related companies.

(7)           Major Customers and Suppliers

No customer had 10% or more of the Company’s sales during the three months and six months June 30, 2011. There was one customer, who accounted for 10% or more of the Company’s sales, and who accounted for 24% and 28%, respectively, of the Company’s sales during the three months and six months ended June 30, 2010.

No supplier had 10% or more of the Company’s purchases during the three months and six months June 30, 2011. There were one and three suppliers, who accounted for 10% or more of the Company’s purchases, and who accounted for 10% and 42%, respectively, of the Company’s purchases during the three months and six months ended June 30, 2010.

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

In addition to the general reserve, the Company’s PRC subsidiaries is required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2011 and December 31, 2010, the Company’s statutory reserve fund was approximately $2,499,000 and $2,054,000, respectively.

(9)           Related Party Balances and Transactions

Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. As of June 30, 2011 and December 31, 2010, the outstanding balances due to Cheng Weihong were $22,055 and $573,922, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses of $236,137 and $120,939 during the three months ended June 30, 2011 and 2010, respectively; and of $387,204 and $206,406 during the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, the outstanding balances due to Sino Peace Limited were $2,046,929 and $1,617,654, respectively.

In connection with the Company’s acquisition of Qizhong on November 1, 2010, the Company paid the cash consideration of approximately $2,754,000 (RMB18,000,000) and issued 1,063,427 shares of common stock of the Company to the former owners of Qizhong during the six months ended June 30, 2011. As of December 31, 2010, the cash consideration payable in connection with this acquisition of $2,717,925 (RMB18,000,000) was outstanding as Due to Shareholders on the consolidated balance sheet. These former owners of Qizhong became shareholders of the Company.

In connection with the Qizhong acquisition, the Company assumed the balances due to the former owners of Qizhong, which were $1,110,235 and $1,084,905 as of June 30, 2011 and December 31, 2010, respectively.

The balances as discussed above as of June 30, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed term of repayment. During the three months and six months ended June 30, 2011 and 2010, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended June 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$123,093,521	$519,788	$2,001,057	$375,560	$236,643	$-	$126,226,569

Cost of revenue	121,850,514	6,238	173,836	28,355	10,483	-	122,069,426

Operating expenses
Selling and marketing	78,624	34,162	205,313	31,353	15,044	-	364,496
General and administrative	43,618	185,063	108,896	21,552	11,189	296,700	667,018
Total operating expenses	122,242	219,225	314,209	52,905	26,233	296,700	1,031,514

Income (loss) from operations	$1,120,765	$294,325	$1,513,012	$294,300	$199,927	$(296,700)	$3,125,629

Three Months Ended June 30, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$52,782,164	$460,468	$1,167,519	$159,644	$250,786	$-	$54,820,581

Cost of revenue	51,723,982	5,144	28,489	7,560	21,499	-	51,786,674

Operating expenses
Selling and marketing	60,426	39,228	60,178	7,541	19,754	-	187,127
General and administrative	54,214	45,214	16,403	7,582	22,768	146,181	292,362
Total operating expenses	116,640	84,442	76,581	15,123	42,522	146,181	479,489

Income (loss) from operations	$943,542	$370,882	$1,062,449	$136,961	$186,765	$(146,181)	$2,554,418

Six Months Ended June 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$201,361,939	$855,271	$3,973,039	$774,463	$472,657	$-	$207,437,369

Cost of revenue	198,859,280	7,115	351,177	45,415	43,015	-	199,306,002

Operating expenses
Selling and marketing	173,121	61,708	407,923	64,096	31,795	-	738,643
General and administrative	106,643	208,302	198,818	41,203	25,321	769,547	1,349,834
Total operating expenses	279,764	270,010	606,741	105,299	57,116	769,547	2,088,477

Income (loss) from operations	$2,222,895	$578,146	$3,015,121	$623,749	$372,526	$(769,547)	$6,042,890

Six Months Ended June 30, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$105,166,506	$780,051	$2,244,850	$444,338	$334,108	$-	$108,969,853

Cost of revenue	103,081,761	11,528	64,788	15,695	26,182	-	103,199,954

Operating expenses
Selling and marketing	122,491	75,356	123,434	35,421	28,825	-	385,527
General and administrative	143,126	105,030	29,406	26,987	37,787	342,336	684,672
Total operating expenses	265,617	180,386	152,840	62,408	66,612	342,336	1,070,199

Income (loss) from operations	$1,819,128	$588,137	$2,027,222	$366,235	$241,314	$(342,336)	$4,699,700

Following are total assets by segment:
Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of June 30, 2011	$58,078,560	$65,915,369	$5,513,770	$1,662,820	$143,732	$1,206,586	$132,520,837

As of December 31, 2010	$40,891,786	$50,165,943	$5,804,586	$2,466,742	$221,150	$3,249,581	$102,799,788

(11)        Subsequent Event

On July 1, 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company would issue to certain accredited investors 3,000,000 shares of common stock of the Company at the price of $1.75 each for the aggregate price of $5,250,000. The issuance of the 3,000,000 shares of common stock of the Company was completed on July 8, 2011 and the proceeds from this share issue were fully received on July 26, 2011.

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

On April 23, 2010, the Company launched its new portal www.cali.com.cn to integrate and meet on a single site the needs of the full spectrum of the PRC’s dynamic automotive public, including dealers, suppliers, auto purchasers and drivers of both foreign and domestically manufactured automobiles. It engages in automobile sales, customs clearance services, storage services and national transportation services. The Company also, through Qizhong, operates the website www.goodcar.cn and is engaged in the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2011 and December 31, 2010, the respective deferred tax assets amounting to $456,835 and $429,711 resulting from net operating loss carried forward, advertising expenses and allowance of doubtful accounts are not more likely than not to be realized and a full of valuation allowance has been provided.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $22.5 million and $18.5 million as of June 30, 2011 and December 31, 2010, respectively. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2011 and December 31, 2010 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2011 and December 31, 2010, there are no interests or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As of June 30, 2011 and December 31, 2010, there was no impairment of goodwill or acquired intangible assets with indefinite lives.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2011	% of net revenue	Three Months Ended June 30, 2010	% of net revenue	Change in %
Net revenue	$126,226,569	100.00%	$54,820,581	100.00%	130.25%
Cost of revenue	122,069,426	96.71%	51,786,674	94.47%	135.72%
Gross profit	4,157,143	3.29%	3,033,907	5.53%	37.02%
Operating expenses	1,031,514	0.82%	479,489	0.87%	115.13%
Income from operations	3,125,629	2.47%	2,554,418	4.66%	22.36%
Other income (expenses)	13,674	0.01%	(16,681)	(0.03)%	181.97%
Income before income taxes and noncontrolling interests	3,139,303	2.48%	2,537,737	4.63%	23.70%
Net income	2,313,371	1.83%	1,887,003	3.44%	22.59%
Net income attributable to shareholders of China Auto Logistics Inc.	$2,286,200	1.81%	$1,861,205	3.40%	22.83%

For the three months ended June 30, 2011, our net revenue increased 130.25% to $126,226,569, from $54,820,581 for the same period in 2010, and our cost of revenue increased 135.72% to $122,069,426 from $51,786,674 for the same period in 2010. Gross profit margin decreased from 5.53% for the three months ended June 30, 2010 to 3.29% for the same period in 2011. As compared to the same period in 2010, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2011 increased 37.02% to $4,157,143, 22.36% to $3,125,629 and 22.59% to $2,313,371 and 22.83% to $2,286,200, respectively, primarily due to an increase in our revenues from most of the operating segments.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2011	% of net revenue	Three Months Ended June 30, 2010	% of net revenue	Change in %
Net revenue	$126,226,569	100.00%	$54,820,581	100.00%	130.25%
- Sales of Automobiles	123,093,521	97.52%	52,782,164	96.28%	133.21%
- Financing Services	519,788	0.41%	460,468	0.84%	12.88%
- Web-based Advertising Services	2,001,057	1.59%	1,167,519	2.13%	71.39%
- Automobile Value Added Services	375,560	0.30%	159,644	0.29%	135.25%
- Auto Mall Management Services	236,643	0.18%	250,786	0.46%	(5.64)%

Sales of Automobiles

Net revenue from sales of automobiles increased 133.21% to $123,093,521 for the three months ended June 30, 2011 from $52,782,164 for the same period in 2010. During the three months ended June 30, 2011 and 2010, the Company sold 1,129 automobiles and 681 automobiles, respectively, representing an increase of 65.79% in volume. The average unit selling price per automobile for the three months ended June 30, 2011 increased 40.67% to $109,029 from $77,507 for the same period in 2010.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 21.08% and 31.62% of the Company’s sales during the three months ended June 30, 2011 and 2010, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended June 30, 2011 increased 12.88% to $519,788 from $460,468 for the same period in 2010. The Company has expanded its aggregate credit lines by approximately $84 million to $135 million as of June 30, 2011, from approximately $51 million as of December 31, 2010. As a result of the increase in credit lines during the period, revenue from financing services increased.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, China ZheShang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of June 30, 2011, the Company had aggregate credit lines of $135 million (RMB875 million). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

Our Web-based Advertising Services Revenue has experienced continuous growth in recent periods as a result of the expanded coverage and increased popularity of our websites and our acquisition of Qizhong. Our revenue from Web-based Advertising Services increased 71.39%, from $1,167,519 for the three months ended June 30, 2010 to $2,001,057 for the three months ended June 30, 2011.

In the three months ended June 30, 2011 and 2010, all of our revenue from our websites is generated by subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile value added services sold over the Internet. We are experiencing rapid development in our websites and expected to a continuous growth in revenue from our website through growing from 35 cities currently to 60 cities throughout China reaching 70% of the auto buying public in 2012.

Automobile Import Value Added Services

Our Automobile Value Added Services revenue increased 135.25%, from $159,644 for the three months ended June 30, 2010 to $375,560 for the three months ended June 30, 2011. The increase is primarily due to the increase in sales of automobiles and the acquisition of Qizhong.

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

Our Auto Mall Management Services revenue for the three months ended June 30, 2011 and 2010 were $236,643 and $250,786, respectively.

Cost of Revenue

	Three Months Ended June 30, 2011	% of net revenue	Three Months Ended June 30, 2010	% of net revenue	Change in %
Net revenue	$126,226,569	100.00%	$54,820,581	100.00%	130.25%
Cost of revenue	122,069,426	96.71%	51,786,674	94.47%	135.72%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 135.72%, from $51,786,674 for the three months ended June 30, 2010 to $122,069,426 for the three months ended June 30, 2011. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended June 30, 2011	% of total	Three Months Ended June 30, 2010	% of total	Change in %
Operating Expenses
- Selling and Marketing	$364,496	35.34%	$187,127	39.03%	94.79%
- General and Administrative	667,018	64.66%	292,362	60.97%	128.15%
Total	$1,031,514	100.00%	$479,489	100.00%	115.13%

During the three months ended June 30, 2011, our total operating expenses increased 115.13% to $1,031,514 from $479,489 for the same period in 2010. This increase was a combination of a 94.79% increase in selling and marketing expenses to $364,496 for the three months ended June 30, 2011 from $187,127 for the same period in 2010, and a 128.15% increase in general and administrative expenses (“G&A”) to $667,018 for the three months ended June 30, 2011 from $292,362 for the same period in 2010.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in %
	2011	2010
Primary selling and marketing expenses
- Payroll	$132,531	$43,184	206.90%
- Staff related costs	27,544	10,038	174.40%
- Office supplies	25,851	22,971	12.54%
- Advertising and promotion	36,564	7,642	378.46%
- Entertainment	22,670	8,462	167.90%
- Rent	56,248	44,723	25.77%

The Company acquired Qizhong on November 1, 2010 and includes the result of operations of Qizhong for the period since the date of acquisition. As a result, selling and marketing expenses include Qizhong’s selling and marketing expenses of $163,345, representing 44.81% of our selling and marketing expenses for the three months ended June 30, 2011.

Payroll expenses and staff-related costs increased 206.90% and 174.40% to $132,531 and 27,544, respectively, for the three months ended June 30, 2011 from $43,184 and $10,038, respectively, for the same period in 2010 due to the acquisition of Qizhong in November 2010, which increased the number of the Company’s employees as compared to the second quarter of 2010 and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion expenses increased by 3.8 times for the three months ended June 30, 2011 as Qizhong incurred promotion expenses of approximately $35,643 to advertise its VIP membership cards and auto-related products and services. Entertainment expenses increased by 167.90% for the three months ended June 30, 2011 as there were more corporate events in the three months ended June 30, 2011. Rental expenses increased by 25.77% for the three months ended June 30, 2011 primarily due to the acquisition of Qizhong.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Three Months Ended June 30,		Change in %
	2011	2010
Primary general and administrative expenses
- Payroll	$202,928	$84,879	139.08%
- Staff related costs	40,377	25,216	60.12%
- Entertainment	9,273	18,469	(49.79)%
- Depreciation	52,397	50,997	2.75%
- Legal and professional fees	239,734	73,802	224.83%
- Rental	27,689	-	100.00%

As a result of the Qizhong acquisition, general and administrative expenses include Qizhong’s general and administrative expenses of $195,056, representing 29.24% of our general and administrative expenses for the three months ended June 30, 2011.

Payroll expenses and staff related costs increased 139.08% and 60.12% to $202,928 and $40,377, respectively, for the three months ended June 30, 2011 from $84,879 and $25,216, respectively, for the same period in 2010 primarily as a result of the acquisition of Qizhong and the rising costs of offering competitive remuneration packages to maintain qualified management staff.

Legal and professional fees increased 2.2 times for the three months ended June 30, 2011 to $239,734 from $73,802 in the same period of 2010, primarily due to financial consultant fees of approximately $160,000 incurred in this period.

Income from Operations

Income from operations increased 22.36% for the three months ended June 30, 2011 to $3,125,629 from $2,554,418 in the same period of 2010, which is primarily attributable to growth in revenue and gross profit of the segments of Sales of Automobiles, Web-based Advertising Services and Automobile Value Added Services. Income from operations of Sales of Automobiles, Web-based Advertising Services and Automobile Value Added Services increased by $177,223, $450,563 and $ 157,339, respectively, for the three months ended June 30, 2011 as compared to the same period in 2010.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2011	% of net revenue	Six Months Ended June 30, 2010	% of net revenue	Change in %
Net revenue	$207,437,369	100.00%	$108,969,853	100.00%	90.36%
Cost of revenue	199,306,002	96.08%	103,199,954	94.71%	93.13%
Gross profit	8,131,367	3.92%	5,769,899	5.29%	40.93%
Operating expenses	2,088,477	1.01%	1,070,199	0.98%	95.15%
Income from operations	6,042,890	2.91%	4,699,700	4.31%	28.58%
Other income (expenses)	17,105	0.01%	(23,647)	0.02%	(172.33)%
Income before income taxes and noncontrolling interests	6,059,995	2.92%	4,676,053	4.29%	29.60%
Net income	4,417,875	2.13%	3,440,803	3.16%	28.40%
Net income attributable to shareholders of China Auto Logistics Inc.	$4,363,334	2.10%	$3,389,651	3.11%	28.73%

For the six months ended June 30, 2011, our net revenue increased 90.36% to $207,437,369, from $108,969,853 for the same period in 2010, and our cost of revenue increased 93.13% to $199,306,002 from $103,199,954 for the same period in 2010. Gross profit margin decreased from 5.29% for the six months ended June 30, 2010 to 3.92% for the same period in 2011. As compared to the same period in 2010, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2011 increased 40.93% to $8,131,367, 28.58% to $6,042,890 and 28.40% to $4,417,875 and 28.73% to $4,363,334, respectively, primarily due to an increase in our revenues from each of the operating segments.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2011	% of net revenue	Six Months Ended June 30, 2010	% of net revenue	Change in %
Net revenue	$207,437,369	100.00%	$108,969,853	100.00%	90.36%
- Sales of Automobiles	201,361,939	97.07%	105,166,506	96.51%	91.47%
- Financing Services	855,271	0.41%	780,051	0.72%	9.64%
- Web-based Advertising Services	3,973,039	1.92%	2,244,850	2.06%	76.98%
- Automobile Value Added Services	774,463	0.37%	444,338	0.41%	74.30%
- Auto Mall Management Services	472,657	0.23%	334,108	0.30%	41.47%

Sales of Automobiles

Net revenue from sales of automobiles increased 91.47% to $201,361,939 for the six months ended June 30, 2011 from $105,166,506 for the same period in 2010. During the six months ended June 30, 2011 and 2010, the Company sold 1,914 automobiles and 1,307 automobiles, respectively, representing an increase of 46.44% in volume. The average unit selling price per automobile for the six months ended June 30, 2011 increased 30.75% to $105,205 from $80,464 for the same period in 2010.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 17.80% and 32.30% of the Company’s sales during the six months ended June 30, 2011 and 2010, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the six months ended June 30, 2011 increased 9.64% to $855,271 from $780,051 for the same period in 2010. Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC. As of June 30, 2011, the Company has expanded aggregate credit lines of $135 million (RMB 875 million). Revenue from Financing Services increased as a result of the increase in credit lines during the period.

Web-based Advertising Services

Our revenue from Web-based Advertising Services increased 76.98%, from $2,244,850 for the six months ended June 30, 2010 to $3,973,039 for the six months ended June 30, 2011. This increase is primarily due to the increased advertisement services rendered following the expanded coverage and increased popularity of our websites as a result of expanding our reach to 35 cities throughout the PRC, representing increased coverage in additional 15 cities as compared to its presence in 20 cities for the six months ended June 30, 2010.

Automobile Import Value Added Services

Our Automobile Value Added Services revenue increased 74.30%, from $444,338 for the six months ended June 30, 2010 to $774,463 for the six months ended June 30, 2011. The increase is primarily due to the increase in sales of automobiles and the acquisition of Qizhong.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the six months ended June 30, 2011 and 2010 were $472,657 and $334,108, respectively, which represented revenue from a management service agreement entered into with Tianjin Prominent Hero International Logistics Co., Ltd.

Cost of Revenue

	Six Months Ended June 30, 2011	% of net revenue	Six Months Ended June 30, 2010	% of net revenue	Change in %
Net revenue	$207,437,369	100.00%	$108,969,853	100.00%	90.36%
Cost of revenue	199,306,002	96.08%	103,199,954	94.71%	93.13%

Our cost of revenue increased 93.13%, from $103,199,954 for the six months ended June 30, 2010 to $199,306,002 for the six months ended June 30, 2011. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

Operating Expenses

	Six Months Ended June 30, 2011	% of total	Six Months Ended June 30, 2010	% of total	Change in %
Operating Expenses
- Selling and Marketing	$738,643	35.37%	$385,527	36.02%	91.59%
- General and Administrative	1,349,834	64.63%	684,672	63.98%	97.15%
Total	$2,088,477	100.00%	$1,070,199	100.00%	95.15%

During the six months ended June 30, 2011, our total operating expenses increased 95.15% to $2,088,477 from $1,070,199 for the same period in 2010. This increase was a combination of a 91.59% increase in selling and marketing expenses to $738,643 for the six months ended June 30, 2011 from $385,527 for the same period in 2010, and a 97.15% increase in general and administrative expenses (“G&A”) to $1,349,834 for the six months ended June 30, 2011 from $684,672 for the same period in 2010.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in %
	2011	2010
Primary selling and marketing expenses
- Payroll	$247,010	$76,715	221.98%
- Staff related costs	59,255	19,496	203.93%
- Office supplies	47,112	54,531	(13.61)%
- Advertising and promotion	90,722	14,233	537.41%
- Entertainment	55,913	14,665	281.27%
- Rent	110,182	86,760	27.00%

As a result of the Company’s acquisition of Qizhong on November 1, 2010, selling and marketing expenses include Qizhong’s selling and marketing expenses of $318,290, representing 43.09% of our selling and marketing expenses for the six months ended June 30, 2011.

Payroll expenses and staff-related costs increased 221.98% and 203.93% to $247,010 and 59,255, respectively, for the six months ended June 30, 2011 from $76,715 and $19,496, respectively, for the same period in 2010 due to the acquisition of Qizhong in November 2010, which increased the number of the Company’s employees as compared to the first half of 2010 and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion expenses increased by 5.4 times for the six months ended June 30, 2011 as Qizhong incurred promotion expenses of approximately $87,980 to advertise its VIP membership cards and auto-related products and services. Entertainment expenses increased by 2.8 times for the six months ended June 30, 2011 as there were more corporate events in the first half of 2011. Rental expenses increased by 27.00% for the six months ended June 30, 2011 primarily due to the acquisition of Qizhong.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Six Months Ended June 30,		Change in %
	2011	2010
Primary general and administrative expenses
- Payroll	$385,972	$168,784	128.68%
- Staff related costs	78,290	43,711	79.11%
- Entertainment	32,585	42,250	(22.88)%
- Depreciation	117,124	96,547	21.31%
- Legal and professional fees	502,612	259,680	93.55%
- Rental	55,786	-	100.00%

As a result of the Qizhong acquisition, general and administrative expenses include Qizhong’s general and administrative expenses of $349,262, representing 25.87% of our general and administrative expenses for the six months ended June 30, 2011.

Payroll expenses and staff related costs increased 128.68% and 79.11% to $385,972 and $78,290, respectively, for the six months ended June 30, 2011 from $168,784 and $43,711, respectively, for the same period in 2010 primarily as a result of the acquisition of Qizhong and the rising costs of offering competitive remuneration packages to maintain qualified management staff.

Legal and professional fees increased 93.55% for the six months ended June 30, 2011 to $502,612 from $259,680 in the same period of 2010, due to financial consultant fees of approximately $160,000 incurred in the second quarter of 2011 and the increased costs in relation to the acquisition of Qizhong.

Income from Operations

Income from operations increased 28.58% for the six months ended June 30, 2011 to $6,042,890 from $4,699,700 in the same period of 2010, which is primarily attributable to growth in revenue and gross profit of the segments of Sales of Automobiles, Web-based Advertising Services and Automobile Value Added Services. Income from operations of Sales of Automobiles, Web-based Advertising and Automobile Value Added Services increased by $403,767, $987,899 and $257,514, respectively, for the six months ended June 30, 2011 as compared to the same period in 2010.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three months and six months month period ended June 30, 2011 and 2010. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

On July 1, 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 3,000,000 shares of common stock of the Company at the price of $1.75 each for the aggregate price of $5,250,000. This issue was completed in July 2011. The Company expects that most of the proceeds from this share issue will be utilized in the second half this year to complete the acquisition of an auto mall in Tianjin, China, which the Company intends to convert into the largest auto mall in Tianjin City.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Net cash (used for) provided by operating activities	$(7,466,048)	$1,173,600
Net cash used for investing activities	(54,591)	(194,715)
Net cash used for financing activities	(3,306,565)	(1,318,247)
Effect on exchange rate change on cash	219,823	15,539
Cash and cash equivalents at beginning of period	17,733,502	2,255,058
Cash and cash equivalents at end of period	7,126,121	1,931,235

Operating Activities

During the six months ended June 30, 2011, we used net cash for operating activities of $7,466,048, as compared to net cash provided by operating activities of $1,173,600 in the same period of 2010. The increase in net cash used for operating activities is primarily a result of an increase in net cash flows used for operating assets and liabilities as compared to the same period in 2010. This increase in net cash used for operating assets and liabilities is primarily comprised of an $27,058,194 increase of cash pledged as restricted cash, a $10,375,952 increase in inventories, a $8,889,673 increase in advances to suppliers and a $1,332,659 increase in value added tax refundable, which was partly offset by an increase in net cash provided by the decrease in receivables related to financing services of $1,564,185 and the increase in line of credit related to financing services of $30,095,836 and the increase in customer deposits of $3,805,060, as compared to the same period in 2010.

Investing Activities

During the six months ended June 30, 2011, net cash used for investing activities was $54,591. This was attributable to cash used for purchases of property and equipment of $55,122 and the proceeds from disposals of property and equipment of $531.

Financing Activities

During the three months ended June 30, 2011, net cash used for financing activities was $3,306,565, as compared to $1,318,247 of net cash used for financing activities in the same period of 2010. The net cash used for financing activities mainly represents the partial payment of acquisition consideration to ex-owners of Qizhong and the repayment of loans to Cheng Weihong, a director of the Company.

Our total cash and cash equivalents increased to $7,126,121 as of June 30, 2011, as compared to $1,931,235 as of June 30, 2010.

Working Capital

As of June 30, 2011, the Company had working capital of $39,968,176 compared to working capital of $34,510,762 as of December 31, 2010.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash, accounts receivable and advances to suppliers. As of June 30, 2011, the Company’s restricted cash increased by $27,471,379 or 4.6 times and its inventories increased by $10,963,390 or 57.54%, as compared with those as of December 31, 2010.  The Company had outstanding borrowings of $59,217,488, representing 1.64 times of its borrowings as of December 31, 2010.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the failure to retain sufficient qualified accounting personnel in Qizhong, a subsidiary group acquired by the Company in November 1, 2010, to prepare financial statements in accordance with accounting principles generally accepted in the U.S. Since the first quarter of 2011, additional qualified accounting personnel have been hired and put into place to assist preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weakness  described above, the Company's principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles, notwithstanding the unremediated weakness.

C.	Changes in Internal Control over Financial Reporting

Since the first quarter of 2011, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

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

On July 1, 2011, the Company, entered into a Securities Purchase Agreement (“Purchase Agreement”), with certain accredited investors (collectively, the “Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s common stock to the Investors. The purchase price for each share was $1.75 and the aggregate purchase price for the shares was $5,250,000.  The Company sold the shares in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a)            On April 29, 2011, Shisheng entered into a Contract of Integrated Credit Line with China Minsheng Bank attached hereto as Exhibit 10.12, whereby Shisheng obtained a credit line of RMB 80 million with a term from April 29, 2011 until April 29, 2012.

On June 14, 2011, Shisheng entered into a Credit Line Agreement with China Merchants Bank Co. Ltd Tianjin Branch attached hereto as Exhibit 10.13 whereby Shisheng obtained a credit line of RMB 80 million with a term from June 14, 2011 to June 13, 2012.

(b)            There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended June 30, 2011.

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

10.10 (7)	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11 (7)	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12*	Contract of Integrated Credit Line, dated April 29, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd and Tianjin Branch of China Minsheng Banking Inc.
10.13*	Credit Line Agreement, dated June 14, 2011, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.14 (8)	Securities Purchase Agreement dated July 1, 2011, by and among China Auto Logistics Inc. and the Investors listed on the Schedule of Buyers attached hereto
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.
(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.
(7) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2011.
(8) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

Date:         August 15, 2011

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

10.10 (7)	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11 (7)	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12*	Contract of Integrated Credit Line, dated April 29, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd and Tianjin Branch of China Minsheng Banking Inc.
10.13*	Credit Line Agreement, dated June 14, 2011, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.14 (8)	Securities Purchase Agreement dated July 1, 2011, by and among China Auto Logistics Inc. and the Investors listed on the Schedule of Buyers attached hereto
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

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
(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.
(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.
(7) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2011.
(8) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.