Form 10-Q/A
period 2011-06-30
China Auto Logistics Inc
filed 2011-08-18
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) the notes to the unaudited Condensed Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:      August 18, 2011

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

10.10 (7)	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11 (7)	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12 (8)	Contract of Integrated Credit Line, dated April 29, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd and Tianjin Branch of China Minsheng Banking Inc.
10.13 (8)	Credit Line Agreement, dated June 14, 2011, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1 (8)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (8)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

*Furnished herewith
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
(4) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.
(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.
(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.
(7) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2011.
(8) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on August 15, 2011.