Form 10-Q
period 2011-09-30
China Auto Logistics Inc
filed 2011-11-14
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, $.001 par value per share	22,163,427 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$7,011,609	$17,733,502
Restricted cash	23,231,591	5,969,306
Accounts receivable – trade, net of allowance for doubtful accounts of $2,772 and $2,633 as of September 30, 2011 and December 31, 2010, respectively	96,393	145,840
Receivables related to financing services	34,846,999	39,106,056
Inventories	30,257,381	19,052,212
Advances to suppliers	37,164,246	13,752,616
Prepaid expenses	88,819	179,526
Value added tax refundable	1,105,744	40,950
Deferred tax assets	-	10,057
Total current assets	133,802,782	95,990,065

Property and equipment, net	661,730	756,110
Goodwill	4,508,505	4,321,930
Intangible assets, net	1,554,642	1,677,649
Other assets	48,333	54,034
Total Assets	$140,575,992	$102,799,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$48,207,872	$36,038,949
Accounts payable	819,505	-
Accrued expenses	316,241	481,804
Customer deposits	31,094,252	17,464,320
Deferred revenue	225,568	260,705
Due to shareholders	3,268,536	5,420,484
Due to director	22,232	573,922
Income tax payable	1,174,251	1,239,119
Total current liabilities	85,128,457	61,479,303
Deferred tax liability	393,008	419,413
Total liabilities	85,521,465	61,898,716
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and Outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 22,163,427 shares and 19,163,427 shares issued and outstanding, respectively, as of September 30, 2011 and December 31, 2010	22,163	19,163
Additional paid-in capital	21,975,605	16,728,605
Accumulated other comprehensive income	5,267,348	3,313,472
Retained earnings	27,247,788	20,406,707
Total China Auto Logistics Inc. shareholders’ equity	54,512,904	40,467,947
Noncontrolling interests	541,623	433,125
Total equity	55,054,527	40,901,072

Total liabilities and shareholders’ equity	$140,575,992	$102,799,788

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Net revenue	$95,613,591	$67,690,151	$303,998,137	$176,905,748
Cost of revenue	91,356,637	63,945,250	291,609,816	167,390,948
Gross profit	4,256,954	3,744,901	12,388,321	9,514,800

Operating expenses:
Selling and marketing	364,738	236,707	1,103,381	622,234
General and administrative	519,739	389,487	1,869,573	1,074,159
Total operating expenses	884,477	626,194	2,972,954	1,696,393

Income from operations	3,372,477	3,118,707	9,415,367	7,818,407

Other income (expenses)
Interest income	15,855	5,279	43,537	43,446
Interest expenses	-	(64,787)	-	(132,529)
Other income (expenses)	22,043	(7,151)	11,466	(1,223)
Total other income (expenses)	37,898	(66,659)	55,003	(90,306)

Income before income taxes	3,410,375	3,052,048	9,470,370	7,728,101

Income taxes	901,453	794,136	2,543,573	2,029,386

Net income	2,508,922	2,257,912	6,926,797	5,698,715

Less: Net income attributable to noncontrolling interests	31,175	34,494	85,716	85,645

Net income attributable to shareholders of China Auto Logistics Inc.	$2,477,747	$2,223,418	$6,841,081	$5,613,070

Earnings per share attributable to shareholders of China Auto Logistics Inc. – basic and diluted	$0.11	$0.12	$0.34	$0.31

Weighted average number of common share outstanding
– basic and diluted	21,967,775	18,100,000	20,108,482	18,100,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$2,508,922	$2,257,912	$6,926,797	$5,698,715

Other comprehensive income
Foreign currency translation adjustments	967,829	442,480	1,976,658	611,047

Comprehensive income	3,476,751	2,700,392	8,903,455	6,309,762

Less: Comprehensive income attributable to noncontrolling interests	41,831	41,254	108,498	94,732

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$3,434,920	$2,659,138	$8,794,957	$6,215,030

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
		(Restated)
Cash flows from operating activities
Net income	$6,926,797	$5,698,715

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	375,019	150,599
Loss on disposal of property and equipment	7,736	9,646

Changes in operating assets and liabilities:
Restricted cash	(16,333,476)	(222,554)
Accounts receivable – trade	53,987	(83,322)
Receivables related to financing services	5,676,335	(10,199,555)
Inventories	(10,069,346)	(10,693,338)
Advances to suppliers	(22,381,950)	402,670
Prepaid expenses, other current assets and other assets	104,246	(57,773)
Value added tax refundable	(1,022,221)	(1,266,812)
Deferred tax assets	10,107	-
Accounts payable	795,334	-
Line of credit related to financing services	10,113,303	10,206,472
Notes payable	-	(2,929,437)
Accrued expenses	301,627	46,505
Customer deposits	12,701,116	13,583,647
Deferred revenue	(44,179)	25,159
Income tax payable	(110,713)	(1,298,384)
Deferred tax liability	(47,313)	-
Net cash provided by (used for) operating activities	(12,943,591)	3,372,238

Cash flows from investing activities
Proceeds from disposal of property and equipment	30,004	70,232
Purchase of property and equipment	(100,154)	(214,636)
Net cash used for investing activities	(70,150)	(144,404)

Cash flows from financing activities
Proceeds from issuance of common stock	5,250,000	-
Repayments of short-term loans	-	(1,318,247)
Repayments to shareholders	(2,754,479)	-
Proceeds from director	38,710	404,361
Repayments of amount due to director	(590,796)	(383,815)
Net cash flows provided by (used for) financing activities	1,943,435	(1,297,701)

Effect of exchange rate change on cash	348,413	57,123

Net (increase) decrease in cash and cash equivalents	(10,721,893)	1,987,256

Cash and cash equivalents at the beginning of period	17,733,502	2,255,058
Cash and cash equivalents at the end of period	$7,011,609	$4,242,314

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Nine Months Ended September 30,
	2011	2010
		(Restated)
Supplemental disclosure of cash flow information
Interest paid	$1,556,432	$594,864
Income taxes paid	$2,693,788	$3,327,102

Non-cash activities

Increase in balance due to shareholders for accrued expenses paid by shareholder	$440,113	$380,372

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the “Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo”), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”). The Company’s principal business includes (i) sales of both domestically manufactured and imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services (“Automobile Value Added Services”) and (v) management services to an auto mall.

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2011 and the results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the cash flows for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries.  All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2011 and December 31, 2010 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of September 30, 2011 and December 31, 2010.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. There was no impairment of goodwill as of September 30, 2011 and December 31, 2010. No events have occurred subsequent to September 30, 2011 that indicates impairment may have occurred.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2011 and 2010, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “ Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarify how to measure and disclose fair value. The amendment clarifies the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”) to amend ASC 220 “Comprehensive Income”. The amendments require comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company believes that its current presentation of comprehensive income has already complied with the amendments and the adoption of such amendments do not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for impairment” (“ASU 2011-08”) to update guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

(2)	Business Combination

Goodcar Acquisition

On November 1, 2010, the Company entered into a purchase agreement (the “Agreement”) with the shareholders of Chongqing Qizhong Technology Co., Ltd. (“Goodcar”) to acquire all of the issued and outstanding stock of Goodcar and completed the acquisition simultaneously.

Pursuant to the Agreement and a related Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Goodcar, was $4.47 million for the acquisition of 100% of Goodcar’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Goodcar) and the issuance of 1,063,427 shares of the Company’s common stock valued at approximately $3.46 million. The value of common stock was determined based on $3.25 per share, the per share price of the Company’s common stock on the acquisition date.

Goodcar is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services, including discounted gas, parking, car washes, body-shop repair and car maintenance. The acquisition of Goodcar allows the Company to expand its offerings to customers with the addition of a wide range of automotive products and services, while simultaneously bolstering the growth of automobile value added services sales and realized synergies.

Goodcar’s results of operations are included in the Company’s consolidated statements of income from the acquisition date.

(3)	Property and Equipment, Net

A summary of property and equipment is as follows:
	September 30,	December 31,
	2011	2010

Computer	$226,122	$216,978
Office equipment, furniture and fixtures	420,666	373,499
Leasehold improvements	133,076	127,695
Automobiles	1,136,678	1,210,204
	1,916,542	1,928,376
Less: Accumulated depreciation and amortization	1,254,812	1,172,266
	$661,730	$756,110

Depreciation and amortization expense for property and equipment amounted to approximately $55,940 and $50,550 for the three months ended September 30, 2011 and 2010, respectively; and amounted to approximately $185,768 and $150,599 for the nine months ended September 30, 2011 and 2010, respectively.

(4)	Goodwill

As of September 30, 2011 and December 31, 2010, our goodwill is as follows:

	September 30,	December 31,
	2011	2010

Acquired goodwill	$4,278,188	$4,278,188
Foreign currency translation adjustment	230,317	43,742
	$4,508,505	$4,321,930

There were no impairment losses during the three months and nine months ended September 30, 2011 and 2010.

(5)	Intangible Assets, Net

Intangible assets include:

	As of September 30, 2011			As of December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$947,260	$217,050	$730,210	$908,956	$37,877	$871,079
Memberships	107,356	19,682	87,674	103,005	3,400	99,605
	$1,054,616	$236,732	$817,884	$1,011,961	$41,277	$970,684

Intangible asset not subject to amortization:
Trademark	736,758	-	736,758	706,965	-	706,965
	$1,791,374	$236,732	$1,554,642	$1,718,926	$41,277	$1,677,649

All intangible assets were acquired in connection with the Goodcar acquisition in November 1, 2010, and there was no further subsequent addition to intangibles.

Amortization expenses for the three months and nine months ended September 30, 2011 are $63,985 and $189,251, respectively. There was no intangible and no amortization expenses in the three months and nine months ended September 30, 2010.

Estimated amortization expense relating to the existing intangible assets with definite lives for each of the five succeeding fiscal years is as follows:

Remaining of 2011	$64,572
2012	258,286
2013	258,286
2014	218,847
2015	17,893
$817,884

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

Interest expense related to these facility lines of credit was incurred to finance expense the Company's financing services and was classified under cost of revenue on the condensed consolidated statement of comprehensive income. Interest expense related to these lines of credit was $609,255 and $214,942, respectively, for the three months ended September 30, 2011 and 2010, and was $1,556,432 and $460,686, respectively, for the nine months ended September 30, 2011 and 2010.

China Merchants Bank

In June 2010, the Company entered into a facility line of credit agreement with China Merchants Bank. As of December 31, 2010, the Company had outstanding balances of $6,514,492 under this facility. This facility, which was guaranteed by a director of the Company and a non-related company, matured in June 2011.

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,588,711 (RMB80,000,000) as of September 30, 2011. The borrowings under this facility bear interest at rates ranging from 3.80% to 4.50% per annum and are repayable within 3 months. As of September 30, 2011, the Company had an outstanding balance of $8,505,744 under this facility. The facility line of credit matures in June 2012 and is guaranteed by a director and a non-related entity.

Agricultural Bank of China

In January 2010, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $18,096,272 (RMB115,000,000) as of September 30, 2011. This facility line of credit matures in January 2012 and is guaranteed by three non-related entities.

In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China to facilitate its financing services. Under the terms of the agreement, the Company could borrow a maximum amount of $75,532,267 (RMB480,000,000) as of September 30, 2011.  This facility line of credit matures in December 2012 and is guaranteed by two directors of the Company.

The borrowings under these facilities bear interest at rates ranging from 2.30% to 2.75% per annum and are repayable within 3 months. As of September 30, 2011 and December 31, 2010, the Company had outstanding balances of $20,306,379 and $15,622,679, respectively, under these facilities.

In addition to the above facility lines of credit agreements with Agricultural Bank of China, the Company had $15,968,645 of short term foreign currency borrowings with Agricultural Bank of China as of September 30, 2011. These short term foreign currency borrowings bear interest at rates ranging from 6.56% to 6.59% per annum, mature within 3 months or 6 months from the date of borrowing and are secured by the restricted cash deposited to the bank of $15,968,645.

PuDong Development Bank

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,099,582 (RMB100,000,000) as of December 31, 2010. The borrowings under this facility bear interest at rates ranging from 4.45% to 4.47% per annum and are repayable within 3 months.  As of December 31, 2010, the Company had outstanding balances of $4,836,186 under this facility. The facility line of credit matured in June 2011 and was guaranteed by a director and a non-related entity.

In August 2011, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,735,889 (RMB100,000,000) as of September 30, 2011. As of September 30, 2011, the Company did not have outstanding balance under this facility. This facility line of credit matures in August 2012 and is guaranteed by a director and a unrelated entity.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,867,944 (RMB50,000,000) as of September 30, 2011. The borrowings under this facility bear interest at rates ranging from 3.48% to 5.60% per annum and are repayable within 3 months. As of September 30, 2011 and December 31, 2010, the Company had outstanding balances of $0 and $60,216, respectively, under this facility. The facility line of credit matures in June 2012 and is guaranteed by two directors and two non-related entities.

Industrial and Commercial Bank of China

In November 2010, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility bear interest at rates ranging from 3.63% to 3.64% per annum and are repayable within 3 months. As of September 30, 2011 and December 31, 2010, the Company had outstanding balances of $0 and $9,005,376, respectively, under this facility. The facility line of credit matures in November 2011.

Shengjing Bank

In February 2011, the Company entered into a facility line of credit agreement with Shengjing Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,015,122 (RMB70,000,000) as of September 30, 2011. The borrowings under this facility bear interest at rates ranging from 4.25% to 4.28% per annum and are repayable within 3 months. As of September 30, 2011, the Company had outstanding balances of $0 under this facility. The facility line of credit matures in February 2012 and is guaranteed by a director of the Company and a non-related company.

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,588,711 (RMB80,000,000) as of September 30, 2011. The borrowings under this facility bear interest at a rate of 3.55% per annum and are repayable within 3 months. As of September 30, 2011, the Company had outstanding balances of $3,427,104 under this facility. The facility line of credit matures in April 2012 and is guaranteed by two directors of the Company and two non-related companies.

(7)	Major Customers and Suppliers

No customer accounted for 10% or more of the Company’s revenue during the three months and nine months ended September 30, 2011. No customer accounted for 10% or more of the Company’s revenue during the three months ended September 30, 2010. One customer accounted for 10% or more of the Company’s revenue at 19% during the nine months ended September 30, 2010.

No supplier accounted for 10% or more of the Company’s purchases during the three months and nine months ended September 30, 2011. One supplier accounted for 10% or more of the Company’s purchases at 10% during the three months ended September 30, 2010. Three suppliers accounted for 10% or more of the Company’s purchases at 10%, 10% and 13%, respectively, during the nine months ended September 30, 2010.

(8)	Shareholders’ equity

On July 1, 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued to certain accredited investors 3,000,000 shares of common stock of the Company at the price of $1.75 each for the aggregate price of $5,250,000 on July 8, 2011.

(9)	Retained earnings

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to nondistributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriation to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholder, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employee of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to  general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2011 and December 31, 2010, the Company’s statutory reserve fund was approximately $2,749,000 and $2,054,000, respectively.

(10)	Related Party Balances and Transactions

Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. Cheng Weihong is a director of the Company and also the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping. As of September 30, 2011 and December 31, 2010, the outstanding balances due to Cheng Weihong were $22,232 and $573,922, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses of $52,909 and $173,965 during the three months ended September 30, 2011 and 2010, respectively; and of $440,113 and $380,372 during the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, the outstanding balances due to Sino Peace Limited were $2,137,912 and $1,617,654, respectively.

In connection with the Company’s acquisition of Goodcar on November 1, 2010, the Company paid the cash consideration of approximately $2,754,000 (RMB18,000,000) and issued 1,063,427 shares of common stock of the Company to the former owners of Goodcar in the first half of 2011. As of December 31, 2010, the cash consideration payable in connection with this acquisition of $2,717,925 (RMB18,000,000) was outstanding as Due to Shareholders on the consolidated balance sheet. These former owners of Goodcar became shareholders of the Company.

In connection with the Goodcar acquisition, the Company assumed the balances due to the former owners of Goodcar, which were $1,130,624 and $1,084,905 as of September 30, 2011 and December 31, 2010, respectively.

The balances as discussed above as of September 30, 2011 and December 31, 2010 are interest-free, unsecured and have no fixed term of repayment. During the three months and nine months ended September 30, 2011 and 2010, there was no imputed interest charged in relation to these balances.

(11)	Segment Information

The Company has five principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising services, (4) automobile value added services, and (5) auto mall management services. These operating segments were determined based on the nature of services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

Three Months Ended September 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$91,812,927	$1,224,985	$1,692,876	$647,552	$235,251	$-	$95,613,591

Cost of revenue	90,307,120	615,304	300,152	131,596	2,465	-	91,356,637

Operating expenses
Selling and marketing	87,247	43,339	137,156	80,448	16,548	-	364,738
General and administrative	49,059	139,925	60,577	49,392	13,370	207,416	519,739
Total operating expenses	136,306	183,264	197,733	129,840	29,918	207,416	884,477

Income (loss) from operations	$1,369,501	$426,417	$1,194,991	$386,116	$202,868	$(207,416)	$3,372,477

Three Months Ended September 30, 2010 (Restated)	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$64,878,374	$675,949	$1,697,522	$198,831	$239,475	$-	$67,690,151

Cost of revenue	63,666,549	221,829	38,805	7,828	10,239	-	63,945,250

Operating expenses
Selling and marketing	84,722	47,894	69,097	10,817	24,177	-	236,707
General and administrative	47,529	32,415	13,806	5,164	16,363	274,210	389,487
Total operating expenses	132,251	80,309	82,903	15,981	40,540	274,210	626,194

Income (loss) from operations	$1,079,574	$373,811	$1,575,814	$175,022	$188,696	$(274,210)	$3,118,707

Nine Months Ended September 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$293,174,866	$3,027,433	$5,665,915	$1,422,015	$707,908	$-	$303,998,137

Cost of revenue	289,166,400	1,569,596	651,329	177,011	45,480	-	291,609,816

Operating expenses
Selling and marketing	260,368	105,047	545,079	144,544	48,343	-	1,103,381
General and administrative	155,702	348,227	259,395	90,595	38,691	976,963	1,869,573
Total operating expenses	416,070	453,274	804,474	235,139	87,034	976,963	2,972,954

Income (loss) from operations	$3,592,396	$1,004,563	$4,210,112	$1,009,865	$575,394	$(976,963)	$9,415,367

Nine Months Ended September 30, 2010 (Restated)	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$170,044,880	$1,701,744	$3,942,372	$643,169	$573,583	$-	$176,905,748

Cost of revenue	166,748,310	479,101	103,593	23,523	36,421	-	167,390,948

Operating expenses
Selling and marketing	207,213	123,250	192,531	46,238	53,002	-	622,234
General and administrative	190,655	137,445	43,212	32,151	54,150	616,546	1,074,159
Total operating expenses	397,868	260,695	235,743	78,389	107,152	616,546	1,696,393

Income (loss) from operations	$2,898,702	$961,948	$3,603,036	$541,257	$430,010	$(616,546)	$7,818,407

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of September 30, 2011	$71,786,968	$60,702,272	$5,561,171	$1,054,507	$144,824	$1,326,250	$140,575,992

As of December 31, 2010	$40,891,786	$50,165,943	$5,804,586	$2,466,742	$221,150	$3,249,581	$102,799,788

(12)	Reclassifications

The Company reclassified interest expense related to financing services for prior periods whereby interest expense related to financing services is now reporting as a component of cost of revenue, previously they were netted against revenue, on the face of the condensed consolidated statements of income in conformity with the current period's presentation. The result of the reclassifications was to increase revenue and cost of revenue by $214,942 and $460,686 for the three and nine months ended September 30, 2010, respectively. There was no effect on income from operations or net income.

In addition, the Company reclassified the increase of borrowings on lines of credit for loans extended to the Company's customer from non-cash transaction to the changes in receivables related to financing services and lines of credit in related to financing services on the condensed consolidated financial statement of cash flows for the nine months ended September 30, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of China Auto Logistics Inc. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of China Auto Logistics Inc., a Nevada corporation (the “Registrant”).  ”China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the condensed consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

Forward Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

BUSINESS OVERVIEW

Prior Operations of China Auto Logistics Inc.

China Auto Logistics Inc., formerly Fresh Ideas Media, Inc., was incorporated in the State of Nevada on February 22, 2005. Fresh Ideas Media, Inc. was engaged in the advertising and consulting business. In February 2005, Fresh Ideas Media, Inc. formed a wholly-owned subsidiary, Community Alliance, Inc. (“Community Alliance”), an entity which markets sub-licenses for take-home school folders. Fresh Ideas Media, Inc. had only commenced limited operations and had not yet generated significant revenues, and was therefore considered a development stage company

The Exchange and the Spin-Off

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

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Goodcar to acquire all issued and outstanding stocks of Goodcar for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously. Goodcar is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

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

On April 23, 2010, the Company launched its new portal www.cali.com.cn to integrate and meet on a single site the needs of the full spectrum of the PRC’s dynamic automotive public, including dealers, suppliers, auto purchasers and drivers of both foreign and domestically manufactured automobiles. It engages in automobile sales, customs clearance services, storage services and national transportation services. The Company also, through Goodcar, operates the website www.goodcar.cn and is engaged in the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

The Company believes the integration of these wide ranging sites and services in a single portal serving a broad spectrum of China’s auto living public, as well as the addition of new web-based auto-related services for businesses and consumers, will drive future growth.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include revenue recognition, valuation of inventories and provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

Receivables Related to Financing Services

We record a receivable related to financing services when cash is loaned to customers to finance their purchases of automobiles. Upon repayments by customers, we record the amounts as reductions of receivables related to financing services. Receivables related to financing services represents the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. We charge a fee for providing loan services and such fee is prepaid by customers. We amortize these fees over the receivable term, which is typically 90 days, using the straight-line method. We record such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s condensed consolidated balance sheets.

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

Income taxes

In the process of preparing condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2011 and December 31, 2010, the respective deferred tax assets amounting to $479,149 and $429,711 resulting from net operating loss carried forward, advertising expenses and allowance of doubtful accounts are not more likely than not to be realized and a full of valuation allowance has been provided.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $24.7 million and $18.5 million as of September 30, 2011 and December 31, 2010, respectively. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2011 and December 31, 2010 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2011 and December 31, 2010, there are no interests or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results. As of September 30, 2011 and December 31, 2010, there was no impairment of goodwill or acquired intangible assets with indefinite lives.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2011	% of net revenue	Three Months Ended September 30, 2010	% of net revenue	Change in %
Net revenue	$95,613,591	100.00%	$67,690,151	100.00%	41.25%
Cost of revenue	91,356,637	95.55%	63,945,250	94.47%	42.87%
Gross profit	4,256,954	4.45%	3,744,901	5.53%	13.67%
Operating expenses	884,477	0.93%	626,194	0.93%	41.25%
Income from operations	3,372,477	3.52%	3,118,707	4.60%	8.14%
Other income (expenses)	37,898	0.04%	(66,659)	(0.10)%	156.85%
Income before income taxes and noncontrolling interests	3,410,375	3.56%	3,052,048	4.50%	11.74%
Net income	2,508,922	2.62%	2,257,912	3.34%	11.12%
Net income attributable to shareholders of China
Auto Logistics Inc.	$2,477,747	2.59%	$2,223,418	3.28%	11.44%

For the three months ended September 30, 2011, our net revenue increased 41.25% to $95,613,591, from $67,690,151 for the same period in 2010, and our cost of revenue increased 42.87% to $91,356,637 from $63,945,250 for the same period in 2010. Gross profit margin decreased from 5.53% for the three months ended September 30, 2010 to 4.45% for the same period in 2011. As compared to the same period in 2010, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2011 increased 13.67% to $4,256,934, 8.14% to $3,372,477 and 11.12% to $2,508,922 and 11.44% to $2,477,747, respectively, primarily due to an increase in our revenues from most of the operating segments.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2011	% of net revenue	Three Months Ended September 30, 2010	% of net revenue	Change in %
Net revenue	$95,613,591	100.00%	$67,690,151	100.00%	41.25%
- Sales of Automobiles	91,812,927	96.02%	64,878,374	95.85%	41.52%
- Financing Services	1,224,985	1.28%	675,949	1.00%	81.22%
- Web-based Advertising Services	1,692,876	1.77%	1,697,522	2.51%	(0.27)%
- Automobile Value Added Services	647,552	0.68%	198,831	0.29%	225.68%
- Auto Mall Management Services	235,251	0.25%	239,475	0.35%	(1.76)%

Sales of Automobiles

Net revenue from sales of automobiles increased 41.52% to $91,812,927 for the three months ended September 30, 2011 from $64,878,374 for the same period in 2010. During the three months ended September 30, 2011 and 2010, the Company sold 871 automobiles and 670 automobiles, respectively, representing an increase of 30.00% in volume. The average unit selling price per automobile for the three months ended September 30, 2011 increased 8.86% to $105,411 from $96,833 for the same period in 2010.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 12.37% and 18.36% of the Company’s sales during the three months ended September 30, 2011 and 2010, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

The Company provides financing services (“Financing Services”) to its customers using the Company’s bank facility lines of credit. The Company earns a service fee from its customers for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company.

Net revenue from Financing Services for the three months ended September 30, 2011 increased 81.22% to $1,224,985 from $675,949 for the same period in 2010. The Company has expanded its aggregate credit lines by approximately $102 million to $153 million as of September 30, 2011, from approximately $51 million as of December 31, 2010. As a result of the increase in credit lines during the period, revenue from financing services increased.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agricultural Bank of China, PuDong Development Bank, China Merchants Bank, China ZheShang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of September 30, 2011, the Company had aggregate credit lines of $153 million (RMB975 million). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

In the three months ended September 30, 2011 and 2010, all of our revenue from our websites is generated by subscription fees and advertisements. We aim to generate 50% of our revenues from our websites from subscription fees and advertisements, and 50% from automobile value added services sold over the Internet. We are experiencing rapid development in our websites and expect to see continuous growth in revenue from our website through growing from 35 cities currently to 60 cities throughout China reaching 70% of the auto buying public in 2012.

During the three months ended September 30, 2011, the Company has taken up after its acquisition of Goodcar an improvement project to reshuffle the resources of its websites to enhance the quality of services and the utilization of resources. Due to this improvement project, our revenue from Web-based Advertising Services for the three months ended September 30, 2011 decreased 0.27% to $1,692,876 from $1,697,522 for the same period in 2010. This improvement project was completed in September 2011.

Automobile Import Value Added Services

Our Automobile Value Added Services revenue increased 255.68%, from $198,831 for the three months ended September 30, 2010 to $647,552 for the three months ended September 30, 2011. The increase is primarily due to the increase in sales of automobiles and the acquisition of Goodcar.

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

Our Auto Mall Management Services revenue for the three months ended September 30, 2011 and 2010 were $235,251 and $259,475, respectively.  This 9.34% decrease was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue
	Three Months Ended September 30, 2011	% of net revenue	Three Months Ended September 30, 2010	% of net revenue	Change in %
Net revenue	$95,613,591	100.00%	$67,690,151	100.00%	41.25%
Cost of revenue	91,356,637	95.55%	63,945,250	94.47%	42.87%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 42.87%, from $63,945,250 for the three months ended September 30, 2010 to $91,356,637 for the three months ended September 30, 2011. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended September 30, 2011	% of total	Three Months Ended September 30, 2010	% of total	Change in %
Operating Expenses
- Selling and Marketing	$364,738	41.24%	$236,707	37.80%	54.09%
- General and Administrative	519,739	58.76%	389,487	62.20%	33.44%
Total	$884,477	100.00%	$626,194	100.00%	41.25%

During the three months ended September 30, 2011, our total operating expenses increased 41.25% to $884,477 from $626,194 for the same period in 2010. This increase was a combination of a 54.09% increase in selling and marketing expenses to $364,738 for the three months ended September 30, 2011 from $236,707 for the same period in 2010, and a 33.44% increase in general and administrative expenses to $519,739 for the three months ended September 30, 2011 from $389,487 for the same period in 2010.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in %
	2011	2010
Primary selling and marketing expenses
- Payroll	$137,704	$55,967	146.04%
- Staff related costs	33,011	14,793	123.15%
- Office supplies	33,457	42,747	(21.73)%
- Advertising and promotion	7,807	4,447	75.56%
- Entertainment	37,973	8,622	340.42%
- Auto expenses	32,167	39,931	(19.44)%
- Rent	56,273	52,846	6.48%

The Company acquired Goodcar on November 1, 2010 and includes the result of operations of Goodcar for the period since the date of acquisition. As a result, selling and marketing expenses include Goodcar’s selling and marketing expenses of $138,638, representing 38.01% of our selling and marketing expenses for the three months ended September 30, 2011.

Payroll expenses and staff-related costs increased 146.04% and 123.15% to $137,704 and $33,011, respectively, for the three months ended September 30, 2011 from $55,967 and $14,793, respectively, for the same period in 2010 due to the acquisition of Goodcar in November 2010, which increased the number of the Company’s employees as compared to the third quarter of 2010 and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion expenses increased by 75.56% for the three months ended September 30, 2011 as Goodcar incurred promotion expenses of $7,495 to advertise its VIP membership cards and auto-related products and services. Entertainment expenses increased by 340.42% for the three months ended September 30, 2011 as there were more corporate events in the three months ended September 30, 2011.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30,		Change in %
	2011	2010
Primary general and administrative expenses
- Payroll	$190,143	$88,978	113.70%
- Staff related costs	29,106	19,805	46.96%
- Entertainment	31,898	23,150	37.79%
- Depreciation	50,071	49,410	1.34%
- Legal and professional fees	104,907	158,933	(33.99)%
- Rental	16,677	-	~~-~~

As a result of the Goodcar acquisition, general and administrative expenses include Goodcar’s general and administrative expenses of $176,114, representing 33.89% of our general and administrative expenses for the three months ended September 30, 2011.

Payroll expenses and staff related costs increased 113.70% and 49.96% to $190,143 and $29,106, respectively, for the three months ended September 30, 2011 from $88,978 and $19,805, respectively, for the same period in 2010 primarily as a result of the acquisition of Goodcar and the rising costs of offering competitive remuneration packages to maintain qualified management staff.

Legal and professional fees decreased 33.99% for the three months ended September 30, 2011 to $104,907 from $158,933 in the same period of 2010, primarily due to the inclusion of the acquisition cost of Goodcar in the third quarter of 2010.

Income from Operations

Income from operations increased 8.14% for the three months ended September 30, 2011 to $3,372,477 from $3,118,707 in the same period of 2010, which is primarily attributable to growth in revenue and gross profit of the segments of Sales of Automobiles, Financing Services and Automobile Value Added Services and is partly offset by the decrease in gross profit from Web-based Advertising Services. Income from operations of Sales of Automobiles, Financing Services and Automobile Value Added Services increased by $289,927, $52,606 and $ 211,092 respectively, for the three months ended September 30, 2011 as compared to the same period in 2010. Income from operations of Web-based Advertising Services was decreased by $380,823 for the three months ended September 30, 2011 as compared to the same period in 2010.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2011	% of net revenue	Nine Months Ended September 30, 2010	% of net revenue	Change in %
Net revenue	$303,998,137	100.00%	$176,905,748	100.00%	71.84%
Cost of revenue	291,609,816	95.92%	167,390,948	94.62%	74.21%
Gross profit	12,388,321	4.08%	9,514,800	5.38%	30.20%
Operating expenses	2,972,954	0.98%	1,696,393	0.96%	75.25%
Income from operations	9,415,367	3.10%	7,818,407	4.42%	20.43%
Other income (expenses)	55,003	0.02%	(90,306)	(0.05)%	(160.91)%
Income before income taxes and
noncontrolling interests	9,470,370	3.12%	7,728,101	4.37%	22.54%
Net income	6,926,797	2.28%	5,698,715	3.22%	21.55%
Net income attributable to shareholders of
China Auto Logistics Inc.	$6,841,081	2.25%	$5,613,070	3.17%	21.88%

For the nine months ended September 30, 2011, our net revenue increased 71.84% to $303,998,137 from $176,905,748 for the same period in 2010, and our cost of revenue increased 74.21% to $291,609,816 from $167,390,948 for the same period in 2010. Gross profit margin decreased from 5.38% for the nine months ended September 30, 2010 to 4.08% for the same period in 2011. As compared to the same period in 2010, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2011 increased 30.20% to $12,388,321, 20.43% to $9,415,367 and 21.55% to $6,926,797 and 21.88% to $6,841,081, respectively, primarily due to an increase in our revenues from each of the operating segments.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2011	% of net revenue	Nine Months Ended September 30, 2010	% of net revenue	Change in %
Net revenue	$303,998,137	100.00%	$176,905,748	100.00%	71.84%
- Sales of Automobiles	293,174,866	96.44%	170,044,880	96.12%	72.41%
- Financing Services	3,027,433	1.00%	1,701,744	0.96%	77.90%
- Web-based Advertising Services	5,665,915	1.86%	3,942,372	2.23%	43.72%
- Automobile Value Added Services	1,422,015	0.47%	643,169	0.36%	121.10%
- Auto Mall Management Services	707,908	0.23%	573,583	0.33%	23.41%

Sales of Automobiles

Net revenue from sales of automobiles increased 72.41% to $293,174,866 for the nine months ended September 30, 2011 from $170,044,880 for the same period in 2010. During the nine months ended September 30, 2011 and 2010, the Company sold 2,785 automobiles and 1,977 automobiles, respectively, representing an increase of 40.87% in volume. The average unit selling price per automobile for the nine months ended September 30, 2011 increased 22.39% to $105,269 from $86,012 for the same period in 2010.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 11.66% and 28.04% of the Company’s sales during the nine months ended September 30, 2011 and 2010, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the nine months ended September 30, 2011 increased 77.90% to $3,027,433 from $1,701,744 for the same period in 2010. Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC. As of September 30, 2011, the Company has expanded aggregate credit lines of $153 million (RMB975 million). Revenue from Financing Services increased as a result of the increase in credit lines during the period.

Web-based Advertising Services

Our revenue from Web-based Advertising Services increased 43.72%, from $3,942,372 for the nine months ended September 30, 2010 to $5,665,915 for the nine months ended September 30, 2011. This increase is primarily due to the increased advertisement services rendered following the expanded coverage and increased popularity of our websites as a result of expanding our reach to 35 cities throughout the PRC, representing increased coverage in additional 6 cities as compared to its presence in 29 cities for the nine months ended September 30, 2010.

Automobile Import Value Added Services

Our Automobile Value Added Services revenue increased 121.10%, from $643,169 for the nine months ended September 30, 2010 to $1,422,015 for the nine months ended September 30, 2011. The increase is primarily due to the increase in sales of automobiles and the acquisition of Goodcar.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the nine months ended September 30, 2011 and 2010 were $707,908 and $573,583, respectively, which represented revenue from a management service agreement entered into with Tianjin Prominent Hero International Logistics Co., Ltd.

Cost of Revenue
	Nine Months Ended September 30, 2011	% of net revenue	Nine Months Ended September 30, 2010	% of net revenue	Change in %
Net revenue	$303,998,137	100.00%	$176,905,748	100.00%	71.84%
Cost of revenue	291,609,816	95.92%	167,390,948	94.62%	74.21%

Our cost of revenue increased 74.21%, from $167,390,948 for the nine months ended September 30, 2010 to $291,609,816 for the nine months ended September 30, 2011. The increase was primarily due to an increase in the purchase price of imported automobiles and the number of automobiles sold in the period, which is consistent with our net revenue growth rate.

Operating Expenses

	Nine Months Ended September 30, 2011	% of total	Nine Months Ended September 30, 2010	% of total	Change in %
Operating Expenses
- Selling and Marketing	$1,103,381	37.11%	$622,234	36.68%	77.33%
- General and Administrative	1,869,573	62.89%	1,074,159	73.32%	74.05%
Total	$2,972,954	100.00%	$1,696,393	100.00%	75.25%

During the nine months ended September 30, 2011, our total operating expenses increased 75.25% to $2,972,954 from $1,696,393 for the same period in 2010. This increase was a combination of a 77.33% increase in selling and marketing expenses to $1,103,381 for the nine months ended September 30, 2011 from $622,234 for the same period in 2010, and a 74.05% increase in general and administrative expenses to $1,869,573 for the nine months ended September 30, 2011 from $1,074,159 for the same period in 2010.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in %
	2011	2010
Primary selling and marketing expenses
- Payroll	$384,714	$132,682	189.95%
- Staff related costs	92,266	34,289	169.08%
- Office supplies	80,569	97,278	(17.18)%
- Advertising and promotion	98,529	18,680	427.46%
- Entertainment	93,886	23,287	303.17%
- Rent	166,455	139,606	19.23%

As a result of the Company’s acquisition of Goodcar on November 1, 2010, selling and marketing expenses include Goodcar’s selling and marketing expenses of $456,928, representing 41.41% of our selling and marketing expenses for the nine months ended September 30, 2011.

Payroll expenses and staff-related costs increased 189.95% and 169.08% to $384,714 and 92,266, respectively, for the nine months ended September 30, 2011 from $132,682 and $34,289, respectively, for the same period in 2010 due to the acquisition of Goodcar in November 2010, which increased the number of the Company’s employees as compared to the first three quarters of 2010 and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion expenses increased by 427.46% for the nine months ended September 30, 2011 as Goodcar incurred promotion expenses of $95,475 to advertise its VIP membership cards and auto-related products and services. Entertainment expenses increased by 303.17% for the nine months ended September 30, 2011 as there were more corporate events in the first three quarters of 2011. Rental expenses increased by 19.23% for the nine months ended September 30, 2011 primarily due to the acquisition of Goodcar.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30,		Change in %
	2011	2010
Primary general and administrative expenses
- Payroll	$576,115	$257,762	123.51%
- Staff related costs	107,396	63,516	69.08%
- Entertainment	64,483	65,400	(1.40)%
- Depreciation	167,195	145,957	14.55%
- Legal and professional fees	607,519	421,542	44.12%
- Rental	72,463	-	~~-~~

As a result of the Goodcar acquisition, general and administrative expenses include Goodcar’s general and administrative expenses of $525,376, representing 28.10% of our general and administrative expenses for the nine months ended September 30, 2011.

Payroll expenses and staff related costs increased 123.51% and 69.08% to $576,115 and $107,396, respectively, for the nine months ended September 30, 2011 from $257,762 and $63,516, respectively, for the same period in 2010 primarily as a result of the acquisition of Goodcar and the rising costs of offering competitive remuneration packages to maintain qualified management staff.

Legal and professional fees increased 44.12% for the nine months ended September 30, 2011 to $607,519 from $421,542 in the same period of 2010, due to financial consultant fees of approximately $160,000 incurred in the second quarter of 2011 and the increased costs in relation to the acquisition of Goodcar.

Income from Operations

Income from operations increased 20.43% for the nine months ended September 30, 2011 to $9,415,367 from $7,818,407 in the same period of 2010, which is primarily attributable to growth in revenue and gross profit of the segments of Sales of Automobiles, Web-based Advertising Services and Automobile Value Added Services. Income from operations of Sales of Automobiles, Web-based Advertising and Automobile Value Added Services increased by $693,694, $607,076 and $468,606, respectively, for the nine months ended September 30, 2011 as compared to the same period in 2010.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three months and nine months period ended September 30, 2011 and 2010. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

On July 1, 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 3,000,000 shares of common stock of the Company via a private placement at the price of $1.75 each for the aggregate price of $5,250,000. This transaction was completed in July 2011. The Company expects that most of the proceeds from this share issue will be utilized in the second half this year to complete the acquisition of an auto mall in Tianjin, China, which the Company intends to convert into the largest auto mall in Tianjin City.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
Net cash (used for) provided by operating activities	$(12,943,591)	$3,372,238
Net cash used for investing activities	(70,150)	(144,404)
Net cash provided by (used for) financing activities	1,943,435	(1,297,701)
Effect on exchange rate change on cash	348,413	57,123
Cash and cash equivalents at beginning of period	17,733,502	2,255,058
Cash and cash equivalents at end of period	7,011,609	4,242,314

Operating Activities

During the nine months ended September 30, 2011, we used net cash for operating activities of $12,943,591, as compared to net cash provided by operating activities of $3,372,238 in the same period of 2010. The increase in net cash used for operating activities is primarily a result of an increase in net cash flows used for operating assets and liabilities as compared to the same period in 2010. This increase in net cash used for operating assets and liabilities is primarily comprised of a $16,110,922 increase of cash pledged as restricted cash, and a $22,784,620 increase in advances to suppliers, which was partly offset by a decrease of $15,875,890 in cash used in receivables related to financing services, as compared to the same period in 2010.

Investing Activities

During the nine months ended September 30, 2011, net cash used for investing activities was $70,150. This was attributable to cash used for purchases of property and equipment of $100,154 and the proceeds from disposals of property and equipment of $30,004.

Financing Activities

During the nine months ended September 30, 2011, net cash provided by financing activities was $1,943,435, as compared to $1,297,701 of net cash used for financing activities in the same period of 2010. The net cash provided by financing activities mainly represents the proceeds from issuing 3,000,000 shares of stock of the Company via a private placement in the third quarter of 2011, which is partly offset by the partial payment of acquisition consideration to ex-owners of Goodcar and the repayment of loans to Cheng Weihong, a director of the Company.

Our total cash and cash equivalents increased to $7,011,609 as of September 30, 2011, as compared to $4,242,314 as of September 30, 2010.

Working Capital

As of September 30, 2011, the Company had working capital of $48,674,325 compared to working capital of $34,510,762 as of December 31, 2010.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash, accounts receivable and advances to suppliers. As of September 30, 2011, the Company’s restricted cash increased by $17,262,285 or 289.18% and its inventories increased by $11,205,169 or 58.81%, as compared with those as of December 31, 2010.  The Company had outstanding borrowings of $48,207,872, representing a 33.77% increase over its borrowings as of December 31, 2010.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

A.	Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the failure to retain sufficient qualified accounting personnel in Goodcar, a subsidiary group acquired by the Company in November 1, 2010, to prepare financial statements in accordance with accounting principles generally accepted in the U.S. Since the first quarter of 2011, additional qualified accounting personnel have been hired and put into place to assist preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

Additionally, we have re-evaluated the design and operation of our internal controls and further concluded that the Company had an additional material weakness in its internal control over financial reporting as of December 31, 2010 because the Company’s accounting department personnel have limited knowledge and experience in U.S. GAAP.  In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

•	hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and
•	providing ongoing training course in U.S. GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

These new remediation initiatives will be put into place in the fourth quarter of 2011. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses  described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles, notwithstanding the unremediated weaknesses.

C.	Changes in Internal Control over Financial Reporting

Since the first quarter of 2011, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

Except for the above, there was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2010.

Item 1A  Risk Factors.

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

(a)           There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)            There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended September 30, 2011.

Item 6.    Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
10.1 (1)	Securities Purchase Agreement dated July 1, 2011, by and among China Auto Logistics Inc. and the Investors listed on the Schedule of Buyers attached hereto
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:	November 14, 2011

Index to Exhibits

Exhibit Number	Exhibit Description
10.1 (1)	Securities Purchase Agreement dated July 1, 2011, by and among China Auto Logistics Inc. and the Investors listed on the Schedule of Buyers attached hereto
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 7, 2011.