Form 10-K
period 2011-12-31
China Auto Logistics Inc
filed 2012-03-30
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-52625

CHINA AUTO LOGISTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2574314
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone

Tianjin Province, The People’s Republic of China 300461

(Address of Principal Executive Offices, Zip Code)

(86) 22-2576-2771

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share traded on the NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 15, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,415,365.91 based on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2012
Common Stock, $.001 par value per share	22,163,427 shares

PART I

ITEM 1.	BUSINESS.

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

The following is disclosure regarding the Company, its wholly owned and majority owned operating subsidiaries, including Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) (“Shisheng”), Tianjin Hengjia Port Logistics Corp. (“Hengjia”), Tianjin Ganghui Information Technology Corp. (“Ganghui”), Tianjin Zhengji International Trading Corp. (“Zhengji”), Chongqing Qizhong Technology Co., Ltd. (“Qizhong”), Beijing Goodcar Technology Development Co., Ltd. (“Beijing Goodcar”), Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”), Wuhan Youlu Network Technology Co., Ltd. (“Wuhan Youlu”), Chengdu Haoche Technology Development Co., Ltd (“Chengdu Haoche”), Tianjin Goodcar Technology Development Co., Ltd. (“Tianjin Goodcar”) and Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”), each of which are formed under the laws of the People’s Republic of China (the “PRC “ or “China”) and doing business in the PRC.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, Ganghui, Zhengji, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi, except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this report or in the “Selected Consolidated Financial and Other Data“ Section or “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ Section, are to the consolidated business of Shisheng, Hengjia, Ganghui, Zhengji, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers. Shisheng, together with its majority owned subsidiaries Zhengji and Hengjia, sells imported automobiles (“Sales of Automobiles”), which consisted of approximately 97% of our revenue generated in the last full fiscal year. Additionally, Shisheng provides customized services such as financing services (“Financing Services”) and management services to auto mall operators (“Auto Mall Management Services”); provides, through its majority owned subsidiaries Hengjia, Ganghui, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Hoache, Tianjin Goodcar and Kaizhi, customs clearance, storage, nationwide delivery services, provision of information and discounted services relating to automobiles (“Automobile Value Added Services”) to imported automobile distributors and agents as well as individual customers in China; and operates, through its majority owned subsidiaries Ganghui, Hengjia and Qizhong, four websites which provides subscribers with up to date sales and trading information for imported and domestically manufactured automobiles and information of auto and auto-related products and service (“Web-based Advertising Services”). Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

We are currently the only one-stop service provider in Tianjin for Financing Services and Automobile Value Added Services. We also offer four websites: (a) www.at160.com (formerly www.1365car.com), which provides quotes and other information on domestically manufactured automobiles in Tianjin; (b) www.at188.com, which provides information on imported automobiles for the industry and individuals and boasts a fee-based membership of more than 90% of the automobile dealers and agents in Tianjin; (c) www.goodcar.cn, which provides information and discounted services relating to automobiles, including discounted gas, car washes, emergency roadside assistance and body-shop repair and car maintenance; and (d) www.cali.com.cn, which integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information of auto and auto-related products and services.

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

In February 2005, Shisheng and three other founders formed Zhengji to enhance our presence in the imported automobile sales and trading industry. In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji; consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%, and Zhengji’s financial results were consolidated into those of Shisheng effective January 1, 2007. The remainder of Zhengji’s equity interests was owned by Yang Bin (a Senior Vice President and director nominee of the Company), Qian Shuqing and Zhou Shanglan.

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

Bright Praise Enterprises Limited is 100% owned by Mr. Choi Chun Leung Robert as trustee for the benefit of Tong Shiping (the Company’s President and CEO) and Cheng Weihong (a director of the Company and the wife of Mr. Tong). Mr. Choi is not involved in the management of Shisheng.

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously. Qizhong, together with its wholly owned subsidiaries, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar, Kaizhi, (collectively, “Goodcar”) is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

Industry Overview

China’s auto industry growth has been driven by rising domestic demand stemming from rising incomes and expanding middle and upper-middle classes. For the middle and upper-middle classes, automobiles serve not only as modes of transportation but also as status symbols. As a result, imported automobiles, particularly luxury automobiles like Mercedes Benz, BMW, Lexus and Land Rover, are in high demand. The expansion of China’s roads and highway network, coupled with the expanding middle and upper-middle classes, are expected to benefit robust auto sales in the years to come.

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

China experienced significant economic growth and overtook the US as the world’s largest automobile market in 2011, despite challenging global economic conditions that have had a significant negative impact on the global automobile industry. According to the China Association of Automobile Manufacturers, China’s automobile production and sales volumes were 18.4 million and 18.5 million units in 2011, representing a 0.84% and 2.45% growth rate over 2010, respectively. Sales of passenger cars in China, including sedans, multipurpose vehicles and sport-utility vehicles, were 14.5 million units in 2011, up 4.3% year-over-year. In 2011 China’s imported automobile sales volume reached 1.039 million units, amounting to $43,088 million in value.

Our Competitive Strengths

We are committed to keeping our competitive edge by constantly evaluating and responding to market demand and providing new products and services. Our goals are to establish successful and long-term partnerships with our customers, employees and suppliers and to provide high quality services and products. In particular, we believe the following strengths differentiate our business:

•	We are headquartered in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles. Tianjin has a strong established presence in the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

•	We have a unique business model that combines Sales of Automobiles, Financing Services, Automobile Value Added Services, and an Internet-based information platform, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles in the PRC.

•	We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC. We also intend to utilize our websites to aggressively pursue and acquire new customers through advertising and promotions to convert them into repeat paying customers.

•	We maintain close relationships with many major commercial banks in the PRC, including Agricultural Bank of China, China Construction Bank, Pudong Development Bank, China Merchants Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank, which give us a competitive advantage over our competitors in providing Financing Services. As of March 5, 2012, the Company had aggregate credit lines of $151 million (RMB940 million) with its banks.

•	We have pioneered China’s first websites devoted to automobile sales and trading information. All of the major Chinese websites containing information on automobile sales and trading, including www.sohu.com and www.sina.com, directly link to our market data. We believe that we have a “first mover” advantage due to our websites, which specialize in imported and domestic automobiles, and we intend to capitalize on this advantage by expanding our offerings and geographic reach.

•	We also maintain a one-stop portal www.goodcar.cn providing customers with information and discounted services relating to automotive, including parking, auto repairs, 24/7 traffic information, emergency roadside assistance, and discounted gas.

•	Our key personnel each have more than ten years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

•	Geographic Expansion. We intend to utilize our existing websites to help expand our offerings and geographical reach into more cities in China.

•	Create New Services. We will capitalize on our existing websites to target the market by aggressively introducing new services such as assisting clients in obtaining licenses and completing insurance processing. Online financing is also a service we are adding to our websites, whereby customers can obtain low interest financing. We also plan to expand into the market of selling second-hand cars and auto mall management service.

•	Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling. We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

•	Build a Relationship-Oriented Business. We have a history of building long-term relationships with clients rather than focusing on single-transactions. To that end, we aim to capitalize on our existing client base by establishing a national automobile dealer network for faster information exchange and closer coordination. We will also continue to place an emphasis on obtaining authorized agent licenses with large international automobile manufacturers.

•	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

Sale of Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng, Hengjia and Zhengji. We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC. We sell our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, free traders or wholesalers located in inland China or non-port cities and individual customers. We have the core competencies within our network to sell all makes and models of imported vehicles. Our sales network penetrates to agents and dealers in more than 100 cities. The largest automobile dealers in China, including Shanghai Mingjia, Guangzhou Yizhan, Zhuhai Huafa and Wuxi Baolong all have close working relationships with Shisheng. Shisheng is also an authorized agent for Mercedes Benz ambulances and fire trucks. We also work closely with major automobile dealers in the overseas market.

Our revenues from the sale of imported automobiles and related activities were $149.2 million for fiscal year 2007 (97.85% of all revenues), $186.3 million for fiscal year 2008, (98.21% of all revenues), $209.8 million for fiscal year 2009 (97.52% of all revenues), $248.0 million for fiscal year 2010 (96.03% of all revenues) and $439.0 million for fiscal year 2011 (97.08% of all revenues), representing a 77.01% increase from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services. Our competitive advantage comes from relationships with major Chinese commercial banks, including Agricultural Bank of China, Pudong Development Bank, China Merchants Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shenjing Bank and China Minsheng Bank. As of March 5, 2012, the Company had aggregate credit lines of $151 million (RMB940 million). We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

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

Our revenues from Financing Services were $736,590 for fiscal year 2007 (0.48% of all revenues), $899,538 for fiscal year 2008 (0.47% of all revenues), $1,217,727 for fiscal year 2009 (0.57% of all revenues), $2,332,013 for fiscal year 2010 (0.90% of total revenues) and $4,102,254 for fiscal year 2011 (0.91% of total revenues), representing an increase of 75.91% from the prior fiscal year.

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

Following the acquisition of Goodcar, the Company began selling VIP membership cards to offer our members for an annual fee a wide array of discounts on gas purchases, parking, car washes, auto maintenance and body work repairs as well as 24/7 traffic information and emergency roadside assistance, as well as providing other promotion services. The Company reviewed the operations respect of sales of VIP membership cards and other promotion services in the fourth quarter of 2011 and determined to close these operations in 2012 to focus on its plans to develop web-based advertising services and other automobile value added services.

Our revenues from Automobile Value Added Services were $1,077,140 for fiscal year 2007 (0.71% of all revenues), $731,600 for fiscal year 2008 (0.39% of all revenues), $667,565 for fiscal year 2009 (0.31% of all revenues), $1,159,340 for fiscal year 2010 (0.45% of total revenues) and $1,951,056 for fiscal year 2011 (0.43% of all revenues), representing an increase of 68.29% from the prior fiscal year.

Web-based Advertising Services

www.cali.com.cn – China Auto Living Internet Portal

www.cali.com.cn integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information about auto and auto-related products and services. We currently operate in 35 cities throughout China and target to increase the geographical coverage to 60 cities reaching 70% of the auto buying public. In response to intensified competition in the online advertising markets in China, we are currently reviewing our plan to expand our coverage to 60 cities throughout China, which was originally scheduled to be completed in 2012.

www.at188.com — Imported Automobiles

With the continuous development of network technology and the growing popularization of the Internet, value-added Internet-based businesses are experiencing rapid growth in China. Accompanying the growth of the automobile markets in China, there is a strong demand for timely information regarding demand changes, market status and competitors’ quotations. www.at188.com was established by the Company in August 2000 to provide subscribers easily accessible, accurate sales and trading information about imported automobiles. In addition to imported automobile sales and trading and new model information, www.at188.com also provides parts and components information. After years of development and operation, www.at188.com has linked automobile wholesalers and retailers in China and also cooperates with major media outlets such as newspapers and television and radio stations in major cities in China.

www.at188.com charges subscribers an annual membership fee and generates revenue from on-line advertisements and web-based listing services, in addition to subscription revenues.

www.at160.com (formerly www.1365car.tj.cn) – Domestic Automobiles

To provide real-time price comparison and sales and trading information directly to this huge domestic automobile market, we launched the website www.at160.com, formerly www.1365car.tj.cn, in 2005. This website is a platform that connects manufacturers, regional distributors and end users of domestically manufactured cars, providing them with a compelling source of information about domestic vehicles and serving as a timelier alternative to traditional magazines and television. www.at160.com currently provides real-time price comparison and sales and trading information in the PRC markets with respect to domestically manufactured automobiles.

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

www.goodcar.cn – Information about Automotive Products and Services

www.goodcar.cn provides customers with information relating to automotive products and services, including discounted gas, car washes, emergency roadside assistance, body-shop repair and car maintenance. www.goodcar.cn currently operates in Chongqing, Beijing, Tianjin, Chengdu, Wuhan and Xiamen, and is accessible through www.cali.com.cn.

Our revenues from our websites were $1,459,948 for fiscal year 2007 (0.96% of all revenues), $1,751,660 for fiscal year 2008 (0.92% of all revenues), $3,459,098 for fiscal year 2009 (1.61% of all revenues), $5,962,493 for fiscal year 2010 (2.31% of total revenues) and $6,192,644 for fiscal year 2011 (1.37% of all revenues), representing an increase of 3.86% from the prior fiscal year.

Auto Mall Management Services

We entered a management service agreement in March 2010 to manage the Tianjin FTZ International Automobile Exhibition and Sales Center for a 1-year term. In March 2011, the management services agreement was renewed for an additional one-year period.

Our revenues from auto mall management services were $800,050 for fiscal year 2010 (0.31% of total revenues) and $945,277 for fiscal year 2011 (0.21% of all revenues), representing an increase of 18.15% from the prior fiscal year.

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

The Company is looking to expand its domestic automobile website to a total of 60 cities in China from the 35 cities it currently serves. In response to the intensified competition in the online advertising markets in China, we are currently reviewing our plan to expand our coverage to 60 cities throughout China, which was originally scheduled to be completed in 2012. The national website focuses on promotions and advertisements for manufacturers, and the city-level websites will focus on area-wide pricing information and promotions. We plan to continue expanding and including new cities to the national website, with the goal of making our national website the leading quoting and trading platform for domestic manufactured car dealers.

In the coming years, we will continue to shift the business focus of the Company from a traditional automobile trader to a web-based automobile-related logistics service provider. We will continue to place additional effort into the development of websites and value added services, such as online insurance and online financing. In fiscal year 2012, we will offer after-sales service packages, including services such as repairs and maintenance, emergency roadside assistance and information of other auto related services or products, to car owners who buy imported cars from 4S shops which contract with the Company. Although the revenue generated thus far through these services has been minimal, their contribution to the Company’s net income became an increasing portion in the past few years. We are confident that the Company’s continuing development in these services will further benefit the Company in the coming years.

We are now in progress to complete our acquisition of an auto mall in Tianjin, China, which the Company intends to convert into the largest auto dealer for selling over 70 different car models. This project was set to be completed in the second half of 2011, but was postponed to 2012.

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

Intellectual Property

Our websites, www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn, which are key drivers of our growth strategies, have registered domain names expiring in August 2012, November 2012, July 2012 and November 2012, respectively. These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business. We are currently contemplating expansion into additional cities through websites that will expand our geographical coverage and improve our brand recognition nationwide.

Competition and Pricing

Tianjin is a major entry port in China. Many of these vehicles are imported in Tianjin by general dealers such as Ford and Nissan. For the specialized services market related to Automobile Value Added Services and Financing Services, we believe we have secured a substantial share of the market for such services in Tianjin. Although there are a few other companies in the Tianjin market that provide Financing Services or some Automobile Value Added Services (such as storage or delivery services), we are the only one-stop service provider in Tianjin. With respect to our automobile value added services businesses, we do not presently have any major competitors.

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

Government Regulation

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC. For risks relating to our operations in the PRC, see discussions in the section entitled “ Risk Factors “ below.

Employees

We currently employ 152 full-time employees. None of our employees are unionized.

Geographical Area of the Company’s Business

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC. For risks relating to our operations in the PRC, see discussions in the section entitled “ Risk Factors “ below.

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

In 2011, we derived approximately 44% of our income from operations from the sale of imported automobiles, approximately 17% of our income from operations from Financing Services, approximately 5% of our income from operations from Automobile Value Added Services, approximately 38% of our income from operations from our websites and 7% of our income from operations from Auto Mall Management Services. We view our Financing Services and our Automobile Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services. A disruption in, or compromise of, our sales operations or our ability to provide Automobile Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations.

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

As of March 5, 2012, the Company had aggregate credit lines of $151 million (RMB940 million). We are currently negotiating a number of new credit lines with various banks, although there can be no guarantee that we will be successful in doing so. If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

We depend upon the continued contributions of our senior management and other key executives, many of whom are difficult to replace. In particular, our future success is heavily dependent upon the continued service of Mr. Tong Shiping, Mr. Yang Bin, Ms. Wang Xinwei, Mr. Li Yangqian, and Ms. Cheng Weihong. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business, financial condition and results of operations may be materially and adversely affected. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into standard employment agreements with us (in accordance with the format issued by the Labor and Social Security Administration in Tianjin and Chongqing) but is not subject to specific non-competition or non-solicitation agreements, as such agreements are not standard in China. We also do not maintain key-man life insurance for any of our key executives.

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

Currently we sell our products only in China. China will remain our primary market for the foreseeable future. To date, no trademark filings have been made. Therefore, the measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes (including websites similar to www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn ) that are substantially equivalent or superior to our own or copy our products.

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

In 2010 we acquired all of the outstanding shares of Qizhong and its subsidiaries, a group of companies engaging in the development and operation of the website www.goodcar.cn and the business of providing consumers with information and discounted services relating to automobiles, including discounted gas, parking, car washes, car repair and maintenance. Additional acquisitions could require significant capital infusions and could involve many risks including, but not limited to, the following:

•	Difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes and operations, including product delivery, order management, and information systems;

•	Difficulty in forming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over financial reporting and information systems of the acquired company;

•	Diversion of management’s attention and disruption of ongoing business;

•	Difficulty in combining service and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•	Loss of management, sales, technical or other key personnel;

•	Revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

•	Delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, sales, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

•	Incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•	Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

•	Overpayment for any acquisition or investment or unanticipated costs or liabilities;

•	Responsibility for the liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

•	Incurring substantial write-offs, restructuring charges, and transactional expenses.

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

The staff of our accounting department lack training and experience in U.S. accounting principles, which may result in accounting errors in the financial statements that we file with the Securities and Exchange Commission (the “SEC”).

Our executive offices are located in Tianjin in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from US accounting principles. To file our Company’s financial statements with the SEC, our accounting staff must convert the financial statements from Chinese accounting principles to US accounting principles. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under US accounting principles. Neither do we have any employee who has previous experience in accounting for a US public company. This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and the principles of accounting generally applied in the United States.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive an unqualified report from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

Over the last few years, China’s economy has registered a high growth rate. However, China’s growth rate has not been evenly spread among all sectors of the economy, nor have all geographical regions of the country experienced the same levels of growth. Furthermore, the type of rapid growth that China is currently experiencing is often related to an increased risk of inflation. If the need arises to control inflation, the Chinese government may take similar measures as it has done in the past, including restrictions on the availability of domestic credit, reductions of the purchasing capability of certain of our customers, and limited re-centralization of the approval process for purchases of some foreign products. If similar restrictions are imposed, it may lead to a slowing of economic growth and reduce credit to finance the purchase of vehicles.

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

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedent. Furthermore, although China has made considerable progress in introducing new laws and regulations concerning foreign investment, corporate organization and governance, commerce and trade and taxation, these laws and regulations are relatively new, and the interpretation and enforcement of these laws involve significant uncertainties. Furthermore, the promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

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

Enterprises in the PRC that require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange (“SAFE”), effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

In 2005, the Chinese government announced that they would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the United States dollar. Under the new policy, RMB has fluctuated within a narrow and managed band against a basket of certain foreign currencies. As our operations are located in China, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the RMB we convert would be reduced.

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

We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China. As a result, our ability to pay dividends and to finance any debt we may incur depends upon dividends paid by our PRC subsidiaries. If our PRC subsidiaries or any newly formed subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends to us. In addition, our PRC subsidiaries are permitted to pay dividends to us only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, our PRC subsidiaries are required to allocate at least 10% of their after-tax profits each year, if any, to PRC statutory reserves before distributing dividends until the balance of such fund has reached 50% of its registered capital. Our PRC subsidiaries with foreign investment are also required to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the board. Although PRC statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of our PRC subsidiaries, the reserve funds are not distributable as cash dividends except in the event of liquidation of any of our PRC subsidiaries.

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

As of December 31, 2011, we have approximately $8.2 million of cash deposited in banks, such as time deposits and bank notes, which constitute substantially all of our total cash and cash equivalents as of December 31, 2011. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws. In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006, as amended on June 22, 2009. The M&A Rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. The M&A Rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the M&A Rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries. Among other things, the M&A Rules include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. However, the application of this PRC regulation remains unclear regarding the scope and applicability of the CSRC approval requirement.

We are committed to complying with and to ensuring that our beneficial owners who are subject to the M&A Rules will comply with the relevant rules. However, we cannot assure you that all of our current or future beneficial owners who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with these rules. Any failure by any of our current or future beneficial owners to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries.

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

Bright Praise Enterprises Limited has voting power equal to approximately 44.62% of our voting securities. As a result, Bright Praise Enterprises Limited, through such stock ownership, exercises significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Bright Praise Enterprises Limited may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than Bright Praise Enterprises Limited.

We may incur significant costs to ensure compliance with US corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “ Board”) or as executive officers. We are currently evaluating and monitoring developments with respect to these applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We rely on our PRC subsidiaries for the distribution of any dividends to our shareholders.

We are a company incorporated in the United States and our cash flow depends on dividends from our PRC subsidiaries. In order for us to distribute any dividends to our shareholders, we will rely on dividends distributed by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required, where applicable, to allocate a portion of their net profits to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Our PRC subsidiaries’ restricted net assets as of December 31, 2011 amounted to approximately $2,881,000.

Techniques employed by short sellers may drive down the market price of the Company’s common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.

Recently, public companies that have substantially all of their operations in China have been the subject of short selling. Much of the scrutiny and negative publicity has centered around allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

It is not clear what effect such negative publicity would have on the Company, if any. If the Company were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company could have to expend a significant amount of resources to investigate such allegations and/or defend itself. While the Company would strongly defend against any such short seller attacks, the Company may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract the Company’s management from growing the Company. Even if such allegations are ultimately proven to be groundless, allegations against the Company could severely impact its business operations and stockholders equity, and any investment in the Company’s stock could be greatly reduced or rendered worthless.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our main offices are located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expires on March 31, 2012. The annual rent for the office is approximately $16,000 (RMB 100,000).

We have an exhibition hall located at No. 129 Tian Bao Da Road, FTZ, Tianjin Province, PRC. The lease for this exhibition hall has 5-year term and expires on June 30, 2015. The annual rent for the exhibition hall is approximately $187,000 (RMB1,200,000).

In addition to the above properties, we operate 7 local offices in the PRC that handle sales and administration and daily operations. All of these locations are leased with lease terms ranging from 1 to 3 years. The annual rent for these offices is approximately $115,000 in aggregate.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have material impact on its operations or finances.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock have been listed for trading on the OTCBB under the ticker symbol “CALG.OB” since January 29, 2009. On June 30, 2009, the Company’s common stock was listed on NASDAQ Capital Market. As of January 8, 2010, the Company’s common stock has been listed on NASDAQ Global Market. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2011:

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2011
First Quarter	$3.82	$2.25
Second Quarter	$2.50	$1.10
Third Quarter	$3.80	$1.06
Fourth Quarter	$1.24	$0.77

December 31, 2010
First Quarter	$6.25	$3.93
Second Quarter	$4.27	$2.83
Third Quarter	$3.43	$2.68
Fourth Quarter	$3.35	$2.82

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders

As of March 15, 2012, we had 20 holders of record of our common stock, and our common stock had a closing bid price of $0.93 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2011, there were no warrants or options outstanding to acquire any shares of our common stock.

Dividends and Related Policy

We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors (the “Board”) does not anticipate declaring any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. We have not paid any cash dividends on our common stock.

PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, each of our PRC subsidiaries is required, where applicable, to allocate a portion of its respective net profits to PRC statutory reserves before distributing dividends, including at least 10% of its respective net profits to PRC statutory reserves until the balance of such fund has reached 50% of its respective registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if any of our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict such Subsidiary’s ability to pay dividends or make other distributions to us. For risks associated with the restrictions that limit our ability to pay dividends on common stock, see “Risk factors— We rely on our PRC subsidiaries for the distribution of any dividends to our shareholders.”

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities

On April 5, 2011, the Company issued 1,063,427 shares of the Company’s common stock as part of the acquisition of Goodcar.  The issuance of such shares was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involved in a public offering.

On July 1, 2011, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), with certain accredited investors (collectively, the “Investors”), pursuant to which the Company issued 3,000,000 shares of the Company’s common stock to the Investors. The purchase price for each share was $1.75 and the aggregate purchase price for the shares was $5,250,000. Most of the proceeds from this share issue will be utilized to complete an acquisition of an auto mall in Tianjin, China, which the Company intends to convert into the largest auto mall in Tianjin City.  The Company sold the shares in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

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

The Exchange and the Spin-Off

On November 10, 2008, Fresh Ideas Media, Inc. entered into the Exchange Agreement (“Exchange”) with a Hong Kong corporation, Ever Auspicious International Limited (“HKCo”), whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of the HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 11,700,000 newly-issued shares of our common stock. The closing of the Exchange (“Closing”) occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing. Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58% of the issued and outstanding common stock of Fresh Ideas Media, Inc., respectively. As of the Closing, HKCo beneficially owns approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc. As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations are those of HKCo. Shortly after the Closing, Fresh Ideas Media, Inc. changed its name from Fresh Ideas Media, Inc. to China Auto Logistics Inc. (the “ Company”).

In connection with the consummation of the Exchange, Fresh Ideas Media, Inc. agreed to consummate the spin-off of Community Alliance through a dividend of all of the issued and outstanding capital stock of Community Alliance to holders of Fresh Ideas Media, Inc.’s common stock as of September 9, 2008. The spin-off was approved by the Board of Directors of Fresh Ideas Media, Inc. on September 9, 2008 and would be consummated upon the satisfactory resolution of all of the SEC’s comments to the Form 10 registration statement relating to Community Alliance’s common stock and such registration statement’s effectiveness. Upon the consummation of the spin-off, the business and operations of HKCo were the sole business and operations of Fresh Ideas Media, Inc.

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

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Qizhong and agreed that the remaining cash consideration totaling $2.09 million and the consideration share of 1,063,427 shares of common stock of the Company should be paid to the former owners of Qizhong no later than June 30, 2011.

Pursuant of the Agreement and the Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Qizhong, was $4.47 million for the acquisition of 100% of Qizhong’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Qizhong) and the issuance of 1,063,427 shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $3.25 per share, the per share price of the Company’s common stock on the acquisition date. The Company remitted approximately $600,000 and the remaining balance of the cash consideration in fiscal years 2010 and 2011, respectively. The 1,063,427 shares of the Company’s common stock was to be unconditionally issued and was included in the Company’s equity as of December 31, 2010; the Company issued these shares during fiscal year 2011.

Current Business of the Company

The Company, through its websites (www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn), provides individual and business customers with services in relation to automobile sales, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, including discounted gas, 24/7 emergency roadside assistance, car repairs and maintenance. Also, the Company sells imported automobiles, manages auto mall for customers, and as the only one-stop service provider in Tianjin provides dealer financing to our customers.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the collection of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2011, the deferred tax assets amounting to $503,281 resulting from net operating loss carryforwards, advertising expenses carryforwards and allowance for doubtful accounts are not more likely than not to be realized and a full amount of valuation allowance has been provided.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $25.9 million as of December 31, 2011. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2011 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our consolidated balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

During the year ended December 31, 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, which is a reporting unit under our Automobile Value Added Services segment, we reevaluated our goodwill and intangible assets related to this reporting unit and determined that the related goodwill and intangible assets were impaired. We recorded impairment losses of $810,571 and $83,012 ($62,259 after-tax) in respect of our goodwill and intangible assets related to this reporting unit for the year ended December 31, 2011. Except for this reporting unit, there was no indication that the carrying value of goodwill or intangible assets related to other reporting units may not be recoverable based on the result of our evaluation.

There was no impairment loss in the year ended December 31, 2010.

Recently Adopted Accounting Standards

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 - Revenue Recognition: Multiple Deliverable Revenue Element Arrangements – a Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 requires that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Topic 310 - Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under ASU 2010-20, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. ASU 2010-20 is effective for interim and annual periods ending on or after December 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 – Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 will be effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 – Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles – Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2011 Compared To the Fiscal Year Ended December 31, 2010

The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2011		2010		%
Net revenue	$452,149,602	100.00%	$258,236,252	100.00%	75.09%
Cost of revenue	436,010,820	96.43%	244,176,707	94.56%	78.57%
Gross profit	16,138,782	3.57%	14,059,545	5.44%	14.79%
Operating expenses	4,761,694	1.05%	2,838,913	1.10%	67.73%
Income from operations	11,377,088	2.52%	11,220,632	4.35%	1.39%
Other (income) expenses	(58,747)	(0.01)%	93,805	0.04%	(162.63)%
Income before income taxes and
non controlling interests	11,435,835	2.53%	11,126,827	4.31%	2.78%
Net income	8,132,658	1.80%	8,124,270	3.15%	0.10%
Net income attributable to
shareholders of China Auto
Logistics Inc.	$8,032,615	1.78%	$8,006,640	3.10%	0.32%

Our net revenue for 2011 increased 75.09% to $452,149,602 from $258,236,252 for 2010 and our cost of revenue for 2011 increased 78.57% to $436,010,820 from $244,176,707 for 2010. Gross profit margin decreased 188 basis points from 5.44% for 2010 to 3.57% for 2011. As compared to 2010, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for 2011 increased 14.79% to $16,138,782, 1.39% to $11,377,088, 0.10% to $8,132,658 and 0.32% to $8,032,615, respectively primarily due to an increase in our revenue from sales of automobiles, financing services, automobile value added services and auto mall management services.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2011		2010		%
Net revenue	$452,149,602	100.00%	$258,236,252	100.00%	75.09%
- Sales of Automobiles	438,958,371	97.08%	247,982,356	96.03%	77.01%
- Financing Services	4,102,254	0.91%	2,332,013	0.90%	75.91%
- Web-based Advertising Services	6,192,644	1.37%	5,962,493	2.31%	3.86%
- Automobile Value Added Services	1,951,056	0.43%	1,159,340	0.45%	68.29%
- Auto Mall Management Services	945,277	0.21%	800,050	0.31%	18.15%

Sales of Automobiles

Net revenue from sales of automobiles increased 77.01% to $438,958,371 for 2011 from $247,982,356 for 2010. During 2011 and 2010, the Company sold 4,190 automobiles and 2,778 automobiles, respectively, representing an increase of 50.83% in volume. The average unit selling price per automobile for 2011 increased 17.35% to approximately $105,000 from approximately $89,000 for 2010. The Company will continue its focus on the marketing of luxury high-end automobiles.

Sales to the Company’s top five customers, each of which is car dealer, accounted for 28.37% and 34.32% of the Company’s sales during 2011 and 2010, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

Financing Services

The Company provides Financing Services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee from its customers for drawing its facility lines of credit related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. The Company reclassified interest and fees charged by the banks for the year ended December 31, 2010 whereby interest and fees are now as a component of cost of revenue, previously they were netted against revenue, in conformity with the presentation of the year ended December 31, 2011. The result of the reclassifications is to increase revenue and cost of revenue by $1,648,992 and $554,795 for the years ended December 31, 2011 and 2010, respectively. There was no effect on gross income.

Net revenue from Financing Services for 2011 increased 75.91% to $4,102,254 from $2,332,013 for 2010. The Company has expanded its aggregate credit lines by approximately $128 million to $179 million as of December 31, 2011, from approximately $51 million as of December 31, 2010. Revenue from Financing Services increased as a result of the increase in credit lines during the period.

Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. Our Company established reputable credit with most major commercial banks and although the enormous decrease or the simultaneous expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide financing services and to affect our purchase power, we had not experienced formidable difficulties in the access of credit lines and any other bank facility in the past. Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China MinSheng Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 5, 2012, the Company had a credit line of $151 million (RMB940 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

The boom from new Internet media models such as online video, virtual communities and mobile applications increased online advertising revenues. Moreover, an increasing number of new online media entrants to the auto-related media and advertising markets has increased market competition, and thereby, leading to a demand for improved services at low cost. The Company is encountering pricing pressure on its advertising services. In response to the pricing pressure, we completed an improvement project to reshuffle the resources of our websites after the acquisition of Goodcar to enhance the quality of our services and the utilization of resources in the third quarter of 2011, and restructured certain of our service packages that are offered at more premium rates to high consumption customers.

In 2011 and 2010, all revenue from web-based advertising services is generated by subscription fees and advertisements. We currently operate in 35 cities throughout China and target to increase the geographical coverage to 60 cities reaching 70% of the auto buying public. In response to the intensified competition in the online advertising markets in China, we are currently reviewing our plan to expand our coverage to 60 cities throughout China, which was originally scheduled to be completed in 2012.

Due to the improvement works performed in the third quarters of 2011 and the price adjustments to our services in the fourth quarter of 2011, the Company revenue from web-based advertising services for the second half of 2011 was lower compared to the same period in 2010. As a result, our revenue generated by our websites increased only 3.86%, from $5,962,493 in 2010 to $6,192,644 in 2011. Following the system improvements and the adjustment to our service packages, we expected that the revenues from web-based advertising services will improve.

In 2011 and 2010, all of our revenue from our websites was generated by subscription fees and advertisements.

Automobile Value Added Services

Our Automobile Value Added Services revenue increased 68.29%, from $1,159,340 in 2010 to $1,951,056. The increase is primarily due to the increase in sales of automobiles, and the acquisition of Goodcar contributing $690,763 and $56,142 to the revenue from automobile value added services for 2011 and 2010, respectively.

Auto Mall Management Services

Pursuant to a services agreement between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000. The related services fee is recognized ratably over the service period and included as revenue from Auto Mall Management Services. On March 1, 2011, the services agreement was renewed for a term of 1 year for an aggregate consideration of $1,000,000.

Our Auto Mall Management Services revenue for 2011 and 2010 were $945,277 and $800,050, respectively.

Cost of Revenue

	Year ended December 31,				Change in
	2011		2010		%
Net revenue	$452,149,602	100.00%	$258,236,252	100.00%	75.09%
Cost of revenue	436,010,820	96.43%	244,176,707	94.56%	78.56%
Gross profit	16,138,782	3.57%	14,059,545	5.44%	14.79%

Our cost of revenue in 2011 consisted primarily of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 78.56%, from $244,176,707 in 2010 to $436,010,820 in 2011. The increase was primarily due to the increase in the purchase price of imported automobiles in the year, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profits increased by 14.79% from $14,059,545 in 2010 to $16,138,782 in 2011, due to an increase in net revenues of 75.09% from $258,236,252 to $452,149,602.

Operating Expenses

	Year ended December 31,				Change in
	2011		2010		%
Operating expenses
- Selling and marketing	$1,488,408	31.26%	$1,117,202	39.35%	33.23%
- General and administrative	2,379,703	49.98%	1,721,711	60.65%	38.22%
- Impairment loss of goodwill and
intangible assets	893,583	18.76%	-	-%	100%
Total	4,761,694	100.00%	2,838,913	100.00%	67.73%

Operating expenses increased 67.73%, from $2,838,913 in 2010 to $4,761,694 in 2011. This increase was a combination of a 33.23% increase in selling and marketing expenses from $1,117,202 in 2010 to $1,488,408 in 2011, a 38.22% increase in general and administrative expenses from $1,721,711 in 2010 to $2,379,703 in 2011 and an inclusion of impairment charges of $893,583 related to goodwill and intangible assets in 2011.

Selling and Marketing Expenses

Selling and marketing expenses increased 33.23% in 2011. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December, 31		Change in
	2011	2010	%
Primary selling and marketing expenses
- Office allowance	$111,703	$126,613	(11.78)%
- Payroll	546,028	260,103	109.93%
- Staff related costs	118,714	73,093	62.42%
- Advertising and promotion	130,823	110,999	17.86%
- Entertainment	123,328	67,843	81.78%
- Rent	224,531	197,112	13.91%

The Company acquired Goodcar on November 1, 2010 and includes the result of Goodcar’s operations for the period since the date of acquisition. As a result, selling and marketing expenses include Goodcar’s selling and marketing expenses of $581,909 and $228,153 for the years ended December 31, 2011 and 2010, respectively.

Payroll and staff related costs increased 109.93% and 62.42% respectively to $546,028 and $118,714 in 2011 primarily due to the increased number of staff after acquiring Goodcar and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Advertising and promotion expenses and entertainment expenses increased by 17.86% and 81.78% due to increased costs used to promote VIP membership cards and auto related products and services, and more corporate events in 2011. Rental expenses increased by 13.91% primarily due to the inclusion of Goodcar’s rental expenses in the year ended December 31, 2011.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Year Ended December, 31		Change in
	2011	2010	%
Primary general and advertisement expenses
- Depreciation	$215,603	$202,719	6.36%
- Entertainment	75,331	90,098	(16.39)%
- Payroll	772,721	418,888	84.47%
- Staff related costs	144,263	91,377	57.88%
- Legal and professional fees	744,079	673,459	10.49%
- Rental	87,769	20,011	338.60%

As a result of Goodcar, general and administrative expenses include Goodcar’s general and administrative expenses of $630,691 and $130,507 for the years ended December 31, 2011 and 2010, respectively.

Payroll and staff related costs increased 84.47% and 57.88% respectively to $772,721 and $144,263 in 2011 primarily due to the increased number of staff after acquiring Goodcar and the rising costs of remuneration packages related to recruiting and maintaining skilled employees. Legal and professional fees increased 10.49% for 2011 to $744,079 from $673,459 in 2010, due to the financial consultant fees of approximately $160,000 incurred in 2011.

Impairment Loss of Goodwill and Intangible Assets

During the fourth quarter of 2011, the Company reviewed Goodcar’s operations and decided to close its operations related to sales of VIP membership cards and other promotion services in 2012 to focus on its plans to develop web-based advertising services and other automobile value added services. Due to the planned closing of these operations of Goodcar, we recorded goodwill impairment charges of $810,571 related to goodwill associated with the acquisition of Goodcar, and impairment charges of $83,012 ($62,259 after-tax) related to certain intangible assets acquired in the acquisition of Goodcar.

Income from Operations

Income from operations increased 1.39% for 2011 to $11,377,088 from $11,220,632 in 2010, which is primarily attributable to growth in revenue and gross profit, which is offset against by the impairment loss of goodwill and intangible assets totaling $893,583. Gross profit increased 14.79% for 2011 to $16,138,782 from $14,059,545 in 2010, due to an increase in net revenues of 75.09% from $258,236,252 to $452,149,602.

Other Income (Expenses), Net

Other income (expenses) primarily consists of interest income related to bank deposits, interest expense related to bank borrowings and gain or loss on disposal of fixed assets. It recorded a net income of $58,747 for fiscal year 2011 and a net expense of $93,805 for fiscal year 2010, primarily due to higher interest expense related to bank borrowings in respect of fiscal year 2010. The interest expense related to bank borrowings was $16,641 and $144,440 for the year ended December 31, 2011 and 2010, respectively.

Income Tax

Income tax expense for the year ended December 31, 2011 was $3,303,177, an increase from $3,002,557 for the year ended December 31, 2010, which is primarily in line with the growth of our gross profit.

Inflation

We believe that inflation has had a negligible effect on operations for the fiscal years 2011 and 2010. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2011 and 2010.

	Year Ended December, 31
	2011	2010
Net cash (used for) provided by operating activities	$(16,075,060)	$16,425,240
Net cash (used for ) provided by investing activities	(97,141)	1,458,236
Net cash provided by (used for) financing activities	6,210,253	(2,712,149)
Effect on exchange rate change on cash	413,239	307,117
Cash and cash equivalents at beginning of year	17,733,502	2,255,058
Cash and cash equivalents at end of year	8,184,793	17,733,502

Operating Activities

During the fiscal year 2011, we used net cash for operating activities of $16,075,060, as compared to net cash provided by operating activities of $16,425,240 in fiscal year 2010. The increase in net cash used for operating activities is primarily a result of an increase in net cash flows used for operating assets and liabilities as compared to 2010. This increase consists of a $10,214,499 increase in cash pledged as restricted cash, a $19,377,347 increase in receivables related to financing services, a $4,740,909 increase in notes receivable, a $6,375,644 increase in inventories and a $34,453,763 increase in advances to suppliers, which was partly offset by a $21,473,104 increase in lines of credit related to financing services and a $16,906,162 increase in customer deposits.

Investing Activities

During fiscal year 2011, we used net cash flows for investing activities of $97,141, as compared to $1,458,236 net cash provided by investing activities in 2010. The higher cash used in investing activities in 2010 was primarily attributable to the cash of $1,677,446 used in the acquisition of Goodcar.

Financing Activities

During fiscal year 2011, net cash provided by financing activities was $6,210,253, as compared to $2,712,149 of net cash used for financing activities in fiscal year 2010. Such increase in cash generated for financing activities in fiscal year 2011 is mainly attributable to the proceeds of the issuance of shares totaling $5,250,000 and new loans of $4,266,818 in fiscal 2011.

Our total cash and cash equivalents decreased to $8,184,793 as of December 31, 2011, as compared to $17,733,502 as of December 31, 2010.

Working Capital

As of December 31, 2011, the Company had working capital of $51,218,044 compared to $34,510,762 as of December 31, 2010.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash and advances to suppliers. As of December 31, 2011, the Company’s inventories increased by $9,649,901 or 50.65%, its restricted cash increased by $12,836,570 or 215.04% and its advances to suppliers increased by $30,994,188 or 225.37%, as compared to those as of December 31, 2010. The Company has aggregate outstanding amount under credit lines and short term borrowings of $91,996,059 as of December 31, 2011, representing a 155.27% increase over its borrowings of $36,038,949 as of December 31, 2010.

We aim to continue to improve the level of working capital through increased revenue and efficiently controlling costs. The Company adopted measures to lower holding costs of inventories and to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment, net of $642,672 as of December 31, 2011 and $756,110 as of December 31, 2010. The decrease in fiscal year 2011 was mainly due to the depreciation charges of $238,730 and the loss on disposal of property and equipment of $7,736, which was offset by new additions to property and equipment of $127,145.

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2011 and 2010.

	Year Ended December, 31		Change in
	2011	2010	%
Computers	$231,043	$216,978	6.48%
Office equipment, furniture and fixtures	448,395	373,499	20.05%
Leasehold improvements	134,217	127,695	5.11%
Automobiles	1,146,419	1,210,204	(5.27)%
Total	1,960,074	1,928,376	1.64%
Accumulated depreciation and amortisation	(1,317,402)	(1,172,266)	12.38%
Net	642,672	756,110	(15.00)%

Foreign Cash

As of December 31, 2011 and 2010, the Company had cash deposits of $8,169,268 and $17,120,351 placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC subsidiaries since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China MinSheng Bank. As of December 31, 2011 and 2010, the Company had aggregate credit lines of $179 million (RMB1,125 million) and $51 million (RMB340 million), respectively, had outstanding balances under these credit lines amounted to $88 million and $36 million, respectively.

During fiscal year 2011, we entered into a factoring agreement with China Zheshang Bank in which all of our notes receivable as of December 31, 2011 were transferred with recourse to China Zheshang Bank. Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the factored receivables and collects the factored receivable balances directly from the customers. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to us on collection. For fiscal year 2011, the Company received advances under the factoring agreement of $4 million, which was classified as short term borrowings on the consolidated balance sheet as of December 31, 2011.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-32 comprising a portion of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have identified two material weaknesses in the control environment of the Company. The material weaknesses are related to

—	the failure to retain sufficient qualified accounting personnel in Goodcar, a subsidiary group acquired by the Company in November 1, 2010, to prepare financial statements in accordance with accounting principles generally accepted in the US; and
—	the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to:

—	hire additional personnel with sufficient knowledge and experience in US GAAP; and
—	provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the US, notwithstanding the material weaknesses we identified.

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

Except for the above, during our fiscal year 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On December 14, 2011, the Company, via its subsidiary Shisheng, entered into a factoring agreement, attached hereto as Exhibit 10. 15, with China Zheshang Bank Inc. under which it sells receivables with recourse to the bank. Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the receivables sold and collects the factored receivable balances directly from the customers. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that the Company repurchases the receivable and refund any advances to the bank. The agreement allows the Company to sell receivables totaling up to $15,870,749 (RMB100,000,000) as of December 31, 2011. The factoring agreement expires in December 2012.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors were elected at the last annual meeting, which occurred on November 17, 2011, and will serve until the next annual meeting. As of December 31, 2011, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Tong, Shiping	51	Chief Executive Officer, President and Chairman of the Board

Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when Shisheng was founded. He earned his Bachelor degree in computer science from the China Air Force Engineering University. Mr. Tong is also a director of the Tianjin Car Logistics Association. The Board believes that Mr. Tong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 17 years of experience in the China auto industry, his having provided leadership and strategic direction to the Company as its founder, and his unparalleled understanding of the Company’s operations and products.

Li, Yangqian	45	Chief Operating Officer and Vice President

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

Wang, Xinwei	54	Chief Financial Officer, Treasurer and Vice President

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

Cheng, Weihong	49	Secretary, Senior Vice President (Head of Human Resources and General Administration) and Director	Ms. Cheng has served as Secretary and Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995. She earned her Bachelor degree from Shijazhuang Military Medical University. Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995. The Board believes that Ms. Cheng has the experience, qualifications, attributes and skills necessary to serve on the Board because of her over 17 years of experience in the China auto industry as Secretary and Senior VP of the Company.

Name	Age	Position Held	Experience
Yang, Bin	39	Senior Vice President (General Manager, Head of Sales) and Director

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

Barth, Howard S.	59	Director

Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 26 years of experience as a certified accountant. He is a former director and chairman of the audit committees of New Oriental Energy & Chemical Corp. (formerly listed on NASDAQ) and Orsus Xelent Technologies, Inc. (formerly listed on AMEX) and is currently a director and chairman of the Audit Committee of Guanwei Recycling Corp. (a NASDAQ-listed company). He has served as a director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) since May 2005 (and served previously as chairman of its Audit Committee until May 2008) and was its chief executive officer and president in 2006. He was also a member of the Board of Directors and chairman of the Audit Committee until June 2009 for Nuinsco Resources Limited (a TSX listed exploration company). He was also a director for Uranium Hunter Corporation (an OTCBB company). He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University. The Board believes that Mr. Barth has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in public companies.

Gao, Yang	38	Director	Mr. Gao worked for the Bank of China from 1994-2002 and was responsible for its institution monetary credit business. Since 2002, he has served as the Institution Sales Manager at the Tianjin Branch of Shanghai Pudong Development Bank. Mr. Gao has rich experience in evaluating and controlling credit risk, as well as experience in investment, M&A and re-organizations. He received a bachelor’s degree in Economics from Tianjin University of Finance and Economics. The Board believes that Mr. Gao has the experience, qualifications, attributes and skills necessary to serve on the Board because of his financial expertise and extensive experience in the financial services industry.

Name	Age	Position Held	Experience
Qu, Zhong	49	Director

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

Kong, Xiaoyan	44	Director	Ms. Kong started her career in 1993 with the Tianjin Foreign Trade Law Firm, practicing foreign economic law. She worked as a China Legal Consular for Livasari & Co. from 1997-1999. From 1999-2004, she worked for Jiade Attorneys of Law as partner and senior partner. Since May 2004, she has practiced with Tianjin Jiade Hengshi Attorneys of Law as senior partner. Ms. Kong received her master’s degree in Law at Zhongshan University. The Board believes that Ms. Kong has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive experience and governance expertise.

Certain Significant Employees

None.

Family Relationships

Ms. Cheng Weihong, our Secretary, Senior Vice President (Head of Human Resources and General Administration) and a director, is the wife of Mr. Tong Shiping, our President, Chief Executive Officer and Chairman of the Board.

Involvement in Legal Proceedings

None of our directors, persons nominated to become a director, executive officers or control persons have been involved in any of the following events during the past 10 years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); or

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended, or vacated; or

•	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

•	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings and Committees

The Board held 2 meetings during the fiscal year ended December 31, 2011. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Gao Yang and Kong Xiaoyan, each of whom is “independent” as independence is currently defined in applicable SEC rules. The Board has determined that Howard S. Barth qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in December of 2007, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461, or online at http://www.chinaautologisticsinc.com.

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board. The Nominating Committee submits the list of candidates to the Board who determines which candidates will be nominated to serve on the Board. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board a list of nominees to fill any interim vacancies on the Board resulting from the departure of a member of the Board for any reason prior to the expiration of his term. In recommending nominees to the Board, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the applicable SEC rules and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. The members of the Nominating Committee are Gao Yang (Chair), Kong Xiaoyan and Qu Zhong, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange. The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461, or online at http://www.chinaautologisticsinc.com.

During the fiscal year ended December 31, 2011, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

Compensation Committee

The Board established the Compensation Committee in December 2008. The Compensation Committee is currently comprised of the following Directors of the Company: Kong Xiaoyan (Chair), Qu Zhong and Gao Yang, each of whom is “independent” as defined by the applicable SEC rules. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board’s policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461, or online at http://www.chinaautologisticsinc.com.

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

On November 14, 2011, Bright Praise Enterprises Limited, filed an amendment to its Schedule 13D and a Form 4 disclosing that it has distributed 1,811,160 shares of the Company’s common stock to certain entities, which shares Bright Praise had previously held in trust. These distributions occurred on June 10, 2011, and therefore the disclosure of the filing of the amendment to the Schedule 13D and the Form 4 was not timely. Except as described in the first half of this paragraph, to the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2011, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees. A copy of the Code may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461.

ITEM 11.	EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tong, Shiping,	2011	$56,066	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$56,066
CEO and President	2010	$53,450	-0-	-0-	-0-	-0-	-0-	-0-		$53,450

Wang, Xinwei,	2011	$37,378	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$37,378
CFO, Treasurer and VP	2010	$35,633	-0-	-0-	-0-	-0-	-0-	-0-		$35,633

Yang, Bin, Senior VP	2011	$39,247	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$39,247
(GM, Head of Sales)	2010	$37,415	-0-	-0-	-0-	-0-	-0-	-0-		$37,415

Cheng, Weihong,	2011	$37,378	-0-	-0-	-0-	-0-	-0-	-0-	(4)	$37,378
Secretary, Senior VP (Head of HR and Admin)	2010	$35,633	-0-	-0-	-0-	-0-	-0-	-0-		$35,633

Li, Yangqian,	2011	$37,378	-0-	-0-	-0-	-0-	-0-	-0-	(5)	$37,378
COO and VP	2010	$35,633	-0-	-0-	-0-	-0-	-0-	-0-		$35,633

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ending December 31, 2011 is $56,066 (RMB360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2011).

(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ending December 31, 2011 is $37,378 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2011).
(3)	Mr. Yang Bin’s total compensation for the fiscal year ending December 31, 2011 is $39,247 (RMB252,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2011).
(4)	Ms. Cheng Weihong’s total compensation for the fiscal year ending December 31, 2011 is $37,378 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2011).
(5)	Ms. Li Yangqian total compensation for the fiscal year ending December 31, 2011 is $37,378 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2011).

As of December 31, 2011, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010. As of March 15, 2012, no awards have been granted under the Plan.

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

Director Compensation

The Company did not provide any compensation to its directors in the fiscal year ended December 31, 2011. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2012 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Bright Praise Enterprises Limited	9,888,840	44.62%
Choi Chun Leung Robert**	9,888,840	44.62%

* Unless otherwise noted, the address is that of the Company’s.

** Choi Chun Leung Robert is the beneficial owner of 9,888,840 shares of our common stock through his 100% ownership of Bright Praise Enterprises Limited and through his position as the sole director of Bright Praise Enterprises Limited.

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 15, 2012. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Tong Shiping, Chief Executive Officer, President and Chairman of the Board**	-0-	0%
Li Yangqian, Chief Operating Officer and Vice President	-0-	0%
Wang Xinwei, Chief Financial Officer, Treasurer and Vice President	-0-	0%
Cheng Weihong, Secretary and Senior Vice President (Head of Human Resources and General Administration) and Director**	-0-	0%
Yang Bin, Senior Vice President (General Manager, Head of Sales) and Director	-0-	0%
Howard S. Barth, Director	-0-	0%
Gao Yang, Director	-0-	0%
Qu Zhong, Director	-0-	0%
Kong Xiaoyan, Director	-0-	0%
All Directors and Officers as a Group (10 persons)	-0-	0%

* Unless otherwise noted, the address is that of the Company’s.

** Choi Chun Leung Robert holds 100% ownership of Bright Praise Enterprises Limited as trustee for the benefit of Tong Shiping and Cheng Weihong

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	2,172,000
Equity compensation plans not approved by security holders	None		None	None
Total				2,172,000

(1)	As of March 15, 2012, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ms. Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2011 and 2010, the Company made aggregate borrowings from Ms. Cheng Weihong of $0 and $1,054,585, respectively, and made repayments of $590,796 and $500,337 to Ms. Cheng Weihong. As of December 31, 2011 and 2010, the outstanding balances due to Ms. Cheng Weihong were $22,316 and $573,922, respectively.

One of the Company’s shareholders, Sino Peace Limited, paid accrued expenses of $440,113 and $601,234 on behalf of the Company during the years ended December 31, 2010 and 2011. The amounts of $2,156,235 and $1,617,654 were outstanding as due to this shareholder on the consolidated balance sheet as of December 31, 2010 and 2011.

On November 1, 2010, the Company acquired all issued and outstanding stocks of Qizhong. In connection with this acquisition, the amount of $2,717,925 representing the part of purchase consideration payable in cash to the former owners of Qizhong was outstanding as due to these shareholders on the consolidated balance sheet as of December 31, 2010. This balance was fully paid during the year ended December 31, 2011.

In connection with the Goodcar acquisition, the Company acquired the balances due to former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong then became shareholders of the Company.

Director Independence

All members of the Company’s Board, excluding Tong Shiping, Cheng Weihong and Yang Bin, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent accountant is Marcum LLP. As reported in our Form 8-K filed on October 6, 2010, the Company appointed Marcum LLP as its independent accountant effective as of October 1, 2010. Our previous independent accountant was Stonefield Josephson, Inc., which combined its practice with Marcum LLP effective as of October 1, 2010. Set forth below are aggregate fees billed by Marcum LLP and Stonefield Josephson, Inc. for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2011 and 2010.

Audit Fees

During the fiscal year ended December 31, 2011, the fees for Marcum LLP were $223,882. During the fiscal year ended December 31, 2010, the fees for Marcum LLP and Stonefield Josephson, Inc. were $57,000 and $284,842, respectively.

Audit Related Fees

During the fiscal years ended December 31, 2011 and December 31, 2010, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2011 and December 31, 2010, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2011 and December 31, 2010, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2011 and 2010, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC. All work is preapproved.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)       Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)       Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.
2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
3.1 (2)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Form of Employment Contract
10.2 (3)	Audit Committee Charter
10.3 (3)	Compensation Committee Charter
10.4 (3)	Corporate Governance and Nominating Committee Charter
10.5 (4)	Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.6 (5)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.7 (6)	Memorandum of Understanding on Performance of Share Transfer Agreement, dated March 15, 2011, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.8 (6)	Credit Line Agreement, dated June 2, 2010, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.9 (6)	Import Negotiation Agreement and Agreement on Opening of Irrevocable Documentary Letter of Credit, dated November 1, 2010, by and between Tianjin Free Trade Zone (FTZ) Branch of Industrial & Commercial Bank of China and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.10(7)	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11(7)	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12 (8)	Contract of Integrated Credit Line, dated April 29, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd and Tianjin Branch of China Minsheng Banking Inc.
10.13 (8)	Credit Line Agreement, dated June 14, 2011, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.14 (9)	Securities Purchase Agreement dated July 1, 2011, by and among China Auto Logistics Inc. and the Investors listed on the Schedule of Buyers attached hereto
10.15*	Agreement Factoring Service with Recourse (Buy-back), entered into December 14, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd. and Tianjin Branch of Zheshang Banking Inc.

14.1 (3)	Code of Business Conduct and Ethics
17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.
17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.
21.1 (6)	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.

(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

(7) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2011.

(8) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on August 15, 2011.

(9) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011.

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 – F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Comprehensive Income	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Los Angeles, California

March 30, 2012

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$8,184,793	$17,733,502
Restricted cash	18,805,876	5,969,306
Accounts receivable – trade, net of allowance for doubtful accounts of $2,796 and $2,633 in 2011 and 2010, respectively	107,936	145,840
Receivables related to financing services	89,252,244	39,106,056
Notes receivable	4,761,225	-
Inventories	28,702,113	19,052,212
Advances to suppliers	44,746,804	13,752,616
Prepaid expenses	141,665	179,526
Value added tax receivable	625,724	40,950
Deferred tax assets, net	-	10,057
Total current assets	195,328,380	95,990,065

Property and equipment, net	642,672	756,110
Goodwill	3,736,573	4,321,930
Intangible assets, net	1,419,830	1,677,649
Other assets	37,637	54,034
Total assets	$201,165,092	$102,799,788

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit related to financing services	$87,710,957	$36,038,949
Short term borrowings	4,285,102	-
Accounts payable	1,566	-
Accrued expenses	446,264	481,804
Customer deposits	46,865,945	17,464,320
Deferred revenue	319,974	260,705
Due to shareholders	3,296,548	5,420,484
Due to director	22,316	573,922
Income tax payable	1,161,664	1,239,119
Total current liabilities	144,110,336	61,479,303

Deferred tax liability	359,342	419,413
Total liabilities	144,469,678	61,898,716

Commitments and contingencies (Note 14)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2011	2010

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 22,163,427 shares and 19,163,427 shares issued and outstanding as of December 31, 2011 and 2010, respectively	22,163	19,163
Additional paid-in capital	21,975,605	16,728,605
Accumulated other comprehensive income	5,699,444	3,313,472
Retained earnings	28,439,322	20,406,707
Total China Auto Logistics Inc. shareholders’ equity	56,136,534	40,467,947
Noncontrolling interests	558,880	433,125
Total equity	56,695,414	40,901,072

Total liabilities and shareholders’ equity	$201,165,092	$102,799,788

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010

Net revenue	$452,149,602	$258,236,252
Cost of revenue	436,010,820	244,176,707
Gross profit	16,138,782	14,059,545

Operating expenses:
Selling and marketing	1,488,408	1,117,202
General and administrative	2,379,703	1,721,711
Impairment loss of goodwill and intangible assets	893,583	-
Total operating expenses	4,761,694	2,838,913

Income from operations	11,377,088	11,220,632

Other income (expenses):
Interest income	63,922	58,714
Interest expense	(16,641)	(144,440)
Miscellaneous	11,466	(8,079)
Total other income (expenses)	58,747	(93,805)

Income before income taxes	11,435,835	11,126,827

Income taxes	3,303,177	3,002,557

Net income	8,132,658	8,124,270

Less: Net income attributable to noncontrolling interests	100,043	117,630

Net income attributable to shareholders of China Auto Logistics Inc.	$8,032,615	$8,006,640

Earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$0.39	$0.44

Weighted average number of common share outstanding
- basic and diluted	20,626,441	18,277,723

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010

Net income	$8,132,658	$8,124,270

Other comprehensive income
- Foreign currency translation adjustments	2,411,684	1,049,827

Comprehensive income	10,544,342	9,174,097

Less: Comprehensive income attributable to noncontrolling Interests	125,755	132,773

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$10,418,587	$9,041,324

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Interests	Equity

Balance as of January 1, 2010	18,100,000	$18,100	$13,273,530	$2,278,788	$12,400,067	$300,352	$28,270,837
Shares to be issued related to acquisition of Goodcar (Note 3)	1,063,427	1,063	3,455,075	-	-	-	3,456,138
Foreign currency translation adjustments	-	-	-	1,034,684	-	15,143	1,049,827
Net income	-	-	-	-	8,006,640	117,630	8,124,270

Balance as of December 31, 2010	19,163,427	19,163	16,728,605	3,313,472	20,406,707	433,125	40,901,072
Issuance of shares (Note 11)	3,000,000	3,000	5,247,000	-	-	-	5,250,000
Foreign currency translation adjustments	-	-	-	2,385,972	-	25,712	2,411,684
Net income	-	-	-	-	8,032,615	100,043	8,132,658
Balance as of December 31, 2011	22,163,427	$22,163	$21,975,605	$5,699,444	$28,439,322	$558,880	$56,695,414

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$8,132,658	$8,124,270

Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	491,480	257,952
Loss on disposal of property and equipment	7,736	1,092
Loss on goodwill and intangible assets	893,583	-

Changes in operating assets and liabilities, net of effects related to acquisition of Goodcar:
Restricted cash	(11,728,394)	(1,513,895)
Accounts receivable – trade	43,315	44,048
Receivables related to financing services	(48,199,401)	(28,822,054)
Notes receivable	(4,740,909)	-
Inventories	(8,262,509)	(1,886,865)
Advances to suppliers	(29,615,008)	4,838,755
Prepaid expenses, other current assets and other assets	63,445	(108,219)
Value added tax receivable	(534,814)	333,087
Deferred tax assets	10,107	(9,889)
Accounts payable	(26,109)	-
Lines of credit related to financing services	49,036,447	27,562,343
Notes payable	-	(2,929,437)
Accrued expenses	382,793	484,542
Customer deposits	28,140,166	11,234,004
Deferred revenue	47,899	(44,301)
Income tax payable	(133,267)	(1,129,874)
Deferred tax liability	(84,278)	(10,319)
Net cash (used for) provided by operating activities	(16,075,060)	16,425,240

Cash flows from investing activities:
Cash acquired related to the acquisition of Goodcar	-	1,677,446
Proceeds from disposal of property and equipment	30,004	78,987
Purchase of property and equipment	(127,145)	(298,197)
Net cash (used for) provided by investing activities	(97,141)	1,458,236

Cash flows from financing activities:
Proceeds from issuance of common stock	5,250,000	-
Proceeds from short-term borrowings	4,266,818	-
Repayments of short-term borrowings	-	(3,266,397)
Repayments to shareholders	(2,754,479)	-
Proceeds from a director	38,710	1,054,585
Repayment of amount due to director	(590,796)	(500,337)
Net cash flows provided by (used for) financing activities	6,210,253	(2,712,149)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2011	2010

Effect of exchange rate change on cash	413,239	307,117

Net (decrease) increase in cash and cash equivalents	(9,548,709)	15,478,444

Cash and cash equivalents at the beginning of year	17,733,502	2,255,058
Cash and cash equivalents at the end of year	$8,184,793	$17,733,502

Supplemental disclosure of cash flow information:
Interest paid	$1,665,633	$699,235
Income taxes paid	$3,507,184	$4,152,639

Non-cash activities

Increase in balance due to shareholders for accrued expenses paid by shareholder	$440,113	$601,234

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc. (the “Company” or “China Auto”), and the following wholly owned and majority owned subsidiaries of the Company:

•	Ever Auspicious International Limited (“HKCo”),

•	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”),

•	Tianjin Ganghui Information Technology Corp. (Ganghui”),

•	Tianjin Hengjia Port Logistics Corp. (“Hengjia”),

•	Zhengji International Trading Corp. (“Zhengji”),

•	Chongqing Qizhong Technology Co., Ltd (“Qizhong”),

•	Beijing Goodcar Technology Development Co., Ltd (“Beijing Goodcar”),

•	Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”),

•	Wuhan Youlu Network Technology Co., Ltd (“Wuhan Youlu”),

•	Chengdu Haoche Technology Development Co., Ltd. (“Chengdu Haoche”),

•	Tianjin Goodcar Technology Development Co., Ltd (“Tianjin Goodcar”), and

•	Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”).

On November 10, 2008, China Auto, formerly Fresh Ideas Media, Inc. (“Fresh Ideas”), incorporated on February 22, 2005 in the State of Nevada, entered into a Share Exchange Agreement with HKCo. Under the Share Exchange Agreement, China Auto issued 11,700,000 shares of its common stock to acquire all the issued and outstanding capital stock of HKCo. The closing of the Share Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 1,135,000 shares of the Company’s common stock held by Phillip E. Ray and Ruth Daily, the Company’s principal stockholders immediately prior to the Closing, which was a condition of the Closing. Prior to the closing of the Share Exchange and the cancellation of shares stated above, the Company had a total of 7,535,000 shares of common stock issued and outstanding. As a result of the Exchange, HKCo became the Company’s wholly-owned subsidiary. Upon the closing of this transaction, the Company’s primary business operations are those of HKCo. Shortly after the closing, Fresh Ideas changed its name to China Auto Logistics Inc.

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

Shisheng was incorporated in the People’s Republic of China (“PRC”) on September 1, 1995. Shisheng’s business includes sales of both domestically manufactured automobiles and imported automobiles (“Sales of Automobiles”), providing financing services related to imported automobiles (“Financing Services”), and providing logistic services relating to the automobile importing process and other automobile value added services such as assistance with customs clearance, storage and nationwide delivery services (such services, “Automobile Value Added Services”).

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

On July 23, 2009, Shisheng entered into Share Transfer Agreements to acquire additional ownership interests from other noncontrolling interest shareholders to increase its ownership interests in its Ganghui, Hengjia and Zhengji to 98% each for an aggregate amount of $444,120.

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong and completed the acquisition simultaneously. Qizhong is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance. Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi are wholly-owned subsidiaries of Qizhong (collectively, “Goodcar”). These services provided by Goodcar were then included in the Company’s segments of web-based advertising services and automobile value added services.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in preparation of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company's consolidated financial statements include the collectibility of accounts receivable, the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. Actual results could differ from those estimates.

Currency Reporting

Amounts reported in the consolidated financial statements are stated in US Dollars, unless stated otherwise. Our functional currency is Renminbi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our Company have been translated into US dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into US dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of the consolidated statements of shareholders’ equity.

Fair Value Disclosures of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s accounts receivable, receivables related to financing services, notes receivable, value added tax receivable, inventories, prepaid expenses, accounts payable, advances to suppliers, lines of credit, bank loans payable, accrued expenses, customer deposits, deferred revenue, due to shareholders, due to director, and income tax payable as of December 31, 2011 and 2010 approximate fair value.

Other Comprehensive Income

Other comprehensive income consists of other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $2,411,684 and $1,049,827 for the years ended December 31, 2011 and 2010, respectively, are foreign currency translation adjustments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and receivables related to financing services. The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings.

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

Major Customers

During the years ended December 31, 2011 and 2010, there was one customer that accounted for 10% or more of the Company’s net revenue at 11% and 20%, respectively. There were no accounts receivable from this customer as of December 31, 2011 and 2010.

Major Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the year ended December 31, 2011. Two suppliers accounted for 10% or more of the Company’s purchases at 11% and 12%, respectively, during the year ended December 31, 2010. The Company had no outstanding accounts payable to these suppliers as of December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at bank and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC are not protected by any insurance and such uninsured amounts totaled $8,169,268 and $17,120,351 as of December 31, 2011 and 2010, respectively.

Restricted Cash

The Company had certain outstanding notes payable to suppliers which allow the suppliers to draw the draft amounts upon maturity dates at its banks. The Company is required to maintain a portion of these outstanding draft amounts in its banks as restricted cash. As of December 31, 2011 and 2010, there was no cash restricted for this purpose.

The Company had certain outstanding lines of credit to its banks related to its financing services. The Company is required to maintain certain amounts of cash in its banks to secure these borrowings. Restricted cash to secure these bank lines is not protected by any insurance and such restricted cash totaled $18,805,876 and $5,969,306 as of December 31, 2011 and 2010, respectively.

Accounts and Notes Receivable

Accounts and notes receivable are stated at the amount the Company expects to collect. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience and other currently available evidence. Accounts and notes receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2011 and 2010, the Company had an allowance for doubtful accounts of $2,796 and $2,633, respectively, in respect of its accounts receivable; and had no allowance for doubtful accounts in respect of its notes receivable.

During the year ended December 31, 2011, one of the Company’s customers provided the Company with promissory notes on the date of purchase. The payment dates of the promissory notes are six months from the date of issue. For consolidated balance sheet presentation purposes, amounts due to the Company under these promissory notes are presented as notes receivable. As of December 31, 2011, notes receivable totaled $4,761,225. All of these promissory notes are sold with recourse to China Zheshang Bank, with which the Company regularly does business. The sales of these notes receivable have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment. The principal amount of the notes sold with recourse is included in both notes receivable and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customer to the bank. As of December 31, 2011, the principal amount of such promissory notes included in notes receivable and short term borrowings on the consolidated balance sheets totaled $4,761,225 and $4,285,102, respectively. There was no such arrangement during the year ended December 31, 2010.

Receivables Related to Financing Services

The Company records a receivable related to financing services when cash is loaned to the customers to finance their purchases of automobiles. Upon repayments by the customers, the Company records the amounts as reductions of receivables related to financing services. Receivables related to financing services represents the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan services and such fee is prepaid by the customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its accounts receivable historically and accordingly did not record any allowance of credit losses as of December 31, 2011 and 2010.

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of December 31, 2011 and 2010, there was no reserve for obsolescence.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Computers	5 years
Office equipment, furniture and fixtures	5 years
Leasehold improvements	5 years
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2011 and 2010.

Accounting for Acquisitions

Acquisitions completed prior to January 1, 2009 are accounted for using the purchase method. Any acquisitions completed after January 1, 2009 are accounted for using the acquisition method. The purchase method and acquisition method are similar in many aspects, although the two most significant changes, as it pertains to the Company’s consolidated financial statements, are accounting for contingent consideration and transaction costs. Under the purchase method, contingent consideration is only recorded as goodwill in the period in which the consideration is earned. Under the acquisition method, the Company is required to estimate the fair value of contingent consideration as an assumed asset, liability or equity on the acquisition date by estimating the amount of the consideration and probability of the contingencies being met. For contingent consideration classified as an asset or liability, this estimate is recorded as part of the consideration transferred on the acquisition date and its value is assessed at each reporting date. Any subsequent change to the estimated fair value is reflected in earnings. Under the purchase method, the Company was able to record transaction costs related to the completion of the acquisition as part of the purchase price. Under the acquisition method the Company is required to expense these costs as they are incurred. These costs are included in the caption “General and administrative” within operating expenses on the consolidated statements of income.

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

In evaluating goodwill for impairment using the two-step test to identify any potential impairment and to measure any amount of impairment, the first step is based upon a comparison of the fair value of each of the Company’s reporting units and the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required. Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the reporting unit’s net assets, is compared with the carrying value of the goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

The Company uses a combination of valuation techniques, primarily using discounted cash flows to determine the fair values of its reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, including the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units and is 22.44% in 2011. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach are significantly different than our market capitalization, we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimates of the fair values of these reporting units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

In the fourth quarter of 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, which is included in the Company’s Automobile Value Added Services segment, the Company reevaluated its related goodwill and determined that the goodwill related to its Automobile Value Added Services reporting unit was impaired. Accordingly, the Company recorded goodwill impairment charges of $810,571 during the year ended December 31, 2011.

Intangible Assets

Intangible assets consist of trademark, advertising customer relationships and memberships, arose from the acquisition of Qizhong. Amortization is calculated using the straight-line method over the following estimated useful lives:

Trademark	Indefinite
Advertising customer relationships	4 years
Memberships	5 years

Intangible assets with finite lives are carried at cost less accumulated amortization.

Intangible assets with an indefinite useful life are not amortized. The Company’s trademark acquired in November 2010 as a result of the acquisition of Goodcar is not subject to amortization, as the remaining useful life is indefinite. The value of the trademark was $743,072 as of December 31, 2011. If the intangible assets that are not being amortized are subsequently determined to have a finite useful life, the assets will be tested for impairment, and then amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

During the fourth quarter of 2011, the Company conducted an impairment analysis on its intangible assets and, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, determined that its intangible assets related to its Automobile Value Added Services reporting unit was impaired. Accordingly, the Company recorded impairment charges totaling $83,012 ($62,259 after-tax) related to memberships.

There was no impairment charges of the Company’s intangible assets during the year ended December 31, 2010.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui. The noncontrolling interests in 2011 and 2010 are summarized as below:

	As of December 31,
	2011	2010

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%
Zhengji	2.0%	2.0%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2011 and 2010 and “net income attributable to noncontrolling interests” in the consolidated statements of income for the years ended December 31, 2011 and 2010.

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

Cost of Revenue

Cost of revenue includes the purchase cost of the automobiles, freight and all the direct costs related to the sales of the automobiles. All costs related to the Company’s distribution network are included in the cost of revenue.

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

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $131,000 and $132,000 of advertising expenses for the years ended December 31, 2011 and 2010, respectively. Advertising expense is included in the caption “Selling and Marketing” within operating expenses on the consolidated statements of income.

Income taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

The FASB prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to income tax matters in general and administrative expense. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2011 and 2010.

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

Recently Adopted Accounting Standards

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Topic 605 - Revenue Recognition: Multiple Deliverable Revenue Element Arrangements – a Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 requires that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Topic 310 - Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under ASU 2010-20, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. ASU 2010-20 is effective for interim and annual periods ending on or after December 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350 - Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Topic 805 - Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides further comparative disclosure guidance and expands the pro forma disclosure requirements under ASC Topic 805. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and became effective for the Company beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 – Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 will be effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 – Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles – Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

(3)	Business Combinations

Goodcar Acquisition

On November 1, 2010, the Company entered into a purchase agreement (the “Agreement”) with the shareholders of Qizhong to acquire all of the issued and outstanding stock of Qizhong and completed the acquisition simultaneously.

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Qizhong and agreed that the remaining cash consideration totaling $2.09 million and the consideration share of 1,063,427 shares of common stock of the Company should be paid to the former owners of Qizhong no later than June 30, 2011.

Pursuant to the Agreement and the Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Goodcar, was $4.47 million for the acquisition of 100% of Qizhong’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Goodcar) and the issuance of 1,063,427 shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $3.25 per share, the per share price of the Company’s common stock on the acquisition date. The Company remitted approximately $600,000 and the remaining balance of the cash consideration in fiscal years 2010 and 2011, respectively. The 1,063,427 shares of the Company’s common stock was to be unconditionally issued and was included in the Company’s equity as of December 31, 2010; the Company issued these shares during fiscal year 2011.

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

Amount
Accounts receivable	$189
Prepaid expenses	52
Deferred tax assets	395
Valuation allowance	(395)
Property and equipment	250
Goodwill	4,278
Intangible assets	1,702
Other assets	33
Accounts payable	(15)
Accrued expenses and other payables	(114)
Deferred revenue	(219)
Due to former owners of Qizhong	(1,074)
Income tax payable	(186)
Deferred tax liability	(426)
Consideration used in acquisitions, net of cash acquired	$4,470

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives of 5 years. Intangible assets are being amortized on a straight-line basis with estimated remaining lives ranging from 4 to 5 years reflecting the assets’ expected future value.

Fees

The Company incurred legal and professional fees directly related to Goodcar acquisition totaling approximately $148,344 during the year ended December 31, 2010. All such costs are presented under the caption “General and administrative” within operating expenses in the accompanying consolidated statements of income.

Pro Forma Financial Information

Goodcar generated net revenue of approximately $534,000 and net loss of approximately $20,000 for the period from November 1, 2010 to December 31, 2010. The pro forma financial information in the table below summarizes the combined results of operations of the Company and Goodcar as if the companies had been combined as of the beginning of fiscal year 2010. The pro forma basic and diluted net earnings per share are based on the pro forma weighted average number of shares of the Company as if the shares issued to acquire Goodcar were issued at the beginning of fiscal year 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2010 nor is it indicative of future results. The following pro forma financial information for fiscal year 2010 also includes the pro forma amortization expenses from acquired intangible assets, and related tax effects:

Year ended December 31, 2010

Net revenues as reported	$258,236,252
Net revenues of Goodcar for the period prior to acquisition	2,469,644
Pro forma net revenues	$260,705,896

Net income attributable to Shareholders of China Auto Logistics Inc. as reported	$8,006,640
Net income of Goodcar for the period prior to acquisition	566,780
Pro forma adjustment of additional amortization as a result of intangible assets
acquired in Goodcar acquisition	(206,539)
Pro forma adjustment to add back the transaction cost related to Goodcar acquisition	148,344
Pro forma net income attributable to Shareholders of China Auto Logistics Inc.	$8,515,225

Basic and diluted earnings per share as reported	0.44
Effect of Goodcar for the period prior to acquisition and pro forma adjustment	-
Pro forma basic and diluted earnings per share	$0.44

(4)	Property and Equipment, Net

A summary of property and equipment is as follows:

	As of December 31,
	2011	2010

Computers	$231,043	$216,978
Office equipment, furniture and fixtures	448,395	373,499
Leasehold improvements	134,217	127,695
Automobiles	1,146,419	1,210,204
	1,960,074	1,928,376
Less: Accumulated depreciation and amortization	1,317,402	1,172,266
	$642,672	$756,110

Depreciation and amortization expense for property and equipment amounted to $238,730 and $217,366 for the years ended December 31, 2011 and 2010, respectively.

(5)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Reporting Segments
	Web-based Advertising Services	Automobile Value Added Services	Total

Balance as of January 1, 2010	$-	$-	$-
Goodwill acquired	3,518,828	763,335	4,282,163
Translation adjustment	32,678	7,089	39,767

Balance as of December 31, 2010	3,551,506	770,424	4,321,930

Impairment	-	(810,571)	(810,571)
Translation adjustment	185,067	40,147	225,214

Balance as of December 31, 2011	$3,736,573	$-	$3,736,573

In the fourth quarter of 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, the Company reevaluated its goodwill and concluded that the goodwill related to its Automobile Value Added Services reporting unit was impaired. Based upon the implied fair value of goodwill, the Company recorded a goodwill impairment charge of $810,571.

There were no impairment losses during the year ended December 31, 2010.

(6)	Intangible Assets, Net

All the Company’s intangible assets were acquired in connection with Goodcar on November 1, 2010. As of December 31, 2011 and 2010, the Company’s intangible assets include:

		As of December 31, 2011
	Life	Cost	Impairment	Adjusted Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Advertising customer relationships	4 years	$955,378	$-	$955,378	$278,620	$676,758
Memberships	5 years	108,276	(83,012)	25,264	25,264	-
		1,063,654	(83,012)	980,642	303,884	676,758

Intangible asset not subject to amortization:
Trademark	Indefinite	743,072	-	743,072	-	743,072
Total		$1,806,726	$(83,012)	$1,723,714	$303,884	$1,419,830

		As of December 31, 2010
	Life	Cost	Impairment	Adjusted Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Advertising customer relationships	4 years	$908,956	$-	$908,956	$37,877	$871,079
Memberships	5 years	103,005	-	103,005	3,400	99,605
		1,011,961	-	1,011,961	41,277	970,684

Intangible asset not subject to amortization:
Trademark	Indefinite	706,965	-	706,965	-	706,965
Total		$1,718,926	$-	$1,718,926	$41,277	$1,677,649

During the year ended December 31, 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, the Company compared the carrying value of the memberships to the undiscounted cash flow expected to be generated from those customers. For those memberships for which the carrying amount was larger than its estimated undiscounted cash flow, the Company recorded an impairment charge to the extent the carrying amount of customer relationships exceeded its fair value. The Company recorded impairment charges of intangible assets totaling $83,012 ($62,259 after-tax).

As of December 31, 2010, there were no significant events or changes in circumstances to indicate that the carrying value of intangible assets in other reporting unit of the Company may not be recoverable.

Amortization expense was $252,750 and $40,587 for the year ended December 31, 2011 and 2010, respectively.

The weighted average amortization period of intangible assets subject to amortization is approximately 4.03 years. Estimated amortization expense relating to the existing intangible assets with definite lives for each of the five succeeding fiscal years is as follows:

2012	$238,844
2013	238,844
2014	199,070
2015	-
2016	-
$676,758

(7)	Notes Receivable

During the year ended December 31, 2011, one of the Company’s long term customers paid for the sale of the Company’s auto products by notes receivable. Notes receivable are short-term promissory notes issued by the Bank of Tianjin that entitles the Company to receive the full face amount from the bank at maturity, which is generally 6 months from the date of issuance.

The Company has arranged to transfer with recourse all of its notes receivable as of December 31, 2011 to China Zheshang Bank under a factoring arrangement. Details of the factoring arrangement are included in note 9.

As of December 31, 2010, the Company had no notes receivable.

(8)	Lines of Credit Related to Financing Services

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

Interest expense related to these facility lines of credit was incurred to finance the Company’s financing services and was classified under cost of revenue on the consolidated statements of income. Interest expense related to these lines of credit was $1,648,992 and $554,795 for the year ended December 31, 2011 and 2010, respectively.

China Merchants Bank

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,696,599 (RMB80,000,000) as of December 31, 2011. The borrowings under the facility line of credit bear interest at rates ranging from 3.80% to 4.50% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2011, the Company had an outstanding balance of $8,905,335 under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and matures in June 2012.

In June 2010, the Company entered into a facility line of credit with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of 11,324,686 (RMB75,000,000) as of December 31, 2010. As of December 31, 2010, the Company had an outstanding balance of $6,514,492 under the facility line of credit. The facility line of credit was guaranteed by a director of the Company and a non-related entity, which is also the Company’s supplier and customer, and matured in June 2011.

Agricultural Bank of China

In January 2010, the Company entered into a facility line of credit with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $18,251,361 (RMB115,000,000) as of December 31, 2011. The facility line of credit is guaranteed by three non-related entities, which are also the Company’s suppliers and customers, and has matured in January 2012.

In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $76,179,593 (RMB480,000,000) as of December 31, 2011. The facility line of credit is guaranteed by two directors of the Company and matures in December 2012.

The borrowings under these facility lines of credit bear interest at rates ranging from 2.30% to 2.75% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2011 and 2010, the Company had outstanding balances of $47,601,718 and $15,622,679, respectively, under these facility lines of credit.

In addition to the above facility lines of credit agreement with Agricultural Bank of China, the Company had $11,437,429 of short term foreign currency borrowings with Agricultural Bank of China as of December, 31, 2011. These short term foreign currency borrowings bear interest at rates ranging from 6.56% to 6.59% per annum, matures within 3 months or 6 months from the dates of borrowing and are secured by the amount of $11,437,429 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets.

PuDong Development Bank

In August 2011, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,870,749 (RMB10,000,000) as of December 31, 2011. As of December 31, 2011, the Company had outstanding balances of $9,093,646 under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and a non-related entity, which is also a supplier and customer of the Company, and matures in August 2012.

In June 2010, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,099,582 (RMB100,000,000) as of December 31, 2010. As of December 31, 2010, the Company had outstanding balances of $4,836,186 under the facility line of credit. The facility line of credit was guaranteed by a director and a non-related entity, which is also a supplier and customer of the Company, and matured in June 2011.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,935,374 (RMB50,000,000) as of December 31, 2011. This facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also the Company’s suppliers and customers, and matures in June 2012.

In November 2011, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $23,806,123 (RMB150,000,000) as of December 31,2011. This facility line of credit is guaranteed by two directors of the Company and two non-related entities, one of which is the Company’s supplier and customer and the other one is owned by a friend of Mr. Tong, the Company’s president and CEO, and matures in November 2013.

The borrowing under these facility lines of credit bear interest at rates ranging from 3.48% to 5.60% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2011 and 2010, the Company had outstanding balances of $496,181 and $60,216, respectively, under these facility line of credit.

Industrial and Commercial Bank of China

In November 2011, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility bear interest at rates ranging from 3.63% to 3.64% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2011, the Company had outstanding balances of $742,595 under the facility line of credit. The facility line of credit matures in November 2012.

In November 2010, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility bear interest at rates ranging from 3.63% to 3.64% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2010, the Company had outstanding balances of $9,005,376 under the facility line of credit. The facility line of credit matured in November 2011.

Shengjing Bank

In February 2011, the Company entered into a facility line of credit agreement with Shengjing Bank. Under the terms of agreement, the Company could borrow a maximum amount of $11,109,524 (RMB70,000,000) as of December 31, 2011. The borrowings under this facility bear interest at rates ranging from 4.25% to 4.28% per annum and are repayable within 3 month from the dates of drawing. As of December 31, 2011, the Company had no outstanding balances under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and a non-related entity, which is also a supplier and customer of the Company, and has matured in February 2012.

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,696,599 (RMB80,000,000) as of December 31, 2011. The borrowings under this facility bear interest at a rate of 3.55% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2011, the Company had outstanding balances of $9,434,053 under the facility line of credit. The facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also the Company’s suppliers and customers, and matures in April 2012.

(9)	Short Term Borrowings

In December 2011, the Company entered into a factoring agreement with China Zheshang Bank under which it sells receivables with recourse to the bank. Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the receivables sold and collects the factored receivable balances directly from the customers. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that the Company repurchases the receivable and refund any advances to the bank. The agreement allows the Company to sell receivables totaling up to $15,870,749 (RMB100,000,000) as of December 31, 2011. The factoring agreement expires in December 2012.

For the year ended December 31, 2011, the Company received advances under the factoring agreement amounting to $4,285,102. As of December 31, 2011, the outstanding balances of $4,285,102 were classified as short term borrowings on the consolidated balance sheet.

As of December 31, 2011, the Company had $4,761,225 outstanding and $11,109,524 available for the sale of receivables under the agreements. Amounts outstanding under the agreements are included in short-term borrowings in the consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860. In addition, the Company recorded interest totaling $16,641 in respect of the amount advanced under the factoring agreement, which is included in interest expense on the consolidated statements of income.

(10)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2011 and 2010.

The Company’s income tax provision amounted to $3,303,177 and $3,002,557, respectively, for the years ended December 31, 2011 and 2010 (an effective rate of 28.90% and 27.0% for 2011 and 2010, respectively). A reconciliation of the provision for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2011	2010

Computed tax at US federal statutory rate of 34%	$3,888,184	$3,783,122

Permanent differences:
Meals and entertainment (non-deductible portion)	29,012	17,382
Legal and professional fees (non-deductible portion)	136,217	173,408
Impairment loss of goodwill and intangible assets	202,642	-
Tax rate difference between US and PRC on foreign earnings	(1,029,223)	(1,001,415)
Change in valuation allowance	51,026	34,745
Others	25,319	(4,685)
	$3,303,177	$3,002,557

Details of income taxes	As of December 31,
	2011	2010
Current
US Federal	$-	$-
PRC	3,313,823	3,022,765
Total current	3,313,823	3,022,765

Deferred
US Federal	-	-
PRC	(10,646)	(20,208)
Total deferral	(10,646)	(20,208)

Total income taxes	$3,303,177	$3,002,557

	As of December 31,
	2011	2010
Details of deferred taxes
Deferred tax assets:
Net operating losses carryforwards	$443,726	$371,565
Advertising expense carryforwards	58,856	67,538
Allowance for doubtful accounts	699	665
	503,281	439,768
Valuation allowance	(503,281)	(429,711)
Total deferred tax asset	-	10,057

Deferred tax liability:
Intangible assets	(359,342)	(419,413)
Total deferred tax liability	(359,342)	(419,413)

Net deferred tax liability	$(359,342)	$(409,356)

Classification on consolidated balance sheets
Deferred tax assets
- Current	$-	$10,057

Deferred tax liability
- Non-current	$(359,342)	$(409,356)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $503,281 and $429,711 resulting from net operating loss carryforwards, advertising expenses and allowance for doubtful accounts as of December 31, 2011 and 2010, respectively, are not more likely than not to be realized. As of December 31, 2011, the Company’s tax loss carryforwards of approximately $1,775,000 including $232,000, $585,000, $669,000 and $289,000 of which will expire after the fiscal year ended December 31, 2013, 2014, 2015 and 2016. Deferred tax liabilities reflect the basis differences of the acquired intangible assets.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $25.9 million as of December 31, 2011. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

(11)	Shareholders’ equity

On July 1, 2011, the Company entered into a securities purchase agreement, pursuant to which the Company issued to certain accredited investors 3,000,000 shares of common stock of the Company at the price of $1.75 each for the aggregate cash consideration of $5,250,000 on July 8, 2011.

(12)	Retained Earnings

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company PRC’s subsidiaries are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriations to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2011 and December 31, 2010, the Company’s statutory reserve fund was approximately $2,881,000 and $2,054,000, respectively.

(13)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2011 and 2010, the Company made aggregate borrowings from Ms. Cheng Weihong of $0 and $1,054,585, respectively, and made repayments of $590,796 and $500,337 to Ms. Cheng Weihong. As of December 31, 2011 and 2010, the outstanding balances due to Ms. Cheng Weihong were $22,316 and $573,922, respectively.

The Company’s shareholder, Sino Peace Limited, paid accrued expenses of $440,113 and $601,234 on behalf of the Company during the years ended December 31, 2011 and 2010. The amounts of $2,156,235 and $1,617,654 were outstanding as Due to Shareholders on the consolidated balance sheets as of December 31, 2011 and 2010.

On November 1, 2010, the Company acquired all issued and outstanding stocks of Qizhong. In connection with this acquisition, the amount of $2,717,925 representing the part of the purchase consideration payable in cash to the former owners of Qizhong was outstanding as Due to Shareholders on the consolidated balance sheet as of December 31, 2010. During the year ended December 31, 2011, this outstanding balance was fully paid.

In connection with the Goodcar acquisition, the Company acquired the balances Due to Former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong became shareholders of the Company. The balances due to these shareholders of $1,140,313 and $1,084,905 as of December 31, 2011 and 2010 were outstanding as Due to Shareholders on the consolidated balance sheets

The balances as discussed above as of December 31, 2011 and 2010 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2011 and 2010, there was no imputed interest charged in relation to these balances.

(14)	Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2012. Rent expense under operating leases were $330,877 for 2011 and $228,704 for 2010.

Future minimum lease payments under non-cancelable operating leases were as follows:

2012	$246,945
2013	212,826
2014	230,967
2015	120,983
$811,721

(15)	Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Year Ended December 31, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$438,958,371	$4,102,254	$6,192,644	$1,951,056	$945,277	$-	$452,149,602

Cost of revenue	433,371,141	1,675,317	734,117	213,381	16,864	-	436,010,820

Operating expenses
Selling and marketing	346,163	156,983	735,303	187,361	62,598	-	1,488,408
General and administrative	206,530	381,376	347,707	120,156	47,789	1,276,145	2,379,703
Impairment loss of goodwill and intangible assets	-	-	-	893,583	-	-	893,583
Total operating expenses	552,693	538,359	1,083,010	1,201,100	110,387	1,276,145	4,761,694

Income (loss) from operations	$5,034,537	$1,888,578	$4,375,517	$536,575	$818,026	$(1,276,145)	$11,377,088

Year Ended December 31, 2010	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$247,982,356	$2,332,013	$5,962,493	$1,159,340	$800,050	$-	$258,236,252

Cost of revenue	243,230,184	582,603	251,908	79,839	32,173	-	244,176,707

Operating expenses
Selling and marketing	304,343	169,955	485,971	82,334	74,599	-	1,117,202
General and administrative	184,839	117,380	126,761	43,313	51,522	1,197,896	1,721,711
Total operating expenses	489,182	287,335	612,732	125,647	126,121	1,197,896	2,838,913

Income (loss) from operations	$4,262,990	$1,462,075	$5,097,853	$953,854	$641,756	$(1,197,896)	$11,220,632

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of December 31, 2011	$83,251,017	$111,200,298	$5,481,626	$455,297	$168,606	$608,248	$201,165,092

As of December 31, 2010	$40,891,786	$50,165,943	$5,804,586	$2,466,742	$221,150	$3,249,581	$102,799,788

(16)	Reclassifications

The Company reclassified interest expense related to financing services for prior periods whereby interest expense related to financing services is now presented as a component of cost of revenue, previously they were netted against revenue, on the face of the consolidated statements of income in conformity with the current year’s presentation. The result of the reclassifications was to increase revenue and cost of revenue by $1,648,992 and $554,795 for the years ended December 31, 2011 and 2010, respectively. There was no effect on income from operations or net income.

In addition, the Company reclassified the increase of borrowings on lines of credit for loans extended to the Company’s customer from non-cash transactions to the changes related to financing services and lines of credit related to financing services on the consolidated statements of cash flows for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated: March 30, 2012

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer
Tong Shiping	(Principal Executive Officer)	March 30, 2012
and Director

/s/ Wang Xinwei	Chief Financial Officer
Wang Xinwei	(Principal Accounting Officer)	March 30, 2012

/s/ Gao Yang
Gao Yang	Director	March 30, 2012

/s/ Yang Bin
Yang Bin	Director	March 30, 2012

/s/ Cheng Weihong
Cheng Weihong	Director	March 30, 2012

/s/ Qu Zhong
Qu Zhong	Director	March 30, 2012

/s/ Kong Xiaoyan
Kong Xiaoyan	Director	March 30, 2012

/s/ Howard Barth
Howard Barth	Director	March 30, 2012

Index to Exhibits

Exhibit Number	Exhibit Description
2.1 (1)	Share Exchange Agreement dated as of November 10, 2008, between USCo, the Company and Stockholder.
2.2 (1)	Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
2.3 (1)	Supplementary Agreement to Share Exchange Agreement dated as of November 1, 2007, among Ever Auspicious International Limited, Cheng Weihong, Xia Qiming, and Qian Yuxi.
3.1 (2)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Form of Employment Contract
10.2 (3)	Audit Committee Charter
10.3 (3)	Compensation Committee Charter
10.4 (3)	Corporate Governance and Nominating Committee Charter
10.5 (4)	Car Exhibition Hall Lease Contract, dated July 1, 2010, by and between Tianjin World Trading Bonded Automobile Distribution Center Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.6 (5)	Share Transfer Agreement, dated November 1, 2010, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.7 (6)	Memorandum of Understanding on Performance of Share Transfer Agreement, dated March 15, 2011, by and between Long Jiegui and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.8 (6)	Credit Line Agreement, dated June 2, 2010, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.9 (6)	Import Negotiation Agreement and Agreement on Opening of Irrevocable Documentary Letter of Credit, dated November 1, 2010, by and between Tianjin Free Trade Zone (FTZ) Branch of Industrial & Commercial Bank of China and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.10(7)	Trade Credit Line Contract, dated February 24, 2011 by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Tianjin Branch of Shengjing Bank.
10.11(7)	Cooperation Agreement, dated March 1, 2011, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.12 (8)	Contract of Integrated Credit Line, dated April 29, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd and Tianjin Branch of China Minsheng Banking Inc.
10.13 (8)	Credit Line Agreement, dated June 14, 2011, by and between China Merchants Bank Co. Ltd Tianjin Branch and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.14 (9)	Securities Purchase Agreement dated July 1, 2011, by and among China Auto Logistics Inc. and the Investors listed on the Schedule of Buyers attached hereto
10.15*	Agreement Factoring Service with Recourse (Buy-back), entered into December 14, 2011, by and between Tianjin Seashore New District Shisheng Business Trading Group Co., Ltd. and Tianjin Branch of Zheshang Banking Inc.
14.1 (3)	Code of Business Conduct and Ethics
17.1 (1)	Resignation Notice of Phillip E. Ray, dated as of November 10, 2008.
17.2 (1)	Resignation Notice of Alice T. Ray, dated as of November 10, 2008.
21.1 (6)	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2010.

(6) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

(7) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2011.

(8) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on August 15, 2011.

(9) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011.