Form 10-Q
period 2012-03-31
China Auto Logistics Inc
filed 2012-05-15
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-52625

CHINA AUTO LOGISTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2574314
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, The People’s Republic of China 300461 (Address of Principal Executive Offices)(Zip Code)

(86) 22-2576-2771

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common Stock, $.001 par value per share	22,163,427 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,
	2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$6,528,204	$8,184,793
Restricted cash	17,024,951	18,805,876
Accounts receivable – trade, net of allowance for doubtful accounts of $1,062 and $2,796 as of March 31, 2012 and December 31, 2011, respectively	91,878	107,936
Receivables related to financing services	98,606,963	89,252,244
Notes receivable	11,881,753	4,761,225
Inventories	27,775,015	28,702,113
Advances to suppliers	66,611,798	44,746,804
Prepaid expenses	75,384	141,665
Value added tax refundable	224,760	625,724
Total current assets	228,820,706	195,328,380

Property and equipment, net	545,583	642,672
Goodwill	3,729,884	3,736,573
Intangible assets, net	1,357,683	1,419,830
Other assets	37,570	37,637
Total Assets	$234,491,426	$201,165,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$80,581,029	$87,710,957
Short term borrowings	10,505,373	4,285,102
Accounts payable	62	1,566
Notes payable	12,673,870	-
Accrued expenses	374,850	446,264
Customer deposits	66,585,469	46,865,945
Deferred revenue	246,579	319,974
Due to shareholders	3,290,647	3,296,548
Due to director	522,206	22,316
Income tax payable	1,128,836	1,161,664
Total current liabilities	175,908,921	144,110,336
Deferred tax liability	358,699	359,342
Total liabilities	176,267,620	144,469,678
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and Outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 22,163,427 shares issued and outstanding as of March 31, 2012 and December 31, 2011	22,163	22,163
Additional paid-in capital	21,975,605	21,975,605
Accumulated other comprehensive income	5,639,049	5,699,444
Retained earnings	30,020,679	28,439,322
Total China Auto Logistics Inc. shareholders’ equity	57,657,496	56,136,534
Noncontrolling interests	566,310	558,880
Total equity	58,223,806	56,695,414

Total liabilities and shareholders’ equity	$234,491,426	$201,165,092

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net revenue	$107,445,586	$81,573,988
Cost of revenue	103,915,001	77,599,764
Gross profit	3,530,585	3,974,224

Operating expenses:
Selling and marketing	245,677	374,147
General and administrative	841,276	682,816
Total operating expenses	1,086,953	1,056,963

Income from operations	2,443,632	2,917,261

Other income (expenses)
Interest income	13,364	12,518
Interest expenses	(86,024)	-
Loss on disposal of property and equipment	(45,596)	-
Miscellaneous	-	(9,087)
Total other income (expenses)	(118,256)	3,431

Income before income taxes	2,325,376	2,920,692

Income taxes	736,589	816,188

Net income	1,588,787	2,104,504

Less: Net income attributable to noncontrolling interests	7,310	27,370

Net income attributable to shareholders of China Auto Logistics Inc.	$1,581,477	$2,077,134

Earnings per share attributable to shareholders of China Auto Logistics Inc. – basic and diluted	$0.07	$0.11

Weighted average number of common share outstanding
– basic and diluted	22,163,427	19,163,427

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net income	$1,588,787	$2,104,504

Other comprehensive income
Foreign currency translation adjustments	(60,395)	424,457

Comprehensive income	1,528,392	2,528,961

Less: Comprehensive income attributable to noncontrolling interests	7,430	32,770

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$1,520,962	$2,496,191

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$1,588,787	$2,104,504

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	110,310	133,532
Loss on disposal of property and equipment	45,596	796

Changes in operating assets and liabilities:
Restricted cash	1,751,337	(8,269,224)
Accounts receivable – trade	15,902	46,452
Receivables related to financing services	(9,536,708)	2,271,377
Notes receivable	(7,145,693)	-
Inventories	877,760	(6,392,191)
Advances to suppliers	(21,996,325)	(8,722,066)
Prepaid expenses, other current assets and other assets	66,181	69,497
Value added tax refundable	400,777	(869,079)
Deferred tax assets	-	10,107
Accounts payable	(1,505)	1,441,191
Line of credit related to financing services	(6,989,185)	7,879,679
Notes payable	12,703,454	-
Accrued expenses	(34,984)	151,192
Customer deposits	19,849,649	1,338,342
Deferred revenue	(72,992)	(54,970)
Income tax payable	(30,820)	(101,386)
Deferred tax liability	-	(15,568)
Net cash used for operating activities	(8,398,459)	(8,977,815)

Cash flows from investing activities
Proceeds from disposal of property and equipment	-	531
Purchase of property and equipment	-	(26,149)
Net cash used for investing activities	-	(25,618)

Cash flows from financing activities
Proceeds from short-term loans	6,242,480	-
Repayments to shareholders	-	(758,777)
Proceeds from director	499,907	38,710
Repayments of amount due to director	-	(590,796)
Net cash flows provided by (used for) financing activities	6,742,387	(1,310,863)

Effect of exchange rate change on cash	(517)	124,364

Net decrease in cash and cash equivalents	(1,656,589)	(10,189,932)

Cash and cash equivalents at the beginning of period	8,184,793	17,733,502
Cash and cash equivalents at the end of period	$6,528,204	$7,543,570

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Three Months Ended March 31,
	2012	2011

Supplemental disclosure of cash flow information
Interest paid	$1,213,210	$363,188
Income taxes paid	$736,589	$923,035

Non-cash activities

Increase in balance due to shareholders for accrued expenses paid by shareholder	$-	$151,067

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2012 and the results of operations for the three-month periods ended March 31, 2012 and 2011, and the cash flows for the three-month periods ended March 31, 2012 and 2011. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three-month periods ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of March 31, 2012 and December 31, 2011.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. During the year ended December 31, 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, which is a reporting unit under our Automobile Value Added Services segment, we reevaluated our goodwill and intangible assets related to this reporting unit and determined that the related goodwill and intangible assets were impaired. The Company recorded impairment losses of $810,571 and $83,012 ($62,259 after-tax) in respect of our goodwill and intangible assets related to this reporting unit for the year ended December 31, 2011. There was no impairment of goodwill for the three months ended March 31, 2012. No events have occurred subsequent to March 31, 2012 that indicates impairment may have occurred.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2012 and 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Pronouncements Not Yet Adopted

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

(2)	Property and Equipment, Net

A summary of property and equipment is as follows:

	March 31,	December 31,
	2012	2011

Computer	$230,629	$231,043
Office equipment, furniture and fixtures	345,959	448,395
Leasehold improvements	101,377	134,217
Automobiles	1,144,367	1,146,419
	1,822,332	1,960,074
Less: Accumulated depreciation and amortization	1,276,749	1,317,402
	$545,583	$642,672

Depreciation and amortization expense for property and equipment amounted to approximately $50,567 and $71,260 for the three months ended March 31, 2012 and 2011, respectively.

(3)	Goodwill

As of March 31, 2012 and December 31, 2011, our goodwill is as follows:

	March 31,	December 31,
	2012	2011

Acquired goodwill	$4,278,188	$4,278,188
Less: Accumulated impairment	(810,571)	(810,571)
Foreign currency translation adjustment	262,267	268,956
	$3,729,884	$3,736,573

There were no impairment losses during the three months ended March 31, 2012 and 2011.

(4)	Intangible Assets, Net

Intangible assets include:

			As of March 31, 2012
	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$900,000	$53,668	$-	$337,726	$615,942
Memberships	102,000	6,276	83,012	25,264	-
	$1,002,000	$59,944	$83,012	$362,990	$615,942

Intangible asset not subject to amortization:
Trademark	700,000	41,741	-	-	741,741
	$1,702,000	$101,685	$83,012	$362,990	$1,357,683

			As of December 31, 2011
	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$900,000	$55,378	$-	$278,620	$676,758
Memberships	102,000	6,276	83,012	25,264	-
	$1,002,000	$61,654	$83,012	$303,884	$676,758

Intangible asset not subject to amortization:
Trademark	700,000	43,072	-	-	743,072
	$1,702,000	$104,726	$83,012	$303,884	$1,419,830

All intangible assets were acquired in connection with the Goodcar acquisition on November 1, 2010. There have been no further subsequent acquisitions of intangible assets.

Amortization expenses are $59,743 and $62,272 for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization expense relating to the existing intangible assets with definite lives for each of the three succeeding fiscal years is as follows:

Remaining of 2012	$178,813
2013	238,417
2014	198,712
$615,942

(5)	Notes Receivable

During the year ended December 31, 2011, one of the Company’s long term customers paid for the sale of the Company’s auto products by notes receivable in the amount of approximately $4,752,701 (RMB30,000,000). These notes receivable are short-term promissory notes issued by the Bank of Shanghai that entitle the Company to receive the full face amount from the bank at maturity, which is 6 months from the date of issuance. The Company has arranged to transfer with recourse its notes receivable during the year ended December 31, 2011 to China Zheshang Bank under a factoring arrangement. Details of the factoring arrangement are disclosed in Note 8(a).

During the three months ended March 31, 2012, this customer paid for the sale of the Company’s auto products by additional notes receivable in the amount of approximately $7,129,052 (RMB45,000,000). These notes receivable are short-term promissory notes issued by the Bank of Dalian that entitle the Company to receive the full face amount from the bank at maturity, which is three months from the date of issuance. The Company has pledged the notes receivable in the amount of $7,129,052 as a condition of execution of certain short term financing agreements with Agricultural Bank of China. Details of the financing agreements are disclosed in Note 8(b).

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

Interest expense related to these facility lines of credit was incurred to finance expense the Company's financing services and was classified under cost of revenue on the condensed consolidated statement of comprehensive income. Interest expense related to these lines of credit was $1,127,186 and $363,188, respectively, for the three months ended March 31, 2012 and 2011.

China Merchants Bank

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,673,870 (RMB80,000,000) as of March 31, 2012 and December 31, 2011. The borrowings under the facility line of credit bear interest at rates ranging from 4.97% to 5.78% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2012 and December 31, 2011, the Company had an outstanding balance of $5,808,951 and $8,905,335, respectively, under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and matures in June 2012.

Agricultural Bank of China

In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $76,043,218 (RMB480,000,000) as of and March 31, 2012 and December 31, 2011. The facility line of credit is guaranteed by two directors of the Company and matures in December 2012.

The borrowings under these facility lines of credit bear interest at rates ranging from 4.82% to 5.88% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2012 and December 31, 2011, the Company had outstanding balances of $43,980,150 and $47,601,718, respectively, under these facility lines of credit.

In addition to the above facility lines of credit agreement with Agricultural Bank of China, the Company had $11,437,429 of short term foreign currency borrowings with Agricultural Bank of China as of December, 31, 2011. These short term foreign currency borrowings bear interest at a rate of 3.23% per annum, matures within 3 months or 6 months from the dates of borrowing and are secured by the amount of $11,437,429 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of December 31, 2011. The Company had no outstanding balance on the short term foreign currency borrowings with Agricultural Bank of China as of March 31, 2012.

PuDong Development Bank

In August 2011, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,842,337 (RMB100,000,000) as of March 31, 2012 and December 31, 2011. The borrowings under these facility lines of credit bear interest at rates ranging from 4.97% to 6.08% per annum. As of March 31, 2011 and December 31, 2011, the Company had outstanding balances of $3,274,604 and $9,093,646, respectively, under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and a non-related entity, which is also a supplier and customer of the Company, and matures in August 2012.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,921,169 (RMB50,000,000) as of March 31, 2012 and December 31, 2011. This facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also the Company’s suppliers and customers, and matures in June 2012.

In November 2011, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $23,763,506 (RMB150,000,000) as of March 31, 2012 and December 31,2011. This facility line of credit is guaranteed by two directors of the Company and two non-related entities, one of which is the Company’s supplier and customer and the other one is owned by a close personal friend of Mr. Tong Shiping, the Company’s president and CEO, and matures in November 2013.

The borrowing under these facility lines of credit bear interest at rates ranging from 5.00% to 5.80% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2012 and December 31, 2011, the Company had outstanding balances of $15,223,166 and $496,181, respectively, under these facility line of credit.

Industrial and Commercial Bank of China

In November 2011, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility bear interest at rates ranging from 4.07% to 4.17% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2012 and December 31, 2011, the Company had outstanding balances of $5,772,516 and $742,595, respectively, under the facility line of credit. The facility line of credit matures in November 2012.

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

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,673,870 (RMB80,000,000) as of March 31, 2012 and December 31, 2011. The borrowings under this facility bear interest at rates ranging 3.89% to 6.47% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2012 and December 31, 2011, the Company had outstanding balances of $6,521,642 and $9,434,053 under the facility line of credit. The facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also the Company’s suppliers and customers, and matured in April 2012.

(7)	Notes Payable

The Company issued certain notes payable to suppliers which are guaranteed by the banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months. Upon the maturity of the notes, the note holders can present these notes to the banks to draw on the note amounts. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of March 31, 2012, the Company had outstanding notes payable in the amount of $12,673,870 (RMB80,000,000) to Bank of Jinzhou which guarantees payments to a vendor within term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,336,935 as guaranteed funds, which was classified as restricted cash as of March 31, 2012.

The purpose of this arrangement is to provide additional time to the Company to remit payments while the vendor does not bear any credit risk since the vendor is guaranteed payments by the bank.

(8)	Short Term Borrowings

(a)	Factoring Agreement

In December 2011, the Company entered into a factoring agreement with China Zheshang Bank under which it sells receivables with recourse to the bank. Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the receivables sold and collects the factored receivable balances directly from the customers. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that the Company repurchases the receivable and refund any advances to the bank. The agreement allows the Company to sell receivables totaling up to $15,842,337 (RMB100,000,000). The factoring agreement expires in December 2012.

As of March 31, 2012 and December 31, 2011, the outstanding balances of $4,277,431 and $4,285,102, respectively, were classified as short term borrowings in the condensed consolidated balance sheet.

As of March 31, 2012 and December 31, 2011, the Company had outstanding balances of $4,752,701 and $4,761,225, respectively, for the sale of receivables under this factoring agreement. Amounts outstanding under the agreements are included in short-term borrowings in the condensed consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860. The Company recorded interest expense totaling $84,534 for the three months ended March 31, 2012 related to this factoring agreement.

(b)	Pledge Financing Agreements

On March 27, 2012 and March 30, 2012, the Company entered into two short term financing agreements in the aggregate amount of $6,227,942 with Agricultural Bank of China (“ABC”). Under the terms of the agreements, ABC advanced $6,227,942 to the Company and as a condition of these financing agreements, the Company is required to pledge its notes receivable in the aggregate amount of $7,129,052 as guarantees. These financing loans carry interest at a rate equal to LIBOR plus 2.5% (3.2% at March 31, 2012) and mature in September 2012. The Company recorded interest expense totaling $1,490 related to these financing agreements for the three months ended March 31, 2012.

(9)	Major Customers and Suppliers

One customer accounted for approximately 17% of the Company’s revenue during the three months ended March 31, 2012. No customer accounted for 10% or more of the Company’s revenue during the three months ended March 31, 2011.

One supplier accounted for 10% or more of the Company’s purchases at 11% and 12% during the three months ended March 31, 2012 and 2011, respectively.

(10)	Retained earnings

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to  general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2012 and December 31, 2011, the Company’s statutory reserve fund was approximately $3.1 million and $2.9 million, respectively.

(11)	Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. Ms. Cheng Weihong is a director of the Company and also the Secretary, Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping. As of March 31, 2012 and December 31, 2011, the outstanding balances due to Ms. Cheng Weihong were $522,206 and $22,316, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses through 2011. As of March 31, 2012 and December 31, 2011, the outstanding balances due to Sino Peace Limited were $2,152,375 and $2,156,235, respectively.

In connection with the Goodcar acquisition, the Company acquired the balances due to former shareholders of Qizhong of $1,084,905. Upon completion of the share issuance, these former shareholders of Qizhong became shareholders of the Company. The balances due to these shareholders of $1,138,272 and $1,140,313 as of March 31, 2012 and December 31, 2011, respectively, were outstanding as Due to Shareholders in the condensed consolidated balance sheets

The balances as discussed above as of March 31, 2012 and December 31, 2011 are interest-free, unsecured and have no fixed term of repayment. During the three months ended March 31, 2012 and 2011, there was no imputed interest charged in relation to these balances.

(12)	Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

Three Months Ended March 31, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$104,297,837	$2,000,432	$294,827	$615,994	$236,496	$-	$107,445,586

Cost of revenue	102,528,360	1,133,127	101,161	149,749	2,604	-	103,915,001

Operating expenses
Selling and marketing	123,129	60,352	13,476	32,445	16,275	-	245,677
General and administrative	210,818	103,332	23,074	55,548	27,866	420,638	841,276
Total operating expenses	333,947	163,684	36,550	87,993	44,141	420,638	1,086,953

Income (loss) from operations	$1,435,530	$703,621	$157,116	$378,252	$189,751	$(420,638)	$2,443,632

Three Months Ended March 31, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate		Total

Net revenue	$78,268,418	$698,671	$1,971,982	$398,903	$236,014	$		$81,573,988

Cost of revenue	77,008,766	364,065	177,341	17,060	32,532			77,599,764

Operating expenses
Selling and marketing	94,497	27,546	202,610	32,743	16,751			374,147
General and administrative	63,025	23,239	89,922	19,651	14,132		472,847	682,816
Total operating expenses	157,522	50,785	292,532	52,394	30,883		472,847	1,056,963

Income (loss) from operations	$1,102,130	$283,821	$1,502,109	$329,449	$172,599		$(472,847)	$2,917,261

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of March 31, 2012	$110,515,392	$117,421,693	$5,348,794	$505,984	$143,984	$555,579	$234,491,426

As of December 31, 2011	$83,251,017	$111,200,298	$5,481,626	$455,297	$168,606	$608,248	$201,165,092

(13)	Reclassifications

The Company reclassified interest expense related to financing services beginning the quarter ended September 30, 2011. Interest expense related to financing services is now reported as a component of cost of revenue. Interest expense was previously netted against revenue prior to the quarter ended September 30, 2011. The result of the reclassifications was to increase revenue and cost of revenue by $363,188 for the three months ended March 31, 2011. There was no effect on income from operations or net income.

In addition, the Company reclassified the increase of borrowings on lines of credit for loans extended to the Company's customer from non-cash transaction to the changes in receivables related to financing services and lines of credit in related to financing services on the condensed consolidated financial statement of cash flows for the three months ended March 31, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the condensed consolidated businesses of China Auto Logistics Inc. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of China Auto Logistics Inc., a Nevada corporation (the “Registrant”).  ”China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2011.

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

Shisheng’s businesses include sales of both domestically manufactured automobiles and imported automobiles, providing financing services related to imported automobiles, and providing logistic services relating to the automobile importing process and other automobile import value added services such as assistance with customs clearance, storage and nationwide delivery services. Shisheng holds 98% equity ownership in Hengjia Port Logistics Corp. (“Hengjia”), Ganghui Information Technology Corp. (“Ganghui”) and Zhengji International Trading Corp. (“Zhengji”). Hengjia’s business is to provide web-based advertising services and automobile import value added services to wholesalers and distributors in the imported vehicle trading industry. Ganghui’s business is to provide web-based, real-time information on imported automobiles. Zhengji is engaged in sales of both domestically manufactured automobiles and imported automobiles.

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the shareholders of Goodcar to acquire all issued and outstanding stocks of Goodcar for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously. Goodcar is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

Listing on NASDAQ

Effective January 8, 2010, the Company commenced trading of its shares of common stock on the NASDAQ Global Market under the trading symbol CALI.

Current Business of the Company

The Company, through its websites (www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn), provides individual and business customers with services related to automobile sales, customs clearance, storage and interstate delivery and a platform to provide automobile pricing, and information relating to automotive services and products, including discounted gas, 24/7 emergency roadside assistance, car repairs and maintenance. Also, the Company sells imported automobiles, manages auto mall for customers, and as the only one-stop service provider in Tianjin provides dealer financing to our customers.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2012, the deferred tax assets amounting to approximately $203,000 resulting from net operating loss carryforwards, advertising expenses carryforwards and allowance for doubtful accounts are not more likely than not to be realized and a full amount of valuation allowance has been provided.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $26.9 million as of March 31, 2012. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2012 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2012, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our condensed consolidated balance sheet may exist. In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

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

There was no impairment loss during the three months ended March 31, 2012.

New Accounting Pronouncements Not Yet Adopted

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31, 2012	% of net revenue	Three Months Ended March 31, 2011	% of net revenue	Change in %
Net revenue	$107,445,586	100.00%	$81,573,988	100.00%	31.72%
Cost of revenue	103,915,001	96.71%	77,599,764	95.13%	33.91%
Gross profit	3,530,585	3.29%	3,974,224	4.87%	(11.16)%
Operating expenses	1,086,953	1.01%	1,056,963	1.30%	2.84%
Income from operations	2,443,632	2.27%	2,917,261	3.58%	(16.24)%
Other income (expenses)	(118,256)	(0.11)%	3,431	0.00%	(3,547)%
Income before income taxes and noncontrolling interests	2,325,376	2.16%	2,920,692	3.58%	(20.38)%
Net income	1,588,787	1.48%	2,104,504	2.58%	(24.51)%
Net income attributable to shareholders of China
Auto Logistics Inc.	$1,581,477	1.47%	$2,077,134	2.55%	(23.86)%

For the three months ended March 31, 2012, our net revenue increased 31.72% to $107,445,586, from $81,573,988 for the same period in 2011, and our cost of revenue increased 33.91% to $103,915,001 from $77,599,764 for the same period in 2011. Gross profit margin decreased from 4.87% for the three months ended March 31, 2011 to 3.29% for the same period in 2011. As compared to the same period in 2011, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2012 decreased 11.16% to $3,530,585, decreased 16.24% to $2,443,632, decreased 24.51% to $1,588,787 and decreased 23.86% to $1,581,356, respectively, primarily due to the decrease in our web-based advertising revenue which was partially offset by the increase in our sales of automobiles and growth in our other services operating segments, led by financing services revenue.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31, 2012	% of net revenue	Three Months Ended March 31, 2011	% of net revenue	Change in %
Net revenue	$107,445,586	100.00%	$81,573,988	100.00%	31.72%
- Sales of Automobiles	104,297,837	97.08%	78,268,418	95.94%	33.26%
- Financing Services	2,000,432	1.86%	698,671	0.86%	186.32%
- Web-based Advertising Services	294,827	0.27%	1,971,982	2.42%	(85.05)%
- Automobile Value Added Services	615,994	0.57%	398,903	0.49%	54.42%
- Auto Mall Management Services	236,496	0.22%	236,014	0.29%	0.21%

Sales of Automobiles

Net revenue from sales of automobiles increased 33.26% to $104,297,837 for the three months ended March 31, 2012 from $78,268,418 for the same period in 2011. During the three months ended March 31, 2012 and 2011, the Company sold 1,129 automobiles and 785 automobiles, respectively, representing an increase of 43.82% in volume. The average unit selling price per automobile for the three months ended March 31, 2012 decreased 7.34% to $92,381 from $99,705 for the same period in 2011.  According to a forecast report issued by IHS Automotive (“IHS”) on April 28, 2012, it is expected that the growth rates for high-end automobile market will exceed those for the mainstream automobile market. IHS also forecasts the sales will grow 139.5% during the period from 2010 through 2015. Based on the current growth forecast, China will soon become the top market for most of the major luxury automotive manufacturers. The Company will continue its focus on the marketing of higher-end luxury automobiles. During the three months ended March 31, 2012, our vendors offered better prices for our purchases which translated into lower selling prices which allowed us to increase the numbers of automobiles sold. In addition, we experienced higher demands for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz. As a result, average selling prices for these top three brands declined 3%, 5% and 18%, respectively for the three months ended March 31, 2012 as compared to those of the same period of 2011. Total sales for these top three brands accounted for approximately 70% and 80% of our total automobile sales for the three months ended March 31, 2012 and 2011, respectively. Our gross margin for sales of automobiles was increased slightly from 1.61% for the three months ended March 31, 2011 to 1.70% for the three months ended March 31, 2012.

Sales to the Company’s top three customers, each of which are car dealers, accounted for approximately 32% and 15% of the Company’s sales during the three months ended March 31, 2012 and 2011, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended March 31, 2012 increased 186.32% to $2,000,432 from $698,671 for the same period in 2011. The Company has expanded its aggregate credit lines to approximately $149 million. We had approximately $81 million drawn on our lines as of March 31, 2012. We had approximately $44 million drawn on our $136 million lines of credit as of March 31, 2011. We continue to take advantage of the available credit lines granted by our banks to expand our financing services operations. As a result, we were able to generate substantially higher revenues through our financing services. Interest rates in the PRC were on an upward trend in the first half of 2011. Our financing service income and related cost of revenue are affected by the interest charged by the banks. The ratio of interest income to net financing income was higher during the three months ended March 31, 2012 due to the effects of the higher interest rates in 2012. Since interest expense accounted for a higher percentage of cost of revenue than the percentage of interest income to total financing service income, the effects of higher interest rates reduced the gross margin percentage to 43.36% for the three months ended March 31, 2012 from 47.89% for the three months ended March 31, 2011.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agricultural Bank of China, PuDong Development Bank, China Merchants Bank, China ZheShang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 31, 2012, the Company had aggregate credit lines of $149 million (RMB940 million). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

We currently operate in 50 cities throughout China and target to increase the geographical coverage to 60 cities reaching 70% of the auto buying public. In the three months ended March 31, 2012 and 2011, all of our revenue from our websites was generated by subscription fees and advertisements. Our web-based advertising service revenue decreased 85.05% from $1,971,982 for the three months ended March 31, 2012 to $294,827 for the same period of 2011. We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform which allows our customers and potential customers to have access to our products including the automobile sales, automobile valued added services and financing services. Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites. Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products. The results have been positive as our other services continue to grow which we believe will benefit us long term.

Automobile Import Value Added Services

Our Automobile Value Added Services (“VAS”) revenue increased 54.42%, from $398,903 for the three months ended March 31, 2011 to $615,994 for the three months ended March 31, 2012. We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000. The Company started to provide such services on March 1, 2010 and the related services fee is recognized ratably over the service period.  The related revenue earned in the period is included under our Auto Mall Management Services segment. On March 1, 2011 and again on March 1, 2012, such service agreement was renewed for an additional 1 year term for an aggregate consideration of $1,000,000.

Our Auto Mall Management Services revenue for the three months ended March 31, 2012 and 2011 were $236,496 and $236,014, respectively.  This 0.21% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Three Months Ended March 31, 2012	% of net revenue	Three Months Ended March 31, 2011	% of net revenue	Change in %
Net revenue	$107,445,586	100.00%	$81,573,988	100.00%	31.72%
Cost of revenue	103,915,001	96.71%	77,599,764	95.13%	33.91%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 33.91%, from $77,599,764 for the three months ended March 31, 2011 to $103,915,001 for the three months ended March 31, 2012. The increase was primarily due to the increase in the number of automobiles sold in the period, which is consistent with our net revenue growth rate. Our cost of revenue percentage increased as the percentage of our automobile sales to our total net revenue continued to increase, which lowered our gross margin percentage. Sales of automobiles accounted for 97.08% of our total revenue for the three months ended March 31, 2012 as compared to 95.95% for the three months ended March 31, 2011. Automobile sales traditionally generated large sales amounts but lower gross margin. As the proportion of automobile sales to our total revenue increased, our overall gross margin decreased during the three months ended March 31, 2012 as compared to that of March 31, 2011. Our cost of revenue related to sales of automobile increased to $102,528,360 for the three months ended March 31, 2012 from $77,008,766 for the same period of 2011, an increase of $25,519,594 or 33.14%, which was in line with increase of revenue related to automobile sales of 33.26%.

Our cost of revenue consists primarily of the purchase price of imported automobiles and we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended March 31, 2012	% of total	Three Months Ended March 31, 2011	% of total	Change in %
Operating Expenses
- Selling and Marketing	$245,677	22.60%	$374,147	35.40%	(34.34)%
- General and Administrative	841,276	77.40%	682,816	64.60%	23.21%
Total	$1,086,953	100.00%	$1,056,963	100.00%	2.84%

During the three months ended March 31, 2012, our total operating expenses increased 2.84% to $1,086,953 from $1,056,963 for the same period in 2011. This increase was a combination of a 34.34% decrease in selling and marketing expenses to $245,677 for the three months ended March 31, 2012 from $374,147 for the same period in 2011, and a 23.21% increase in general and administrative expenses to $841,276 for the three months ended March 31, 2012 from $682,816 for the same period in 2011.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in %
	2012	2011
Primary selling and marketing expenses
- Payroll	$49,985	$114,479	(56.34)%
- Staff related costs	41,005	31,711	29.31%
- Office supplies	15,113	21,261	(28.92)%
- Advertising and promotion	6,106	54,158	(88.73)%
- Entertainment	21,611	33,243	(34.99)%
- Rent	62,009	53,934	14.97%

 Payroll expenses decreased by 56.34% during the three months ended March 31, 2012 as we substantially reduced the employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions. Staff-related costs increased 29.31% during the three months ended March 31, 2012 as we paid severance to our terminated employees at Goodcar. Advertising and promotion expenses decreased 88.73% for the three months ended March 31, 2012 as we reduced such spending in the Goodcar division. Entertainment expenses decreased by 34.99% for the three months ended March 31, 2012. The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March 31,		Change in %
	2012	2011
Primary general and administrative expenses
- Payroll	$123,451	$183,044	(32.56)%
- Staff related costs	94,511	37,913	149.28%
- Entertainment	42,424	23,312	81.98%
- Depreciation	46,391	64,727	(28.33)%
- Legal and professional fees	309,688	262,878	17.81%
- Rental	18,199	28,097	(35.23)%

Payroll expenses decreased 32.56% as we substantially reduced the employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions. Staff-related costs increased 149.28% during the three months ended March 31, 2012 as we paid severance to our terminated employees at Goodcar. Legal and professional fees increased 17.81% for the three months ended March 31, 2012 primarily due to general increases of fees in our legal, accounting, auditing and internal control. Our rent expense decreased by 35.72% as we consolidated several of Goodcar’s offices with other offices and our headquarters.

Income from Operations

Income from operations decreased 16.24% for the three months ended March 31, 2012 to $2,443,632 from $2,917,261 in the same period of 2011. Our gross profit decreased 11.16% to $3,530, 585 for the three months ended March 31, 2012 from $3,974,224 for the same period of 2011. Even though our net revenue was increased by 31.72%, such increases were primarily attributable to the increase of our automobile sales. The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margin declined to approximately $3.1 million during the three months ended March 31, 2012 as compared to approximately $3.3 million in the same period of 2011, primarily due to the decline in web-based advertising revenue.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three months periods ended March 31, 2012 and 2011. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

On July 1, 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company issued 3,000,000 shares of common stock of the Company via a private placement at the price of $1.75 each for the aggregate price of $5,250,000. This transaction was completed in July 2011. The Company initially expected that most of the proceeds from this share issue would be used to acquire an auto mall in Tianjin, China. We were unable to agree on terms of this potential acquisition and therefore did not complete this transaction. However we will continue to explore possible acquisition targets in order to increase our sales of automobiles. In the mean time, the proceeds from the share issuance have been used for the Company’s general working capital.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Net cash used for operating activities	$(8,398,459)	$(8,977,815)
Net cash used for investing activities	-	(25,618)
Net cash provided by (used for) financing activities	6,742,387	(1,310,863)
Effect on exchange rate change on cash	(517)	124,364
Cash and cash equivalents at beginning of period	8,184,793	17,733,502
Cash and cash equivalents at end of period	6,528,204	7,543,570

Operating Activities

During the three months ended March 31, 2012, we used net cash for operating activities of $8,398,459, as compared to net cash used in operating activities of $8,977,815 in the same period of 2011. The decrease of $579,356 in net cash used in operating activities was primarily due to the increases of notes payable and customer deposits which were partially offset by the increases of notes receivable and advances to suppliers.

Investing Activities

During the three months ended March 31, 2012, net cash used in investing activities was $0. We did not acquire any property and equipment during the three months ended March 31, 2012 while we purchased property and equipment in the amount of $26,149.

Financing Activities

During the three months ended March 31, 2012, net cash provided by financing activities was $6,742,387, as compared to $1,310,863 of net cash used for financing activities in the same period of 2011. The net cash provided by financing activities mainly represented the proceeds from bank borrowings of $6,242,480 and advances of $499,907 from Ms. Cheng Weihong, a director of the Company.

During the three months ended March 31, 2011, we made partial payments of $758,777 to the former shareholders of Goodcar. In addition, we made a net repayment for advances from Ms. Cheng Weihong in the amount of $552,086 during the three months ended March 31, 2011

Our total cash and cash equivalents decreased to $6,528,204 as of March 31, 2012, as compared to $7,543,570 as of March 31, 2011.

Working Capital

As of March 31, 2012, the Company had working capital of $52,911,785 compared to working capital of $51,218,044 as of December 31, 2011.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash, accounts receivable and advances to suppliers. As of March 31, 2012, the Company’s receivable related to financing services increased by approximately $9.4 million, notes receivable increased by approximately $7.1 million and advances to suppliers increased by approximately $21.9 million, as compared with those as of December 31, 2011. These increases were partially offset by the increases of bank loan payable of approximately $6.2 million, notes payable of approximately $12.7 million and customer deposits of approximately $19.7 million. The Company had outstanding bank borrowings of approximately $91 million as of March 31, 2012.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, we identified two material weaknesses in the design and operation of our internal controls. The material weaknesses are related to (i) the failure to retain sufficient qualified accounting personnel in Goodcar, a subsidiary group acquired by the Company in November 1, 2010, to prepare financial statements in accordance with accounting principles generally accepted in the US; and (ii) the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to: (i) hire additional personnel with sufficient knowledge and experience in US GAAP; and (ii) provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

These new remediation initiatives were be put into place in the fourth quarter of 2011. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles, notwithstanding the unremediated weaknesses.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2011.

Item 1A  Risk Factors.

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)           On March 1, 2012, Shisheng entered into a Cooperation Agreement with Tianjin Prominent Hero International Logistics Co., Ltd, attached hereto as Exhibit 10.1, whereby Shisheng will manage an International Car Mall from March 1, 2012 until February 28, 2013 and receive total consideration of $1,000,000.

(b)          There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended March 31, 2012.

Item 6.    Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (1)	Amended and Restated Bylaws of the Company
10.1*	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed with the Securities and Exchanges Commission on December 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:	May 15, 2012

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (1)	Amended and Restated Bylaws of the Company
10.1*	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed with the Securities and Exchanges Commission on December 5, 2008.

- 28 -