Form 10-Q
period 2012-06-30
China Auto Logistics Inc
filed 2012-08-14
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2012
Common Stock, $.001 par value per share	22,163,427 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,
	2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,498,344	$8,184,793
Restricted cash	19,907,523	18,805,876
Accounts receivable - trade, net of allowance for doubtful accounts of $0 and $2,796 as of June 30, 2012 and December 31, 2011, respectively	41,713	107,936
Receivables related to financing services	70,343,939	89,252,244
Notes receivable	9,510,374	4,761,225
Inventories	30,620,743	28,702,113
Advances to suppliers	51,607,300	44,746,804
Prepaid expenses	124,326	141,665
Value added tax refundable	1,283,596	625,724
Total current assets	185,937,858	195,328,380

Property and equipment, net	487,772	642,672
Goodwill	3,731,835	3,736,573
Intangible assets, net	1,298,758	1,419,830
Other assets	35,371	37,637
Total Assets	$191,491,594	$201,165,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$60,158,775	$87,710,957
Short term borrowings	9,662,478	4,285,102
Accounts payable	649,627	1,566
Notes payable to suppliers	19,020,748	-
Accrued expenses	273,316	446,264
Customer deposits	36,454,497	46,865,945
Deferred revenue	194,822	319,974
Due to shareholders	3,292,368	3,296,548
Due to director	521,090	22,316
Income tax payable	1,028,367	1,161,664
Total current liabilities	131,256,088	144,110,336
Deferred tax liability	328,842	359,342
Total liabilities	131,584,930	144,469,678
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and Outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 22,163,427 shares issued and outstanding as of June 30, 2012 and December 31, 2011	22,163	22,163
Additional paid-in capital	21,975,605	21,975,605
Accumulated other comprehensive income	5,669,231	5,699,444
Retained earnings	31,670,260	28,439,322
Total China Auto Logistics Inc. shareholders’ equity	59,337,259	56,136,534
Noncontrolling interests	569,405	558,880
Total equity	59,906,664	56,695,414

Total liabilities and shareholders’ equity	$191,491,594	$201,165,092

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$150,047,968	$126,810,558	$257,493,554	$208,384,546
Cost of revenue	146,999,242	122,653,415	250,914,243	200,253,179
Gross profit	3,048,726	4,157,143	6,579,311	8,131,367

Operating expenses:
Selling and marketing	182,713	364,496	428,390	738,643
General and administrative	398,519	667,018	1,239,795	1,349,834
Total operating expenses	581,232	1,031,514	1,668,185	2,088,477

Income from operations	2,467,494	3,125,629	4,911,126	6,042,890

Other income (expenses)
Interest income	15,308	15,164	28,672	27,682
Interest expenses	(140,620)	-	(226,644)	-
Loss on disposal of property and equipment	(26,478)	-	(72,074)	-
Miscellaneous	(114)	(1,490)	(114)	(10,577)
Total other income (expenses)	(151,904)	13,674	(270,160)	17,105

Income before income taxes	2,315,590	3,139,303	4,640,966	6,059,995

Income taxes	663,084	825,932	1,399,673	1,642,120

Net income	1,652,506	2,313,371	3,241,293	4,417,875

Less: Net income attributable to
noncontrolling interests	3,045	27,171	10,355	54,541

Net income attributable to shareholders of
China Auto Logistics Inc.	$1,649,461	$2,286,200	$3,230,938	$4,363,334

Earnings per share attributable to
shareholders of China Auto Logistics Inc.
– basic and diluted	$0.07	$0.12	$0.15	$0.23

Weighted average number of common shares
outstanding
– basic and diluted	22,163,427	19,163,427	22,163,427	19,163,427

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$1,652,506	$2,313,371	$3,241,293	$4,417,875

Other comprehensive income
Foreign currency translation adjustments	30,352	584,372	(30,043)	1,008,829

Comprehensive income	1,682,858	2,897,743	3,211,250	5,426,704

Less: Comprehensive income attributable to
noncontrolling interests	3,095	33,897	10,525	66,667

Comprehensive income attributable to
shareholders of China Auto Logistics Inc.	$1,679,763	$2,863,846	$3,200,725	$5,360,037

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$3,241,293	$4,417,875

Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Depreciation and amortization	203,542	255,094
Loss on disposal of property and equipment	72,074	796

Changes in operating assets and liabilities:
Restricted cash	(1,122,831)	(27,058,194)
Accounts receivable – trade	66,124	35,243
Receivables related to financing services	18,782,833	9,519,708
Notes receivable	(4,767,685)	-
Inventories	(1,953,934)	(10,375,952)
Advances to suppliers	(6,954,361)	(8,889,673)
Prepaid expenses, other current assets and other assets	19,490	13,973
Value added tax refundable	(658,126)	(1,332,659)
Deferred tax assets	-	10,107
Accounts payable	648,174	(16,715)
Line of credit related to financing services	(27,457,158)	22,140,313
Notes payable to suppliers	19,044,809	-
Accrued expenses	(136,701)	357,899
Customer deposits	(10,321,412)	3,805,060
Deferred revenue	(124,887)	(55,829)
Income tax payable	(131,897)	(261,777)
Deferred tax liability	(30,049)	(31,317)
Net cash used for operating activities	(11,580,702)	(7,466,048)

Cash flows from investing activities
Proceeds from disposal of property and equipment	-	531
Purchase of property and equipment	(1,958)	(55,122)
Net cash used for investing activities	(1,958)	(54,591)

Cash flows from financing activities
Proceeds from short-term loans	6,242,480	-
Repayments of short-term bank loans	(848,538)	-
Repayments to shareholders	-	(2,754,479)
Proceeds from director	699,086	38,710
Repayments to director	(200,336)	(590,796)
Net cash flows provided by (used for) financing activities	5,892,692	(3,306,565)

Effect of exchange rate change on cash	3,519	219,823

Net decrease in cash and cash equivalents	(5,686,449)	(10,607,381)

Cash and cash equivalents at the beginning of period	8,184,793	17,733,502
Cash and cash equivalents at the end of period	$2,498,344	$7,126,121

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosure of cash flow information
Interest paid	$2,343,553	$947,177
Income taxes paid	$1,530,800	$1,925,107

Non-cash activities

Increase in balance due to shareholders for accrued expenses paid by shareholder	$-	$387,204

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2012 and the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011, and the cash flows for the six-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of June 30, 2012 and December 31, 2011.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.  Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. During the year ended December 31, 2011, due to the planned closing of the operations of Chongqing Qizhong Technology Development Co., Ltd. (“Goodcar”) related to sales of VIP membership cards and other promotion services, which is a reporting unit under our Automobile Value Added Services segment, we reevaluated our goodwill and intangible assets related to this reporting unit and determined that the related goodwill and intangible assets were impaired. The Company recorded impairment losses of $810,571 and $83,012 ($62,259 after-tax) in respect of our goodwill and intangible assets related to this reporting unit for the year ended December 31, 2011. There was no impairment of goodwill for the three months and six months ended June 30, 2012. No events have occurred subsequent to June 30, 2012 that indicates impairment may have occurred.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2012 and 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ ASU 2011-11 ”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.  ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

(2)           Property and Equipment

A summary of property and equipment is as follows:

	June 30,	December 31,
	2012	2011

Computer	$439,993	$231,043
Office equipment, furniture and fixtures	108,613	448,395
Leasehold improvement	101,430	134,217
Automobiles	1,137,838	1,146,419
	1,787,874	1,960,074
Less: Accumulated depreciation and amortization	1,300,102	1,317,402
	$487,772	$642,672

Depreciation and amortization expense for property and equipment amounted to approximately $33,586 and $58,568 for the three months ended June 30, 2012 and 2011, respectively; and amounted to approximately $84,153 and $129,828 or the six months ended June 30, 2012 and 2011, respectively.

(3)           Goodwill

As of June 30, 2012 and December 31, 2011, our goodwill is as follows:

	June 30,	December 31,
	2012	2011

Acquired goodwill	$4,278,188	$4,278,188
Less: Accumulated impairment	(810,571)	(810,571)
Foreign currency translation adjustment	264,218	268,956
	$3,731,835	$3,736,573

There were no impairment losses during the three months and six months ended June 30, 2012 and 2011.

(4)           Intangible Assets

Intangible assets include:

			As of June 30, 2012
	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$900,000	$54,166	$-	$397,538	$556,628
Memberships	102,000	6,276	83,012	25,264	-
	$1,002,000	$60,442	$83,012	$422,802	$556,628

Intangible asset not subject to amortization:
Trademark	700,000	42,130	-	-	742,130
	$1,702,000	$102,572	$83,012	$422,802	$1,298,758

			As of December 31, 2011
	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$900,000	$55,378	$-	$278,620	$676,758
Memberships	102,000	6,276	83,012	25,264	-
	$1,002,000	$61,654	$83,012	$303,884	$676,758

Intangible asset not subject to amortization:
Trademark	700,000	43,072	-	-	743,072
	$1,702,000	$104,726	$83,012	$303,884	$1,419,830

All intangible assets were acquired in connection with the Goodcar acquisition on November 1, 2010. There have been no further subsequent acquisitions of intangible assets.

Amortization expenses are $59,646 and $62,994 for the three months ended June 30, 2012 and 2011 and $119,389 and $125,266 for the six months ended June 30, 2012 and 2011, respectively.

Estimated amortization expense relating to the existing intangible assets with definite lives for each of the three succeeding fiscal years is as follows:

Remaining of 2012	$119,499
2013	238,417
2014	198,712
$556,628

(5)           Notes Receivable

During the year ended December 31, 2011, one of the Company’s long term customers paid for the sale of the Company’s auto products by notes receivable in the amount of approximately $4,755,187 (RMB30,000,000). These notes receivable are short-term promissory notes issued by the Bank of Shanghai that entitle the Company to receive the full face amount from the bank at maturity, which is 6 months from the date of issuance. The Company has arranged to transfer with recourse its notes receivable during the year ended December 31, 2011 to China Zheshang Bank under a factoring arrangement. Details of the factoring arrangement are disclosed in Note 8(a).  These notes were fully collected during the three months ended June 30, 2012.

During the six months ended June 30, 2012, this customer paid for the sale of the Company’s auto products by additional notes receivable in an aggregate amount of approximately $11,095,437 (RMB70,000,000).  These notes receivable are short-term promissory notes issued by the Bank of Dalian that entitle the Company to receive the full face amount from the bank at maturity, which is three months from the date of issuance.   The Company collected $1,585,063 during the three months ended June 30, 2012.  Outstanding balance of the notes receivable was $9,510,374 as of June 30, 2012.

The Company has pledged the notes receivable in the amount of $9,510,374 as of June 30, 2012 as a condition of execution of certain short term financing agreements with Agricultural Bank of China. Details of the financing agreements are disclosed in Note 8(b).

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the condensed consolidated statement of income. Interest expense related to these lines of credit was $989,723 and $583,982 for the three months ended June 30, 2012 and 2011, respectively, and $2,116,909 and $947,171 for the six months ended June 30, 2012 and 2011, respectively.

China Merchants Bank

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,680,499 (RMB80,000,000). The borrowings under the facility line of credit bear interest at rates ranging from 4.27% to 5.78% per annum and are repayable within 3 months from the dates of drawing. As of June 30, 2012 and December 31, 2011, the Company had an outstanding balance of $0 and $8,905,335, respectively, under the facility line of credit. The facility line of credit, which was guaranteed by a director of the Company, matured in June 2012 and was repaid.

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,680,499 (RMB80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing.  During the three months ended June 30, 2012, the interest is charged at rates ranging between 4.27% and 4.47% per annum and is repayable within 3 months from the dates of drawing.  As of June 30, 2012, the Company had an outstanding balance of $1,053,167 under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and a non-related entity which is the Company’s supplier and customer, and matures in June 2013.

Agricultural Bank of China

In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $76,082,994 (RMB480,000,000) as of June 30, 2012 and December 31, 2011. The facility line of credit is guaranteed by two directors of the Company and matures in December 2012.

The borrowings under these facility lines of credit bear interest at rates ranging from 4.82% to 5.88% per annum and are repayable within 3 months from the dates of drawing. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances of $46,519,977 and $47,601,718, respectively, under these facility lines of credit.

In addition to the above facility lines of credit agreement with Agricultural Bank of China, the Company had $5,965,784 and $11,437,429 of short term foreign currency borrowings with Agricultural Bank of China as of June 30, 2012 and December, 31, 2011. These short term foreign currency borrowings bear interest at rates ranging between 3.23% and 3.74% per annum, mature within 3 months or 6 months from the dates of borrowing and are secured by the amount of $5,965,784 and $11,437,429 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

PuDong Development Bank

In August 2011, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,850,624 (RMB100,000,000) as of June 30, 2012 and December 31, 2011. The borrowings under these facility lines of credit bear interest at rates ranging from 4.97% to 6.47% per annum. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances of $589,243 and $9,093,646, respectively, under the facility line of credit. The facility line of credit is guaranteed by a director of the Company and a non-related entity, which is also a supplier and customer of the Company, and matures in August 2012.

In April 2012, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can borrow a maximum amount of $1,585,062 (RMB10,000,000) as of June 30, 2012.  This overdraft line of credit is part of the RMB 100,000,000 facility line of credit with PuDong Development Bank stated above.  The borrowing under this facility bears interest at a rate of 7.32% for a borrowing period of 90 days and 8.0532% for an additional period of 30 days, and is secured by the amount of $475,519 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2012.  As of June 30, 2012, the Company had outstanding balance of $1,551,055.  The overdraft agreement is guaranteed by a director of the Company and a non-related entity, which is the Company’s supplier and customer and matures in August 2012.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,925,312 (RMB50,000,000) as of June 30, 2012 and December 31, 2011. This facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also the Company’s suppliers and customers, and matures in June 2012.

In November 2011, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $23,775,936 (RMB150,000,000) as of June 30, 2012 and December 31,2011. This facility line of credit is guaranteed by two directors of the Company and two non-related entities, one of which is the Company’s supplier and customer and the other one is owned by a close personal friend of Mr. Tong Shiping, the Company’s president and CEO, and matures in November 2013.

The borrowing under these facility lines of credit bear interest at rates ranging from 5.00% to 5.80% per annum and are repayable within 3 months from the dates of drawing. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances of $1,393,403 and $496,181, respectively, under these facility lines of credit.

Industrial and Commercial Bank of China

In November 2011, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility bear interest at rates ranging from 4.07% to 4.17% per annum and are repayable within 3 months from the dates of drawing. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances of $840,956 and $742,595, respectively, under the facility line of credit. The facility line of credit matures in November 2012.

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

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,680,499 (RMB80,000,000) as of June 30, 2012 and December 31, 2011. The borrowings under this facility bear interest at rates ranging 3.89% to 6.47% per annum and are repayable within 3 months from the dates of drawing. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances of $2,245,190 and $9,434,053 under the facility line of credit. The facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also the Company’s suppliers and customers, and matured in April 2012.  The outstanding balance represented draws prior to the maturity date which were repaid in July 2012.

(7)           Notes Payable to Suppliers

The Company issued certain notes payable to suppliers which are guaranteed by the banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months. Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts, if the Company does not settle the outstanding payable to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of June 30, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $19,020,748 (RMB120,000,000) of which Bank of Jinzhou and Industrial and Commercial Bank of China will guarantee payments to suppliers within term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $9,510,374 as guaranteed funds, which was classified as restricted cash as of June 30, 2012.

The purpose of this arrangement is to provide additional time to the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(8)           Short Term Borrowings
(a) Factoring Agreement

In December 2011, the Company entered into a factoring agreement with China Zheshang Bank under which it sells receivables with recourse to the bank. Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the receivables sold and collects the factored receivable balances directly from the customers. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to us on collection. In the event of a commercial dispute on the receivable, the factors have the right to demand that the Company repurchase the receivable and refund any advances to the bank. The agreement allows the Company to sell receivables totaling up to $15,850,624 (RMB100,000,000). The factoring agreement expires in December 2012.

As of June 30, 2012 and December 31, 2011, the outstanding balances of $0 and $4,285,102, respectively, were classified as short term borrowings in the condensed consolidated balance sheets.

As of June 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $4,761,225, respectively, for the sale of receivables under this factoring agreement. Amounts outstanding under the agreements are included in short-term borrowings in the condensed consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860. The Company recorded interest expense totaling $74,194 and $158,728 for the three months and six months ended June 30, 2012 related to this factoring agreement.

(b) Pledge Financing Agreements

In March, April and June 2012, the Company entered into four short term financing agreements in the aggregate amount of $9,662,478 with Agricultural Bank of China (“ABC”) for a period of six months. Under the terms of the agreements, ABC advanced $9,662,478 to the Company and as a condition of these financing agreements, the Company is required to pledge its notes receivable in the aggregate amount of $9,510,374 as guarantees.  In addition, the Company is required to maintain a bank deposit of $1,426,556 which is classified as restricted cash in the condensed consolidated balance sheet as of June 30, 2012.  These financing loans carry interest at a rate equal to LIBOR plus 2.5% (a rate range between 3.2% and 3.3% at June 30, 2012) and mature on various dates between September 2012 and December 2012. The Company recorded interest expense totaling $66,426 and $67,916 related to these financing agreements for the three months and six months ended June 30, 2012.

(9)           Major Customers and Suppliers

One customer accounted for approximately 18% and 18%, respectively, of the Company’s revenue during the three months and six months ended June 30, 2012.  One customer accounted for approximately 24% and 28%, respectively of the Company’s revenue during the three months and six months ended June 30, 2011.

No supplier had 10% or more of the Company’s purchases during the three months and six months June 30, 2012.   There were one and three suppliers, who accounted for 10% or more of the Company’s purchases, accounted for approximately 10% and 42%, respectively, of the Company’s purchases during the three months and six months ended June 30, 2011.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to  general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2012 and December 31, 2011, the Company’s statutory reserve fund was approximately $3.2 million and $2.8 million, respectively.

(11)         Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. Ms. Cheng Weihong is a director of the Company and also the Senior Vice President and Chairwoman of Shisheng and wife of the Company’s President and Chief Executive Officer, Mr. Tong Shiping. As of June 30, 2012 and December 31, 2011, the outstanding balances due to Ms. Cheng Weihong were $521,090 and $22,316, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses through 2011. As of June 30, 2012 and December 31, 2011, the outstanding balances due to Sino Peace Limited were $2,153,500 and $2,156,235, respectively.

In connection with the Goodcar acquisition, the Company acquired the balances due to former shareholders of Goodcar of $1,084,905. Upon completion of the share issuance, these former shareholders of Goodcar became shareholders of the Company. The balances due to these shareholders of $1,138,868 and $1,140,313 as of June 30, 2012 and December 31, 2011, respectively, were outstanding as Due to Shareholders in the condensed consolidated balance sheets

The balances as discussed above as of June 30, 2012 and December 31, 2011 are interest-free, unsecured and have no fixed term of repayment. During the three months and six months ended June 30, 2012 and 2011, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended June 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$147,243,467	$2,037,550	$192,380	$342,734	$231,837	$-	$150,047,968

Cost of revenue	145,851,747	995,647	73,431	75,793	2,624	-	146,999,242

Operating expenses
Selling and marketing	83,407	62,442	7,129	15,998	13,737	-	182,713
General and administrative	90,960	68,097	7,774	17,447	14,981	199,260	398,519
Total operating expenses	174,367	130,539	14,903	33,445	28,718	199,260	581,232

Income (loss) from operations	$1,217,353	$911,364	$104,046	$233,496	$200,495	$(199,260)	$2,467,494

Three Months Ended June 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$123,093,521	$1,103,777	$2,001,057	$375,560	$236,643	$-	$126,810,558

Cost of revenue	121,850,514	590,227	173,836	28,355	10,483	-	122,653,415

Operating expenses
Selling and marketing	78,624	34,162	205,313	31,353	15,044	-	364,496
General and administrative	43,618	185,063	108,896	21,552	11,189	296,700	667,018
Total operating expenses	122,242	219,225	314,209	52,905	26,233	296,700	1,031,514

Income (loss) from operations	$1,120,765	$294,325	$1,513,012	$294,300	$199,927	$(296,700)	$3,125,629

Six Months Ended June 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$251,541,304	$4,037,982	$487,207	$958,728	$468,333	$-	$257,493,554

Cost of revenue	248,380,107	2,128,774	174,592	225,542	5,228	-	250,914,243

Operating expenses
Selling and marketing	206,536	122,794	20,605	48,443	30,012	-	428,390
General and administrative	301,778	171,429	30,848	72,995	42,847	619,898	1,239,795
Total operating expenses	508,314	294,223	51,453	121,438	72,859	619,898	1,668,185

Income (loss) from operations	$2,652,883	$1,614,985	$261,162	$611,748	$390,246	$(619,898)	$4,911,126

Six Months Ended June 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$201,361,939	$1,802,448	$3,973,039	$774,463	$472,657	$-	$208,384,546

Cost of revenue	198,859,280	954,292	351,177	45,415	43,015	-	200,253,179

Operating expenses
Selling and marketing	173,121	61,708	407,923	64,096	31,795	-	738,643
General and administrative	106,643	208,302	198,818	41,203	25,321	769,547	1,349,834
Total operating expenses	279,764	270,010	606,741	105,299	57,116	769,547	2,088,477

Income (loss) from operations	$2,222,895	$578,146	$3,015,121	$623,749	$372,526	$(769,547)	$6,042,890

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of June 30, 2012	$94,359,043	$91,236,711	$5,290,406	$212,623	$21,710	$371,101	$191,491,594

As of December 31, 2011	$83,251,017	$111,200,298	$5,481,626	$455,297	$168,606	$608,248	$201,165,092

(13)        Reclassification

The Company reclassified interest expense related to financing services beginning the quarter ended September 30, 2011. Interest expense related to financing services is now reported as a component of cost of revenue. Interest expense was previously netted against revenue prior to the quarter ended September 30, 2011. The result of the reclassifications was to increase revenue and cost of revenue by $583,989 and $947,177 for the three months and six months ended June 30, 2011. There was no effect on income from operations or net income.

In addition, the Company reclassified the increase of borrowings on lines of credit for loans extended to the Company's customer from non-cash transaction to the changes in receivables related to financing services and lines of credit in related to financing services on the condensed consolidated financial statement of cash flows for the six months ended June 30, 2011.

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

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the shareholders of Chongqing Qizhong Technology Development Co., Ltd. (“Goodcar”) to acquire all issued and outstanding stocks of Goodcar for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously. Goodcar is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“ US GAAP ”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the collection of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2012, the deferred tax assets amounting to $0.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $28.8 million as of June 30, 2012. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2012 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2012, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

During the year ended December 31, 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, which is a reporting unit under our Automobile Value Added Services segment, we reevaluated our goodwill and intangible assets related to this reporting unit and determined that the related goodwill and intangible assets were impaired. We recorded impairment losses of $810,571 and $83,012 ($62,259 after-tax), respectively, in respect of our goodwill and intangible assets related to this reporting unit for the year ended December 31, 2011. Except for this reporting unit, there was no indication that the carrying value of goodwill or intangible assets related to other reporting units may not be recoverable based on the result of our evaluation.

There was no impairment loss during the three months and six months ended June 30, 2012.

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

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB is issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.  ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2012	% of net revenue	Three Months Ended June 30, 2011	% of net revenue	Change in %
Net revenue	$150,047,968	100.00%	$126,810,558	100.00%	18.32%
Cost of revenue	146,999,242	97.97%	122,653,415	96.72%	19.85%
Gross profit	3,048,726	2.03%	4,157,143	3.28%	(26.66)%
Operating expenses	581,232	0.39%	1,031,514	0.81%	(43.65)%
Income from operations	2,467,494	1.64%	3,125,629	2.47%	(21.06)%
Other income (expenses)	(151,904)	(0.10)%	13,674	0.01%	(1,210.89)%
Income before income taxes and noncontrolling interests	2,315,590	1.54%	3,139,303	2.48%	(26.24)%
Net income	1,652,506	1.10%	2,313,371	1.82%	(28.57)%
Net income attributable to shareholders of China Auto Logistics Inc.	$1,649,461	1.10%	$2,286,200	1.80%	(27.85)%

For the three months ended June 30, 2012, our net revenue increased 18.32% to $150,047,968, from $126,810,558 for the same period in 2011, and our cost of revenue increased 19.85% to $146,999,242 from $122,653,415 for the same period in 2011. Gross profit margin decreased from 3.28% for the three months ended June 30, 2011 to 2.03% for the same period in 2012.  As compared to the same period in 2011, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2012 decreased 26.66% to $3,048,726, decreased 21.06% to $2,467,494, decreased 28.57% to $1,652,506 and decreased 27.85% to $1,649,461, respectively, primarily due to a decrease in our web-based advertising revenue which was partially offset by the increase in our sales of automobiles and growth in our other services operating segments, led by financing services revenue.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2012	% of net revenue	Three Months Ended June 30, 2011	% of net revenue	Change in %
Net revenue	$150,047,968	100.00%	$126,810,558	100.00%	18.32%
- Sales of Automobiles	147,243,467	98.13%	123,093,521	97.06%	19.62%
- Financing Services	2,037,550	1.36%	1,103,777	0.87%	84.60%
- Web-based Advertising Services	192,380	0.13%	2,001,057	1.58%	(90.39)%
- Automobile Value Added Services	342,734	0.23%	375,560	0.30%	(8.74)%
- Auto Mall Management Services	231,837	0.15%	236,643	0.19%	2.03%

Sales of Automobiles

Net revenue from sales of automobiles increased 19.62% to $147,243,467 for the three months ended June 30, 2012 from $123,093,521for the same period in 2011. During the three months ended June 30, 2012 and 2011, the Company sold 1,675 automobiles and 1,129 automobiles, respectively, representing an increase of approximately 48% in volume. The average unit selling price per automobile for the three months ended June 30, 2012 decreased 19.37% to $87,907 from $109,029 for the same period in 2011.   According to a forecast report issued by IHS Automotive (“IHS”) on April 28, 2012, it is expected that the growth rates for the high-end automobile market in China will exceed those for the mainstream automobile market. IHS also forecasts the sales will grow 139.5% during the period from 2010 through 2015. Based on the current growth forecast, China will soon become the top market for most of the major luxury automotive manufacturers.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

During the three months ended June 30, 2012, our vendors offered better prices for our purchases which translated into lower selling prices which allowed us to increase the numbers of automobiles sold. In addition, we experienced higher demands for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz. As a result, average selling prices for these top three brands declined 25%, 6% and 17%, respectively for the three months ended June 30, 2012 as compared to those of the same period of 2011. Total sales for these top three brands accounted for approximately 84% and 82% of our total automobile sales for the three months ended June 30, 2012 and 2011, respectively. Our gross margin for sales of automobiles decreased from 1.01% for the three months ended June 30, 2011 to 0.95% for the three months ended June 30, 2012.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 26.53% and 21.08% of the Company’s sales during the three months ended June 30, 2012 and 2011, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from financing Services for the three months ended June 30, 2012 increased 84.60% to $2,037,550 from $1,103,777 for the same period in 2011. The Company had aggregate credit lines of approximately $128 million (RMB810 million) and had approximately $60 million drawn on our lines as of June 30, 2012. We had approximately $59 million drawn on our $135 million (RMB875,000,000) lines of credit as of June 30, 2011. We continue to take advantage of the available credit lines granted by our banks to expand our financing services operations. As a result, we were able to continue to grow in the financing service segment. During the second quarter of 2012, the China benchmark interest rate decreased by 25 basis points. Our financing service income and related cost of revenue are affected by the interest charged by the banks. The ratio of interest income to net financing income was lower during the three months ended June 30, 2012 due to the effects of the lower interest rates during the three months ended June 30, 2012 as compared to those during the same period of 2011.  In addition, we continue to add new financing service types and increase the prices for our services which also helped increase our gross margin percentage to 51.14% for the three months ended June 30, 2012 from 46.53% for the three months ended June 30, 2011.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, China ZheShang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank. We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of June 30, 2012, the Company had aggregate credit lines of $128 million (RMB 810 million). Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

We currently operate in 50 cities throughout China and target to increase the geographical coverage to 60 cities reaching 70% of the auto buying public. In the three months ended June 30, 2012 and 2011, all of our revenue from our websites was generated by subscription fees and advertisements. Our web-based advertising service revenue decreased 90.39% from $2,001,057 for the three months ended June 30, 2012 to $192,380 for the same period of 2012. We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform which allows our customers and potential customers to have access to our products including the automobile sales, automobile valued added services and financing services. Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites. Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products. The results have been positive as our other services continue to grow which we believe will benefit us long term.

Automobile Import Value Added Services

Our Automobile Value Added Services (“VAS”) revenue decreased 8.74%, from $375,560 for the three months ended June 30, 2011 to $342,734 for the three months ended June 30, 2012. We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

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

Our Auto Mall Management Services revenue for the three months ended June 30, 2012 and 2011 were $231,837 and $236,643, respectively.  This 2.03% decrease was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Three Months Ended June 30, 2012	% of net revenue	Three Months Ended June 30, 2011	% of net revenue	Change in %
Net revenue	$150,047,968	100.00%	$126,810,558	100.00%	18.32%
Cost of revenue	146,999,242	97.97%	122,653,415	96.72%	19.85%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 19.85%, from $122,653,415 for the three months ended June 30, 2011 to $146,999,242 for the three months ended June 30, 2012. The increase was primarily due to the increase in the number of automobiles sold in the period, which is consistent with our net revenue growth rate.  Our cost of revenue percentage increased as the percentage of our automobile sales to our total net revenue continued to increase, which lowered our gross margin percentage. Sales of automobiles accounted for 98.13% of our total revenue for the three months ended June 30, 2012 as compared to 97.06% for the three months ended June 30, 2011. Automobile sales traditionally generated large sales amounts but lower gross margin. As the proportion of automobile sales to our total revenue increased, our overall gross margin decreased during the three months ended June 30, 2012 as compared to that of June 30, 2011. Our cost of revenue related to sales of automobile increased to 145,851,747 for the three months ended June 30, 2012 from $121,850,514 for the same period of 2011, an increase of $24,001,233 or 19.70%, which was in line with increase of revenue related to automobile sales of 19.62%.

Our cost of revenue consists primarily of the purchase price of imported automobiles and we have limited control over such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended June 30, 2012	% of total	Three Months Ended June 30, 2011	% of total	Change in %
Operating Expenses
- Selling and Marketing	$182,713	31.44%	$364,496	35.34%	(49.87)%
- General and Administrative	398,519	68.56%	667,018	64.66%	(40.25)%
Total	$581,232	100.00%	$1,031,514	100.00%	(43.65)%

During the three months ended June 30, 2012, our total operating expenses decreased 43.65% to $581,232 from $1,031,514 for the same period in 2011. This decrease was a combination of a 49.87% decrease in selling and marketing expenses to $182,713 for the three months ended June 30, 2012 from $364,496 for the same period in 2011, and a 40.25% decrease in general and administrative expenses to $398,519 for the three months ended June 30, 2012 from $667,018 for the same period in 2011.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in
	2012	2011	%
Primary selling and marketing expenses
- Payroll	$34,010	$132,531	(74.34)%
- Staff related costs	14,348	27,544	(47.91)%
- Office supplies	13,553	25,851	(47.57)%
- Advertising and promotion	-	36,564	(100.00)%
- Entertainment	17,125	22,670	(24.46)%
- Rent	73,696	56,248	31.02%

Payroll expenses decreased by 74.34% during the three months ended June 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions. Staff-related costs decreased 47.91% during the three months ended June 30, 2012 which was due to the reduction of employee headcounts at Goodcar and such reduction was partially offset by the severance paid to our terminated employees at Goodcar.  We did not incur any advertising and promotion expenses during the three months ended June 30, 2012.  Entertainment expenses decreased by 24.46% for the three months ended June 30, 2012. The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expense includes rent charged for space occupied in the auto mall show room and rent for our corporate office in Tianjin.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended June 30,		Change in
	2012	2011	%
Primary general and administrative expenses
- Payroll	$97,901	$202,928	(51.76)%
- Staff related costs	26,461	40,377	(34.47)%
- Entertainment	10,699	9,273	15.38%
- Depreciation	42,336	52,397	(19.2)%
- Legal and professional fees	261,198	239,734	8.95%

Payroll expenses decreased 51.76% during the three months ended June 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions. Staff-related costs decreased 34.47% during the three months ended June 30, 2012 which was due to the reduction of employee headcounts at Goodcar and such reduction was partially offset by the severance paid to our terminated employees at Goodcar.  Depreciation expense decreased by 19.2% as certain of goodcar’s assets were disposed as a result of the consolidation of several of this division’s offices into our Tianjin headquarters.  Legal and professional fees increased 8.95% for the three months ended June 30, 2012 primarily due to general increases of fees in our legal, accounting, auditing and internal control.

Income from Operations

Income from operations decreased 21.06% for the three months ended June 30, 2012 to $2,467,494 from $3,125,629 in the same period of 2011. Our gross profit decreased 26.66% to $3,048,726 for the three months ended June 30, 2012 from $4,157,143 for the same period of 2011. Even though our net revenue increased by 18.32%, such increases were primarily attributable to the increase of our automobile sales. The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margin declined to approximately $2.6 million during the three months ended June 30, 2012 as compared to approximately $3.5 million in the same period of 2011, primarily due to the decline in web-based advertising revenue which was partially offset by the increase of revenue generated by our financing services.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2012	% of net revenue	Six Months Ended June 30, 2011	% of net revenue	Change in %
Net revenue	$257,493,554	100.00%	$208,384,546	100.00%	23.57%
Cost of revenue	250,914,243	97.44%	200,253,179	96.10%	25.30%
Gross profit	6,579,311	2.56%	8,131,367	3.90%	(19.09)%
Operating expenses	1,668,185	0.65%	2,088,477	1.00%	(20.12)%
Income from operations	4,911,126	1.91%	6,042,890	2.90%	(18.73)%
Other income (expenses)	(270,160)	(0.11)%	17,105	0.01%	(1,679.42)%
Income before income taxes and noncontrolling interests	4,640,966	1.80%	6,059,995	2.91%	(23.42)%
Net income	3,241,293	1.26%	4,417,875	2.12%	(26.63)%
Net income attributable to shareholders of China Auto Logistics Inc.	$3,230,938	1.25%	$4,363,334	2.09%	(25.95)%

For the six months ended June 30, 2012, our net revenue increased 23.57% to $257,493,554, from $208,384,546 for the same period in 2011, and our cost of revenue increased 25.30% to $250,914,243 from $200,253,179 for the same period in 2011. Gross profit margin decreased from 3.90% for the six months ended June 30, 2011 to 2.56% for the same period in 2012.  As compared to the same period in 2011, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2012 decreased 19.09% to $6,579,311, decreased 18.73% to $4,911,126,  decreased 26.63% to $3,241,293 and decreased 25.95% to $3,230,938, respectively, primarily due to a decrease in our web-based advertising revenue which was partially offset by the increase in our sales of automobiles and growth in our other services operating segments, led by financing services revenue.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2012	% of net revenue	Six Months Ended June 30, 2011	% of net revenue	Change in %
Net revenue	$257,493,554	100.00%	$208,384,546	100.00%	23.57%
- Sales of Automobiles	251,541,304	97.69%	201,361,939	96.63%	24.92%
- Financing Services	4,037,982	1.57%	1,802,448	0.86%	124.03%
- Web-based Advertising Services	487,207	0.19%	3,973,039	1.91%	(87.74)%
- Automobile Value Added Services	958,728	0.37%	774,463	0.37%	23.79%
- Auto Mall Management Services	468,333	0.18%	472,657	0.23%	(0.91)%

Sales of Automobiles

Net revenue from sales of automobiles increased 24.92% to $251,541,304 for the six months ended June 30, 2012 from $201,361,939 for the same period in 2011. During the six months ended June 30, 2012 and 2011, the Company sold 2,804 automobiles and 1,914 automobiles, respectively, representing an increase of 46.50% in volume. The average unit selling price per automobile for the six months ended June 30, 2012 decreased 14.73% to $89,708 from $105,205 for the same period in 2011.

During the six months ended June 30, 2012, our vendors offered better prices for our purchases which translated into lower selling prices which allowed us to increase the numbers of automobiles sold. In addition, we experienced higher demands for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz. As a result, average selling prices for these top three brands declined 18%, 5% and 17%, respectively for the six months ended June 30, 2012 as compared to those of the same period of 2011. Total sales for these top three brands accounted for approximately 78% and 82% of our total automobile sales for the six months ended June 30, 2012 and 2011, respectively. Our gross margin for sales of automobiles increased slightly from 1.24% for the six months ended June 30, 2011 to 1.26% for the six months ended June 30, 2012.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 29.05% and 17.80% of the Company’s sales during the six months ended June 30, 2012 and 2011, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the six months ended June 30, 2012 increased 124.03% to $4,037,982 from $1,802,448 for the same period in 2011. Our financing service income and related cost of revenue are affected by the interest charged by the banks.  During the second quarter of 2012, the China benchmark interest rate decreased by 25 basis points.  The ratio of interest income to net financing income was higher in the three months ended March 31, 2012 and trended lower during the three months ended June 30, 2012 due to the effects of lower interest rates during the three months ended June 30, 2012 as compared to those during the same period of 2011.  In addition, we continue to add new financing service types and increase the prices for each of our financing services which also help increase our gross margin percentage to 47.28% for the six months ended June 30, 2012 from 47.06% for the six months ended June 30, 2011.

Web-based Advertising Services

In the six months ended June 30, 2012 and 2011, all of our revenue from our websites was generated by subscription fees and advertisements. Our web-based advertising service revenue decreased 87.74% from $3,973,039 for the six months ended June 30, 2011 to $487,207 for the same period of 2012.  We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform which allows our customers and potential customers to have access to our products including the automobile sales, automobile valued added services and financing services. Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites. Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products. The results have been positive as our other services continue to grow which we believe will benefit us long term.

Automobile Import Value Added Services

Our VAS revenue increased 23.79%, from $774,463 for the six months ended June 30, 2011 to $958,728 for the six months ended June 30, 2012. We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the six months ended June 30, 2012 and 2011 were $468,333 and $472,657, respectively.  This 0.91% decrease was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Six Months Ended June 30, 2012	% of net revenue	Six Months Ended June 30, 2011	% of net revenue	Change in %
Net revenue	$257,493,554	100.00%	$208,384,546	100.00%	23.57%
Cost of revenue	250,914,243	97.44%	200,253,179	96.10%	25.30%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 25.30%, from $200,253,179 for the six months ended June 30, 2011 to $250,914,243 for the six months ended June 30, 2012. The increase was primarily due to the increase in the number of automobiles sold in the period, which is consistent with our net revenue growth rate.  Our cost of revenue percentage increased as the percentage of our automobile sales to our total net revenue continued to increase, which lowered our gross margin percentage. Sales of automobiles accounted for 97.69% of our total revenue for the six months ended June 30, 2012 as compared to 96.61% for the six months ended June 30, 2011. Automobile sales traditionally generated large sales amounts but lower gross margin. As the proportion of automobile sales to our total revenue increased, our overall gross margin decreased during the six months ended June 30, 2012 as compared to that of June 30, 2011. Our cost of revenue related to sales of automobile increased to $248,380,107 for the six months ended June 30, 2012 from $198,859,280 for the same period of 2011, an increase of $49,520,827 or 24.90%, which was in line with increase of revenue related to automobile sales of 24.92%.

Operating Expenses

	Six Months Ended June 30, 2012	% of total	Six Months Ended June 30, 2011	% of total	Change in %
Operating Expenses
- Selling and Marketing	$428,390	25.68%	$738,643	35.37%	(42.00)%
- General and Administrative	1,239,795	74.32%	1,349,834	64.63%	(8.15)%
Total	$1,668,185	100.00%	$2,088,477	100.00%	(20.12)%

During the six months ended June 30, 2012, our total operating expenses decreased 20.12% to $1,668,185 from $2,088,477 for the same period in 2011. This decrease was a combination of a 42.00% decrease in selling and marketing expenses to $428,390 for the six months ended June 30, 2012 from $738,643 for the same period in 2011, and a 8.15% decrease in general and administrative expenses to $1,239,795 for the six months ended June 30, 2012 from $1,349,834 for the same period in 2011.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in
	2012	2011	%
Primary selling and marketing expenses
- Payroll	$83,995	$247,010	(66.00)%
- Staff related costs	55,353	59,255	(6.59)%
- Office supplies	28,666	47,112	(39.15)%
- Advertising and promotion	6,106	90,722	(93.27)%
- Entertainment	38,735	55,913	(30.72)%
- Rent	135,705	110,182	23.16%

Payroll expenses decreased by 66.00% during the six months ended June 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions. Staff-related costs decreased by 6.59% during the six months ended June 30, 2012 which was due to the reduction of employee headcounts at Goodcar and such reduction was partially offset by the severance paid to our terminated employees at Goodcar.   Advertising and promotion expenses decreased 93.27% for the six months ended June 30, 2012 as we substantially reduced such spending in the Goodcar division. Entertainment expenses decreased by 30.72% for the six months ended June 30, 2012. The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expense includes rent charged for space occupied in the auto mall show room and rent for our corporate office in Tianjin.

The following table sets forth a breakdown of the primary G&A expenses of the Company:

	Six Months Ended June 30,		Change in
	2012	2011	%
Primary general and administrative expenses
- Payroll	$221,352	$385,972	(42.65)%
- Staff related costs	120,972	78,290	54.52%
- Entertainment	53,123	32,585	63.03%
- Depreciation	88,727	117,124	(24.25)%
- Legal and professional fees	570,886	502,612	13.58%

Payroll expenses decreased 42.65% during the three months ended June 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions. Staff-related costs increased 54.52% during the six months ended June 30, 2012 as we paid severance to our terminated employees at Goodcar and such increase was partially offset by the reduction of employee headcounts at Goodcar.  Depreciation expense decreased by 24.25% as certain of Goodcar’s assets were disposed as a result of the consolidation of several of this division’s offices into our Tianjin headquarters.  Legal and professional fees increased 13.58% for the six months ended June 30, 2012 primarily due to general increases of fees in our legal, accounting, auditing and internal control.

Income from Operations

Income from operations decreased 18.73% for the six months ended June 30, 2012 to $4,911,126 from $6,042,890 in the same period of 2011. Our gross profit decreased 19.09% to $6,579,311 for the three months ended June 30, 2012 from $8,131,367 for the same period of 2011. Even though our net revenue increased by 23.57%, such increases were primarily attributable to the increase of our automobile sales. The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margin declined to approximately $5.5 million during the six months ended June 30, 2012 as compared to approximately $6.5 million in the same period of 2011, primarily due to the decline in web-based advertising revenue which was partially offset by the increase of revenue generated by our financing services.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expenses. The Company’s interest income is generated by interest earned through bank deposits while interest expenses are amounts paid by the Company with respect to its borrowings from banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three months and six months month period ended June 30, 2012 and 2011. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Net cash (used for) provided by operating activities	$(11,580,702)	$(7,466,048)
Net cash used for investing activities	(1,958)	(54,591)
Net cash provided by (used for) financing activities	5,892,692	(3,306,565)
Effect on exchange rate change on cash	3,519	219,823
Cash and cash equivalents at beginning of period	8,184,793	17,733,502
Cash and cash equivalents at end of period	2,498,344	7,126,121

Operating Activities

During the six months ended June 30, 2012, we used net cash for operating activities of $11,580,702, as compared to net cash used in operating activities of $7,466,048 in the same period of 2011. The increase of $4,114,654 in net cash used in operating activities was primarily due to the decreases of notes payable and customer deposits which were partially offset by the increases of receivable related to financing services.

Investing Activities

We had net purchases of property and equipment in the amount of $1,958 and $54,591, respectively, during the six months ended June 30, 2012 and 2011.

Financing Activities

During the six months ended June 30, 2012, net cash provided by financing activities was $5,892,692, as compared to $3,306,565 of net cash used for financing activities in the same period in 2011.  The net cash provided by financing activities mainly represents net proceeds from short-term loans from the banks in the amount of $5,393,942.  In addition, we received non interest bearing short-term advances from our director in the amount of $699,086 and repaid $200,336 during the six months ended June 30, 2012.

Our total cash and cash equivalents decreased to $2,498,344 as of June 30, 2012, as compared to $7,126,121 as of June 30, 2011.

Working Capital

As of June 30, 2012, the Company had working capital of $54,681,770 compared to working capital of $51,218,044 as of December 31, 2011.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash, accounts receivable and advances to suppliers.  As of June 30, 2012, the Company’s restricted cash increased by approximately $1.1 million, inventories increased by approximately $2.0 million and advances to suppliers increased by approximately $7.0 million and customer deposits decreased by approximately $10.0 million as compared with those as of December 31, 2011, which contributed to the increase of net cash used in operating activities.

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

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to: (a) hire additional personnel with sufficient knowledge and experience in US GAAP; and (b) provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

These new remediation initiatives were be put into place in the fourth quarter of 2011.  During the three months ended June 30, 2012, the Company’s accounting team in our headquarters assumed the responsibilities for all the accounting and reporting functions of Goodcar.  Accordingly, the material weakness stated in (i) above no longer existed as of June 30, 2012.  We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness stated in (ii) above is remediated.

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

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended June 30, 2012.

Item 6.	Exhibits.

    The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (1)	Amended and Restated Bylaws of the Company
10.1 (2)	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith

** Furnished herewith
(1) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed with the Securities and Exchanges Commission on December 5, 2008.
(2) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchanges Commission on May 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:         August 14, 2012

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (1)	Amended and Restated Bylaws of the Company
10.1 (2)	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
(1) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement, filed with the Securities and Exchanges Commission on December 5, 2008.
(2) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchanges Commission on May 15, 2012.