Form 10-Q
period 2012-09-30
China Auto Logistics Inc
filed 2012-11-14
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common Stock, $.001 par value per share	3,694,394 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$5,831,365	$8,184,793
Restricted cash	29,096,890	18,805,876
Accounts receivable - trade, net of allowance for doubtful accounts of $0 and $2,796 as of September 30, 2012 and December 31, 2011, respectively	-	107,936
Receivables related to financing services	60,207,733	89,252,244
Notes receivable	17,882,576	4,761,225
Inventories	37,974,350	28,702,113
Advances to suppliers	57,784,559	44,746,804
Prepaid expenses	66,000	141,665
Value added tax refundable	2,309,113	625,724
Total current assets	211,152,586	195,328,380

Property and equipment, net	435,185	642,672
Goodwill	3,725,870	3,736,573
Intangible assets, net	1,237,142	1,419,830
Other assets	24,236	37,637
Total Assets	$216,575,019	$201,165,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$60,331,553	$87,710,957
Short term borrowings	26,745,875	4,285,102
Accounts payable	286,062	1,566
Notes payable to suppliers	18,990,347	-
Accrued expenses	361,646	446,264
Customer deposits	43,440,866	46,865,945
Deferred revenue	285,254	319,974
Due to shareholders	3,287,105	3,296,548
Due to director	511,519	22,316
Income tax payable	690,385	1,161,664
Total current liabilities	154,930,612	144,110,336
Deferred tax liability	313,318	359,342
Total liabilities	155,243,930	144,469,678
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and Outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 3,693,912 shares issued and outstanding as of September 30, 2012 and December 31, 2011	3,694	3,694
Additional paid-in capital	21,994,074	21,994,074
Accumulated other comprehensive income	5,573,050	5,699,444
Retained earnings	33,187,809	28,439,322
Total China Auto Logistics Inc. shareholders’ equity	60,758,627	56,136,534
Noncontrolling interests	572,462	558,880
Total equity	61,331,089	56,695,414

Total liabilities and shareholders’ equity	$216,575,019	$201,165,092

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$170,456,821	$95,613,591	$427,950,375	$303,998,137
Cost of revenue	167,673,580	91,356,637	418,587,823	291,609,816
Gross profit	2,783,241	4,256,954	9,362,552	12,388,321

Operating expenses:
Selling and marketing	287,372	364,738	715,762	1,103,381
General and administrative	343,749	519,739	1,583,544	1,869,573
Total operating expenses	631,121	884,477	2,299,306	2,972,954

Income from operations	2,152,120	3,372,477	7,063,246	9,415,367

Other income (expenses)
Interest income	128,167	15,855	156,839	43,537
Interest expense	(154,883)	-	(381,527)	-
Loss on disposal of property and equipment	(12,719)	-	(84,793)	-
Miscellaneous	-	22,043	(114)	11,466
Total other income (expenses)	(39,435)	37,898	(309,595)	55,003

Income before income taxes	2,112,685	3,410,375	6,753,651	9,470,370

Income taxes	591,893	901,453	1,991,566	2,543,573

Net income	1,520,792	2,508,922	4,762,085	6,926,797

Less: Net income attributable to
noncontrolling interests	3,243	31,175	13,598	85,716

Net income attributable to shareholders of
China Auto Logistics Inc.	$1,517,549	$2,477,747	$4,748,487	$6,841,081

Earnings per share attributable to
shareholders of China Auto Logistics Inc.
– basic and diluted	$0.41	$0.68	$1.29	$2.04

Weighted average number of common shares
outstanding
– basic and diluted	3,693,912	3,661,296	3,693,912	3,351,414

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$1,520,792	$2,508,922	$4,762,085	$6,926,797

Other comprehensive income
Foreign currency translation adjustments	(96,367)	967,829	(126,410)	1,976,658

Comprehensive income	1,424,425	3,476,751	4,635,675	8,903,455

Less: Comprehensive income attributable to
noncontrolling interests	3,057	41,831	13,582	108,498

Comprehensive income attributable to
shareholders of China Auto Logistics Inc.	$1,421,368	$3,434,920	$4,622,093	$8,794,957

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$4,762,085	$6,926,797

Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Depreciation and amortization	302,153	375,019
Loss on disposal of property and equipment	84,793	7,736

Changes in operating assets and liabilities:
Restricted cash	(10,342,558)	(16,333,476)
Accounts receivable – trade	107,738	53,987
Receivables related to financing services	28,805,018	5,676,335
Notes receivable	(13,153,761)	-
Inventories	(9,355,312)	(10,069,346)
Advances to suppliers	(13,213,116)	(22,381,950)
Prepaid expenses, other current assets and other assets	88,709	104,246
Value added tax refundable	(1,685,533)	(1,022,221)
Deferred tax assets	-	10,107
Accounts payable	285,704	795,334
Line of credit related to financing services	(27,188,268)	10,113,303
Notes payable to suppliers	19,044,809	-
Accrued expenses	(48,001)	301,627
Customer deposits	(3,277,890)	12,701,116
Deferred revenue	(34,158)	(44,179)
Income tax payable	(468,182)	(110,713)
Deferred tax liability	(45,045)	(47,313)
Net cash used in operating activities	(25,330,815)	(12,943,591)

Cash flows from investing activities
Proceeds from disposal of property and equipment	-	30,004
Purchase of property and equipment	(1,958)	(100,154)
Net cash used in investing activities	(1,958)	(70,150)

Cash flows from financing activities
Proceeds from issuance of common stock	-	5,250,000
Proceeds from short-term loans	30,959,992	-
Repayments of short-term bank loans	(8,469,915)	-
Repayments to shareholders	-	(2,754,479)
Proceeds from director	699,086	38,710
Repayments to director	(210,209)	(590,796)
Net cash flows provided by financing activities	22,978,954	1,943,435

Effect of exchange rate change on cash	391	348,413

Net decrease in cash and cash equivalents	(2,353,428)	(10,721,893)

Cash and cash equivalents at the beginning of period	8,184,793	17,733,502
Cash and cash equivalents at the end of period	$5,831,365	$7,011,609

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Nine Months Ended September 30,
	2012	2011

Supplemental disclosure of cash flow information
Interest paid	$3,059,236	$1,556,432
Income taxes paid	$2,458,979	$2,693,788

Non-cash activities

Increase in balance due to shareholders for accrued expenses paid by shareholder	$-	$440,113

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, which have been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2012 and the results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, and the cash flows for the nine-month periods ended September 30, 2012 and 2011.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2012 and December 31, 2011 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of September 30, 2012 and December 31, 2011.

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.  Goodwill is tested annually for impairment, during the fourth quarter of our fiscal year, or more frequently if circumstances indicate the possibility of impairment.  Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment.  During the year ended December 31, 2011, due to the planned closing of the operations of Chongqing Qizhong Technology Development Co., Ltd. (“Goodcar”) related to sales of VIP membership cards and other promotion services, which is a reporting unit under our Automobile Value Added Services segment, we reevaluated our goodwill and intangible assets related to this reporting unit and determined that the related goodwill and intangible assets were impaired.  The Company recorded impairment losses of $810,571 and $83,012 ($62,259 after-tax) in respect of our goodwill and intangible assets related to this reporting unit for the year ended December 31, 2011.  There was no impairment of goodwill for the three months and nine months ended September 30, 2012.  No events have occurred subsequent to September 30, 2012 that indicates impairment may have occurred.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2012 and 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Reverse Stock Split

On October 9, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation to effect a one-for-six reverse split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share.  The Certificate of Amendment was effective upon filing on October 9, 2012.  The Company’s stockholders, at a Special Meeting of Stockholders held on September 4, 2012, had previously authorized the Company’s Board of Directors to effect a reverse stock split at a ratio of up to one-for-six to be determined by the Board of Directors.  There was no change to the authorized shares of common stock of the Company as a result of the reverse stock split.  Any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the next whole share.

Accordingly, all references to numbers of common shares and per-share data in the accompanying condensed consolidated financial statements and notes have been retroactively adjusted to reflect the effects of the reverse stock split.

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

(2)            Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	September 30,	December 31,
	2012	2011

Collateral for bank’s issuance of letters of credit to the Company’s customers	$5,099,811	$18,805,876
Collateral for borrowings on the lines of credit related to financing services	5,956,249	-
Collateral for notes payable to suppliers	9,495,174	-
Collateral for short-term borrowings – pledge financing agreement	8,545,656	-
	$29,096,890	$18,805,876

(3)           Property and Equipment

A summary of property and equipment is as follows:

	September 30,	December 31,
	2012	2011

Computer	$248,229	$231,043
Office equipment, furniture and fixtures	101,135	448,395
Leasehold improvement	101,267	134,217
Automobiles	1,079,972	1,146,419
	1,530,603	1,960,074
Less: Accumulated depreciation and amortization	1,095,418	1,317,402
	$435,185	$642,672

Depreciation and amortization expense for property and equipment amounted to approximately $39,080 and $55,940 for the three months ended September 30, 2012 and 2011, respectively; and amounted to approximately $123,233 and $185,768 for the nine months ended September 30, 2012 and 2011, respectively.

(4)           Goodwill

As of September 30, 2012 and December 31, 2011, our goodwill is as follows:

	September 30,	December 31,
	2012	2011

Acquired goodwill	$4,278,188	$4,278,188
Less: Accumulated impairment	(810,571)	(810,571)
Foreign currency translation adjustment	258,253	268,956
	$3,725,870	$3,736,573

There were no impairment losses during the three months and nine months ended September 30, 2012 and 2011.

(5)           Intangible Assets

Intangible assets include:

			As of September 30, 2012
	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$900,000	$52,641	$-	$456,442	$496,199
Memberships	102,000	6,276	83,012	25,264	-
	$1,002,000	$58,917	$83,012	$481,706	$496,199

Intangible asset not subject to amortization:
Trademark	700,000	40,943	-	-	740,943
	$1,702,000	$99,860	$83,012	$481,706	$1,237,142

			As of December 31, 2011
	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Value

Advertising customer relationships	$900,000	$55,378	$-	$278,620	$676,758
Memberships	102,000	6,276	83,012	25,264	-
	$1,002,000	$61,654	$83,012	$303,884	$676,758

Intangible asset not subject to amortization:
Trademark	700,000	43,072	-	-	743,072
	$1,702,000	$104,726	$83,012	$303,884	$1,419,830

All intangible assets were acquired in connection with the Goodcar acquisition on November 1, 2010.  There have been no further subsequent acquisitions of intangible assets.

Amortization expenses are $59,531 and $63,985 for the three months ended September 30, 2012 and 2011 and $178,920 and $189,251 for the nine months ended September 30, 2012 and 2011, respectively.

Estimated amortization expense relating to the existing intangible assets with definite lives for each of the three succeeding fiscal years is as follows:

Remainder of 2012	$59,540
2013	238,160
2014	198,499
$496,199

(6)           Notes Receivable

During the year ended December 31, 2011, one of the Company’s long term customers paid for the sale of the Company’s auto products by notes receivable in the amount of approximately $4,761,225 (RMB 30,000,000).  These notes receivable are short-term promissory notes issued by the Bank of Shanghai that entitle the Company to receive the full face amount from the bank at maturity, which is 6 months from the date of issuance.  The Company has arranged to transfer with recourse its notes receivable during the year ended December 31, 2011 to China Zheshang Bank under a factoring arrangement.  Details of the factoring arrangement are disclosed in Note 9(a).  These notes were fully collected during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, this customer paid for the sale of the Company’s auto products by additional notes receivable in an aggregate amount of approximately $11,077,702 (RMB 70,000,000).  These notes receivable are short-term promissory notes issued by the Bank of Dalian that entitle the Company to receive the full face amount from the bank at maturity, which is three months from the date of issuance.   These notes were fully collected during the nine months ended September 30, 2012.

During the three months ended September 30, 2012, this customer paid for the sale of the Company’s auto products by additional notes receivable in an aggregate amount of approximately $17,882,576 (RMB 113,000,000).  These notes receivable are short-term promissory notes issued by the Bank of Dalian and Bank of Shanghai that entitle the Company to receive the full face amount from the banks at maturity, which is three months from the date of issuance.

The Company has pledged the notes receivable in the amount of $17,882,576 as of September 30, 2012 as a condition of execution of certain short term financing agreements with Agricultural Bank of China.  Details of the financing agreements are disclosed in Note 9(b).

(7)           Lines of Credit Related to Financing Services

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the condensed consolidated statements of income.  Interest expense related to these lines of credit was $560,800 and $609,255 for the three months ended September 30, 2012 and 2011, respectively, and $2,677,709 and $1,556,432 for the nine months ended September 30, 2012 and 2011, respectively.

China Merchants Bank

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $12,660,231 (RMB 80,000,000).  The borrowings under the facility line of credit bear interest at rates ranging from 4.27% to 5.78% per annum and are repayable within 3 months from the dates of drawing.  As of September 30, 2012 and December 31, 2011, the Company had an outstanding balance of $0 and $8,905,335, respectively, under the facility line of credit.  The facility line of credit, which was guaranteed by a director of the Company, matured in June 2012 and was repaid.

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $12,660,231 (RMB 80,000,000).  The borrowings under the facility line of credit bear interest at rates to be determined upon drawing.  During the three months ended September 30, 2012, the interest is charged at rates ranging between 3.37% and 3.44% per annum and is repayable within 3 months from the dates of drawing.  As of September 30, 2012, the Company had an outstanding balance of $10,376,465 under the facility line of credit.  The facility line of credit is guaranteed by a director of the Company and a non-related entity which is a supplier of the Company, and matures in June 2013.

Agricultural Bank of China

(a)
In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China.  Under the terms of the agreement, the Company could borrow a maximum amount of $75,961,386 (RMB 480,000,000) as of September 30, 2012 and December 31, 2011.  The facility line of credit is guaranteed by two directors of the Company and originally matured in December 2012.  In September 2012, the Company and Agricultural Bank of China executed another facility line of credit agreement which superseded the February 2011 agreement.  See (b) below.

The borrowings under these facility lines of credit bear interest at rates ranging from 4.82% to 5.88% per annum and are repayable within three months from the dates of drawing.  As of September 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $47,601,718, respectively, under these facility lines of credit.

(b)
In September 2012, the Company entered into a facility line of credit agreement with Agricultural Bank of China.  Under the terms of the agreement, the Company could borrow a maximum amount of $82,291,502 (RMB 520,000,000) as of September 30, 2012.  The facility line of credit is guaranteed by five non-related entities, including three suppliers and two customers, one of which is a major customer, and matures in September 2013.

The borrowings under these facility lines of credit bear interest at rates ranging from 4.18% to 5.24% per annum and are repayable on the due dates which are predetermined prior to each draw.  As of September 30, 2012, the Company had outstanding balances of $43,998,839 under this facility line of credit.

(c)
In addition to the above facility lines of credit agreements with Agricultural Bank of China, the Company had $5,956,249 and $11,437,429 of short term foreign currency borrowings with Agricultural Bank of China as of September 30, 2012 and December, 31, 2011.  These short term foreign currency borrowings bear interest at rates ranging between 3.23% and 3.74% per annum, mature within three months or six months from the dates of borrowing and are secured by the amount of $5,956,249 and $11,437,429 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

PuDong Development Bank

In August 2011, the Company entered into a facility line of credit agreement with PuDong Development Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $15,825,289 (RMB 100,000,000) as of September 30, 2012 and December 31, 2011.  The borrowings under these facility lines of credit bear interest at rates ranging from 4.97% to 6.47% per annum.  As of September 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $9,093,646, respectively, under the facility line of credit.  The facility line of credit was guaranteed by a director of the Company and a non-related entity, which was also a supplier and a customer of the Company, and matured in August 2012.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $7,912,644 (RMB 50,000,000) as of September 30, 2012 and December 31, 2011.  This facility line of credit is guaranteed by two directors of the Company and two non-related entities, which are also suppliers and customers of the Company, and matured in June 2012.

In November 2011, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $23,737,933 (RMB 150,000,000) as of September 30, 2012 and December 31, 2011.  This facility line of credit is guaranteed by two directors of the Company and two non-related entities, one of which is a supplier and customer of the Company and the other one is owned by a close personal friend of Mr. Tong Shiping, the Company’s president and CEO, and matures in November 2013.

In September 2012, the Company entered into a facility line of credit agreement with China Zheshang Bank which superseded the November 2011 facility line of credit agreement mentioned above.  Under the terms of the agreement, the Company could borrow a maximum amount of $23,737,933 (RMB 150,000,000) as of September 30, 2012.  This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s president and CEO, Ms. Cheng Weihong, a director of the Company, and two unrelated parities, which are also customers (including one major customer) of the Company, and matures in September 2013.

The borrowing under these facility lines of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing.  As of September 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $496,181, respectively, under these facility lines of credit.

Industrial and Commercial Bank of China

In November 2011, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China.  Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis.  The borrowings under this facility bear interest at a rate of 4.17% per annum and are repayable within 3 months from the dates of drawing.  As of September 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $742,595, respectively, under the facility line of credit.  The facility line of credit matures in November 2012.

Shengjing Bank

In February 2011, the Company entered into a facility line of credit agreement with Shengjing Bank.  Under the terms of agreement, the Company could borrow a maximum amount of $11,077,702 (RMB 70,000,000) as of December 31, 2011.  The borrowings under this facility bear interest at rates ranging from 4.25% to 4.28% per annum and are repayable within 3 month from the dates of drawing.  As of December 31, 2011, the Company had no outstanding balances under the facility line of credit.  The facility line of credit was guaranteed by a director of the Company and a non-related entity, which was also a supplier and customer of the Company, and matured in February 2012.

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $12,660,231 (RMB 80,000,000) as of September 30, 2012 and December 31, 2011.  The borrowings under this facility bore interest at a rate 6.47% per annum and were repayable within 3 months from the dates of drawing.  As of September 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $9,434,053 under the facility line of credit.  The facility line of credit was guaranteed by two directors of the Company and two non-related entities, which were suppliers and customers of the Company, and matured in April 2012.

(8)           Notes Payable to Suppliers

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

As of September 30, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $18,990,347 (RMB 120,000,000) of which Bank of Jinzhou and Industrial and Commercial Bank of China will guarantee payments to suppliers within term of these notes for a period of six months.  The Company was required to maintain 50% of the notes amounts, or $9,495,174 as guaranteed funds, which was classified as restricted cash as of September 30, 2012.

The purpose of this arrangement is to provide additional time to the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(9)           Short Term Borrowings

(a) Factoring Agreement

In December 2011, the Company entered into a factoring agreement with China Zheshang Bank under which it sells receivables with recourse to the bank.  Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the receivables sold and collects the factored receivable balances directly from the customers.  The maximum borrowing percentage was increased to 90% per a verbal approval by the bank.  The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to the Company on collection.  In the event of a commercial dispute on the receivable, the factors have the right to demand that the Company repurchase the receivable and refund any advances to the bank.  The agreement allows the Company to sell receivables totaling up to $15,825,289 (RMB 100,000,000).  The factoring agreement expires in December 2012.

As of September 30, 2012 and December 31, 2011, the outstanding balances of $0 and $4,285,102, respectively, were classified as short term borrowings in the condensed consolidated balance sheets.

As of September 30, 2012 and December 31, 2011, the Company had outstanding balances of $0 and $4,761,225, respectively, for the sale of receivables under this factoring agreement.  Amounts outstanding under the agreement are included in short-term borrowings in the condensed consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860.  The Company recorded interest expense totaling $0 and $158,728 for the three months and nine months ended September 30, 2012 related to this factoring agreement.

(b) Pledge Financing Agreements

In March, April, June, July and September 2012, the Company entered into eleven short term financing agreements in the aggregate amount of $25,049,954 with Agricultural Bank of China (“ABC”) for a period of six months.  One of the agreements for an amount of $1,359,923 expired and was repaid during the three months ended September 30, 2012.  Total outstanding balance of these agreements was $23,690,031 as of September 30, 2012.  Under the terms of the agreements, ABC advanced $23,690,031 to the Company and as conditions of these financing agreements, the Company is required to pledge its notes receivable in the aggregate amount of $17,882,576 (RMB 113,000,000) as guarantees.  In addition, the Company is required to maintain a bank deposit of $8,545,656 (RMB 54,000,000) which is classified as restricted cash in the condensed consolidated balance sheet as of September 30, 2012.  Based on the preliminary estimates of the bank, these financing loans carry interest at a rate equal to LIBOR plus a rate between 0.3% and 2.6% (a rate range between 0.94% and 3.33% at September 30, 2012).  Upon the repayments dates of these draws, the Company will make final interest payments which could result in the effective interest rate paid to differ from the estimated interest rates provided by the bank prior to the draws.  These draws are repayable on various dates between September 2012 and March 2013.

The Company recorded interest expense totaling $151,781 and $219,697 related to these financing agreements for the three months and nine months ended September 30, 2012.

(c) Overdraft Agreement

In April 2012, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can borrow a maximum amount of $1,582,529 (RMB 10,000,000) as of September 30, 2012.  This overdraft line of credit is part of the RMB 100,000,000 facility line of credit with PuDong Development Bank stated above.  The borrowing under this facility bore interest at a rate of 7.32% for a borrowing period of 90 days and 8.0532% for an additional period of 30 days, and was secured by restricted cash deposited at the bank.  The overdraft agreement, which was guaranteed by a director of the Company and a non-related entity, which was a supplier and a customer of the Company, matured in August 2012 and was repaid.

(d) Loan Agreements

In September 2012, the Company entered into four loan agreements with China Zheshang Bank.  Under the terms of the agreements, the Company borrowed on aggregate loan amount of $3,055,844 (RMB 19,309,874) as of September 30, 2012.  The borrowings under these loan agreements bears interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s president and CEO, Ms. Cheng Weihong, a director of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company.   Total outstanding balance of these agreements was $3,055,844 as of September 30, 2012.  The Company recorded interest expense totaling $3,102 and $3,102 for the three months and nine months ended September 30, 2012 related to this factoring agreement.

(10)        Major Customers and Suppliers

Sales to customer #1 and customer #2 of the Company’s automobile sales segment totaled approximately $31,372,000 (18%) and $26,509,000 (16%), respectively, of the Company’s consolidated sales during the three months ended September 30, 2012.  Sales to customer #1 of the Company’s automobile sales segment totaled approximately $76,382,000 (18%) of the Company’s net revenue during the nine months ended September 30, 2012.  No customer accounted for 10% or more of the Company’s net revenue during the three months and nine months ended September 30, 2011.

One supplier, which accounted for 10% or more of the Company’s automobile purchases, accounted for approximately 15% and 11%, respectively, of the Company’s automobile purchases during the three months and nine months ended September 30, 2012.  No supplier provided 10% or more of the Company’s purchases during the three months and nine months September 30, 2011.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of September 30, 2012 and December 31, 2011, the Company’s statutory reserve fund was approximately $3.2 million and $2.8 million, respectively.

(12)        Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a director of the Company and also the Senior Vice President and Chairwoman of Shisheng and wife of the Company’s President and Chief Executive Officer, Mr. Tong Shiping.  As of September 30, 2012 and December 31, 2011, the outstanding balances due to Ms. Cheng Weihong were $511,519 and $22,316, respectively.

The Company’s shareholder, Sino Peace Limited, paid on behalf of the Company accrued expenses through 2011.  As of September 30, 2012 and December 31, 2011, the outstanding balances due to Sino Peace Limited were $2,150,058 and $2,156,235, respectively.

In connection with the Goodcar acquisition, the Company acquired the balances due to former shareholders of Goodcar of $1,084,905.  Upon completion of the share issuance, these former shareholders of Goodcar became shareholders of the Company.  The balances due to these shareholders of $1,137,047 and $1,140,313 as of September 30, 2012 and December 31, 2011, respectively, were outstanding as Due to Shareholders in the condensed consolidated balance sheets

The balances as discussed above as of September 30, 2012 and December 31, 2011 are interest-free, unsecured and have no fixed term of repayment.  During the three months and nine months ended September 30, 2012 and 2011, there was no imputed interest charged in relation to these balances.

(13)        Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations.  The following tables show the operations of the Company's operating segments:

Three Months Ended September 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$168,360,743	$1,491,170	$208,288	$159,115	$237,505	$-	$170,456,821

Cost of revenue	167,013,997	567,507	77,088	12,415	2,573	-	167,673,580

Operating expenses
Selling and marketing	139,052	95,369	13,547	15,147	24,257	-	287,372
General and administrative	83,166	57,039	8,102	9,059	14,508	171,875	343,749
Total operating expenses	222,218	152,408	21,649	24,206	38,765	171,875	631,121

Income (loss) from operations	$1,124,528	$771,255	$109,551	$122,494	$196,167	$(171,875)	$2,152,120

Three Months Ended September 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$91,812,927	$1,224,985	$1,692,876	$647,552	$235,251	$-	$95,613,591

Cost of revenue	90,307,120	615,304	300,152	131,596	2,465	-	91,356,637

Operating expenses
Selling and marketing	87,247	43,339	137,156	80,448	16,548	-	364,738
General and administrative	49,059	139,925	60,577	49,392	13,370	207,416	519,739
Total operating expenses	136,306	183,264	197,733	129,840	29,918	207,416	884,477

Income (loss) from operations	$1,369,501	$426,417	$1,194,991	$386,116	$202,868	$(207,416)	$3,372,477

Nine Months Ended September 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$419,902,047	$5,529,152	$695,495	$1,117,843	$705,838	$-	$427,950,375

Cost of revenue	415,394,104	2,696,281	251,680	237,957	7,801	-	418,587,823

Operating expenses
Selling and marketing	345,588	218,163	34,152	63,590	54,269	-	715,762
General and administrative	384,944	228,468	38,950	82,054	57,355	791,773	1,583,544
Total operating expenses	730,532	446,631	73,102	145,644	111,624	791,773	2,299,306

Income (loss) from operations	$3,777,411	$2,386,240	$370,713	$734,242	$586,413	$(791,773)	$7,063,246

Nine Months Ended September 30, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$293,174,866	$3,027,433	$5,665,915	$1,422,015	$707,908	$-	$303,998,137

Cost of revenue	289,166,400	1,569,596	651,329	177,011	45,480	-	291,609,816

Operating expenses
Selling and marketing	260,368	105,047	545,079	144,544	48,343	-	1,103,381
General and administrative	155,702	348,227	259,395	90,595	38,691	976,963	1,869,573
Total operating expenses	416,070	453,274	804,474	235,139	87,034	976,963	2,972,954

Income (loss) from operations	$3,592,396	$1,004,563	$4,210,112	$1,009,865	$575,394	$(976,963)	$9,415,367

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of September 30, 2012	$119,081,157	$91,426,053	$5,204,665	$409,853	$52,523	$400,768	$216,575,019

As of December 31, 2011	$83,251,017	$111,200,298	$5,481,626	$455,297	$168,606	$608,248	$201,165,092

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

Reverse Stock Split

On October 9, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation to effect a one-for-six reverse split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share.  The Certificate of Amendment was effective upon filing on October 9, 2012.  The Company’s stockholders, at a Special Meeting of Stockholders held on September 4, 2012, had previously authorized the Company’s Board of Directors to effect a reverse stock split at a ratio of up to one-for-six to be determined by the Board of Directors.  There was no change to the authorized shares of common stock of the Company as a result of the reverse stock split.  Any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the next whole share.  The new CUSIP number for the Company’s common stock following the reverse split is 16936J 202.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes.  Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We conduct this analysis on a quarterly basis.  As of September 30, 2012, the deferred tax assets amount to $0.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely.  These earnings relate to ongoing operations and are approximately $29.9 million as of September 30, 2012.  Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2012 or unrecognized tax benefit which would affect the effective income tax rate in future periods.  The Company classifies interest and/or penalties related to income tax matters in income tax expense.  As of September 30, 2012, there are no interest or penalties related to uncertain tax positions.  The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Goodwill and Acquired Intangible Assets Impairment

We perform our impairment tests for goodwill and acquired intangible assets with indefinite lives on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill and acquired intangible assets recorded on our condensed consolidated balance sheet may exist.  In order to estimate the fair value of goodwill and intangible assets with indefinite lives, we typically estimate future revenue, consider market factors and estimate our future cash flows.  Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our consolidated balance sheet to its estimated fair value.  Assumptions, judgments and estimates about future values are complex and often subjective.  They can be affected by a variety of external and internal factors, including industry and economic trends and changes in our business strategy or our internal forecasts.  Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our reported financial results.

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

There was no impairment loss during the three months and nine months ended September 30, 2012.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2012	% of net revenue	Three Months Ended September 30, 2011	% of net revenue	Change in %
Net revenue	$170,456,821	100.00%	$95,613,591	100.00%	78.28%
Cost of revenue	167,673,580	98.37%	91,356,637	95.55%	83.54%
Gross profit	2,783,241	1.63%	4,256,954	4.45%	(34.62)%
Operating expenses	631,121	0.37%	884,477	0.93%	(28.64)%
Income from operations	2,152,120	1.26%	3,372,477	3.52%	(36.19)%
Other income (expenses)	(39,435)	(0.02)%	37,898	0.04%	(204.06)%
Income before income taxes and noncontrolling interests	2,112,685	1.24%	3,410,375	3.56%	(38.05)%
Net income	1,520,792	0.89%	2,508,922	2.62%	(39.38)%
Net income attributable to shareholders of China Auto Logistics Inc.	$1,517,549	0.89%	$2,477,747	2.59%	(38.75)%

For the three months ended September 30, 2012, our net revenue increased 78.28% to $170,456,821, from $95,613,591 for the same period in 2011, and our cost of revenue increased 83.54% to $167,673,580 from $91,356,637 for the same period in 2011.  Gross profit margin decreased 34.62% from 4.45% for the three months ended September 30, 2011 to 1.63% for the same period in 2012.  As compared to the same period in 2011, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2012 decreased 34.62% to $2,783,241, decreased 36.19% to $2,152,120, decreased 39.38% to $1,520,792 and decreased 38.75% to $1,517,549, respectively, primarily due to a decrease in our web-based advertising revenue and continuing decrease in the gross profit margin of our sales of automobiles which was partially offset by the increase of our financing services revenue.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2012	% of net revenue	Three Months Ended September 30, 2011	% of net revenue	Change in %
Net revenue	$170,456,821	100.00%	$95,613,591	100.00%	78.28%
- Sales of Automobiles	168,360,743	98.78%	91,812,927	96.02%	83.37%
- Financing Services	1,491,170	0.87%	1,224,985	1.28%	21.73%
- Web-based Advertising Services	208,288	0.12%	1,692,876	1.77%	(87.70)%
- Automobile Value Added Services	159,115	0.09%	647,552	0.68%	(75.43)%
- Auto Mall Management Services	237,505	0.14%	235,251	0.25%	0.96%

Sales of Automobiles

Net revenue from sales of automobiles increased 78.28% to $170,456,821 for the three months ended September 30, 2012 from $95,613,591 for the same period in 2011.  During the three months ended September 30, 2012 and 2011, the Company sold 2,004 automobiles and 871 automobiles, respectively, representing an increase of approximately 130% in volume.  The average unit selling price per automobile for the three months ended September 30, 2012 decreased 20.30% to $84,012 from $105,411 for the same period in 2011.   According to a forecast report issued by IHS Automotive (“IHS”) on April 28, 2012, it is expected that the growth rates for the high-end automobile market in China will exceed those for the mainstream automobile market.  IHS also forecasts the sales will grow 139.5% during the period from 2010 through 2015.  Based on the current growth forecast, China will soon become the top market for most of the major luxury automotive manufacturers.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

Throughout 2012, our vendors offered better prices for our purchases as compared to those in 2011, which translated into lower selling prices which allowed us to increase the numbers of automobiles sold.  We have been experiencing increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  In addition, we experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz.  As a result, average selling prices for these top three brands declined 31%, 8% and 19%, respectively for the three months ended September 30, 2012 as compared to those of the same period of 2011.  Total sales for these top three brands accounted for approximately 87% and 84% of our total automobile sales for the three months ended September 30, 2012 and 2011, respectively.  Our gross margin for sales of automobiles decreased from 1.64% for the three months ended September 30, 2011 to 0.80% for the three months ended September 30, 2012.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 37% and 12% of the Company’s sales during the three months ended September 30, 2012 and 2011, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from financing Services for the three months ended September 30, 2012 increased 21.73% to $1,491,170 from $1,224,985 for the same period in 2011.  The Company had aggregate credit lines of approximately $119 million (RMB 750,000,000) and had approximately $60 million drawn on our lines as of September 30, 2012.  We had approximately $59 million drawn on our $153 million (RMB 975,000,000) lines of credit as of September 30, 2011.  We continue to take advantage of the available credit lines granted by our banks to expand our financing services operations.  As a result, we were able to continue to grow in the financing service segment.  In June and July 2012, the China benchmark interest rate decreased by a total of 50 basis points.  Our financing service income and related cost of revenue are affected by the interest charged by the banks.  The ratio of interest income to net financing income was lower during the three months ended September 30, 2012 due to the effects of the lower interest rates during the three months ended September 30, 2012 as compared to those during the same period of 2011.  In addition, we continue to add new financing service types and increase the prices for our services which also helped increase our gross margin percentage to 61.94% for the three months ended September 30, 2012 from 49.77% for the three months ended September 30, 2011.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, China ZheShang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms.  Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines.  As of September 30, 2012, the Company had aggregate credit lines of $119 million (RMB 750,000,000).  Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services.  However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

We currently operate in 50 cities throughout China and target to increase the geographical coverage to 60 cities reaching 70% of the auto buying public.  In the three months ended September 30, 2012 and 2011, all of our revenue from our websites was generated by subscription fees and advertisements.  Our web-based advertising service revenue decreased 87.7% from $1,692,876 for the three months ended September 30, 2012 to $208,288 for the same period of 2012.  We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down.  Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors.  We are targeting to create a platform which allows our customers and potential customers to have access to our products including the automobile sales, automobile valued added services and financing services.  Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites.  Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products.  The results have been positive as our other services, especially the sales of automobiles and financing services, continue to grow which we believe will benefit us long term.

Automobile Import Value Added Services

Our Automobile Value Added Services (“VAS”) revenue decreased 75.43%, from $647,552 for the three months ended September 30, 2011 to $159,115 for the three months ended September 30, 2012.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

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

Our Auto Mall Management Services revenue for the three months ended September 30, 2012 and 2011 were $237,505 and $235,251, respectively.  This 0.96% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Three Months Ended September 30, 2012	% of net revenue	Three Months Ended September 30, 2011	% of net revenue	Change in %
Net revenue	$170,456,821	100.00%	$95,613,591	100.00%	78.28%
Cost of revenue	167,673,580	98.37%	91,356,637	95.55%	83.54%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services.  Our cost of revenue increased 83.54%, from $91,356,637 for the three months ended September 30, 2011 to $167,673,580 for the three months ended September 30, 2012.  The increase was primarily due to the increase in the number of automobiles sold in the period.  Our cost of revenue percentage increased as the percentage of our automobile sales to our total net revenue continued to increase, which lowered our gross margin percentage.  Sales of automobiles accounted for 98.77% of our total revenue for the three months ended September 30, 2012 as compared to 96.02% for the three months ended September 30, 2011.  Automobile sales traditionally generated large sales amounts but lower gross margin.  As the proportion of automobile sales to our total revenue increased, our overall gross margin decreased during the three months ended September 30, 2012 as compared to that of September 30, 2011.  Our cost of revenue related to sales of automobiles increased to $167,013,997 for the three months ended September 30, 2012 from $90,307,120 for the same period of 2011, an increase of $76,706,877 or 84.94%, which was in line with increase of revenue related to automobile sales of 83.37%.

Our cost of revenue consists primarily of the purchase price of imported automobiles and we have limited control over such costs.  The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended September 30, 2012	% of total	Three Months Ended September 30, 2011	% of total	Change in %
Operating Expenses
- Selling and Marketing	$287,372	45.53%	$364,738	41.24%	(21.21)%
- General and Administrative	343,749	54.47%	519,739	58.76%	(33.86)%
Total	$631,121	100.00%	$884,477	100.00%	(28.64)%

During the three months ended September 30, 2012, our total operating expenses decreased 28.64% to $631,121 from $884,477 for the same period in 2011.  This decrease was a combination of a 21.21% decrease in selling and marketing expenses to $287,372 for the three months ended September 30, 2012 from $364,738 for the same period in 2011, and a 33.86% decrease in general and administrative expenses to $343,749 for the three months ended September 30, 2012 from $519,739 for the same period in 2011.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in
	2012	2011	%
Primary selling and marketing expenses
- Payroll	$26,539	$137,704	(80.73)%
- Staff related costs	16,259	33,011	(50.75)%
- Office supplies	14,789	33,457	(55.80)%
- Advertising and promotion	7,532	7,807	(3.52)%
- Entertainment	18,020	37,973	(52.55)%
- Rent	56,250	56,273	(0.04)%

Payroll expenses decreased by 80.73% during the three months ended September 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions.  Staff-related costs decreased 50.75% during the three months ended September 30, 2012 which was due to the reduction of employee headcounts at Goodcar and such reduction was partially offset by the severance paid to our terminated employees at Goodcar.  Office supplies decreased 55.8% as a result of the reduction of the Goodcar division work force.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 52.55% for the three months ended September 30, 2012.  The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expense includes rent charged for space occupied in the auto mall show room and rent for our corporate office in Tianjin.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30,		Change in
	2012	2011	%
Primary general and administrative expenses
- Payroll	$69,059	$190,143	(63.68)%
- Staff related costs	20,043	29,106	(31.14)%
- Entertainment	16,443	31,898	(48.45)%
- Depreciation	32,965	50,071	(34.16)%
- Legal and professional fees	120,014	104,907	14.40%

Payroll expenses decreased 63.68% during the three months ended September 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions.  Staff-related costs decreased 31.14% during the three months ended September 30, 2012 which was due to the reduction of employee headcounts at Goodcar.  Entertainment expenses decreased by 48.45% for the three months ended September 30, 2012.  The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Depreciation expense decreased 34.16% as certain of Goodcar’s assets were disposed as a result of the consolidation of several of this division’s offices into our Tianjin headquarters.  Legal and professional fees increased 14.4% for the three months ended September 30, 2012 primarily due to general increases of fees  for legal, accounting, auditing and internal control services.

Income from Operations

Income from operations decreased 36.19% for the three months ended September 30, 2012 to $2,152,120 from $3,372,477 in the same period of 2011.  Our gross profit decreased 34.62% to $2,783,241 for the three months ended September 30, 2012 from $4,256,954 for the same period of 2011.  Even though our net revenue increased by 78.28%, such increases were primarily attributable to the increase of our automobile sales.  The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margins declined to approximately $1.9 million during the three months ended September 30, 2012 as compared to approximately $3.6 million in the same period of 2011, primarily due to the decline in web-based advertising revenue which was partially offset by the increase of revenue generated by our financing services.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company with respect to its borrowings on the short-term loans payable to the banks.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2012	% of net revenue	Nine Months Ended September 30, 2011	% of net revenue	Change in %
Net revenue	$427,950,375	100.00%	$303,998,137	100.00%	40.77%
Cost of revenue	418,587,823	97.81%	291,609,816	95.92%	43.54%
Gross profit	9,362,552	2.19%	12,388,321	4.08%	(24.42)%
Operating expenses	2,299,306	0.54%	2,972,954	0.98%	(22.66)%
Income from operations	7,063,246	1.65%	9,415,367	3.10%	(24.98)%
Other income (expenses)	(309,595)	(0.07)%	55,003	0.02%	(662.87)%
Income before income taxes and noncontrolling interests	6,753,651	1.58%	9,470,370	3.12%	(28.69)%
Net income	4,762,085	1.11%	6,926,797	2.28%	(31.25)%
Net income attributable to shareholders of China Auto Logistics Inc.	$4,748,487	1.11%	$6,841,081	2.25%	(30.59)%

For the nine months ended September 30, 2012, our net revenue increased 40.77% to $427,950,375, from $303,998,137 for the same period in 2011, and our cost of revenue increased 43.54% to $418,587,823 from $291,609,816 for the same period in 2011.  Gross profit margin decreased from 4.08% for the nine months ended September 30, 2011 to 2.19% for the same period in 2012.  As compared to the same period in 2011, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2012 decreased 24.42% to $9,362,552, decreased 24.98% to $7,063,246, decreased 31.25% to $4,762,085 and decreased 30.59% to $4,748,487, respectively, primarily due to a decrease in our web-based advertising revenue which was partially offset by the increase in our sales of automobiles. and growth in our financing services revenue.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2012	% of net revenue	Nine Months Ended September 30, 2011	% of net revenue	Change in %
Net revenue	$427,950,375	100.00%	$303,998,137	100.00%	40.77%
- Sales of Automobiles	419,902,047	98.13%	293,174,866	96.44%	43.23%
- Financing Services	5,529,152	1.29%	3,027,433	1.00%	82.63%
- Web-based Advertising Services	695,495	0.16%	5,665,915	1.86%	(87.72)%
- Automobile Value Added Services	1,117,843	0.26%	1,422,015	0.47%	(21.39)%
- Auto Mall Management Services	705,838	0.16%	707,908	0.23%	(0.29)%

Sales of Automobiles

Net revenue from sales of automobiles increased 43.23% to $419,902,047 for the nine months ended September 30, 2012 from $293,174,866 for the same period in 2011.  During the nine months ended September 30, 2012 and 2011, the Company sold 4,808 automobiles and 2,785 automobiles, respectively, representing an increase of 72.64% in volume.  The average unit selling price per automobile for the nine months ended September 30, 2012 decreased 17.04% to $87,334 from $105,269 for the same period in 2011.

Throughout 2012, our vendors offered better prices for our purchases as compared to those in 2011, which translated into lower selling prices which allowed us to increase the numbers of automobiles sold.  We have been experiencing increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  In addition, we experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz.  As a result, average selling prices for these top three brands declined 23%, 7% and 19%, respectively for the nine months ended September 30, 2012 as compared to those of the same period of 2011.  Total sales for these top three brands accounted for approximately 82% and 82% of our total automobile sales for the nine months ended September 30, 2012 and 2011, respectively.  Our gross margin for sales of automobiles decreased from 1.37% for the nine months ended September 30, 2011 to 1.07% for the nine months ended September 30, 2012.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 32% and 12% of the Company’s sales during the nine months ended September 30, 2012 and 2011, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the nine months ended September 30, 2012 increased 82.63% to $5,529,152 from $3,027,433 for the same period in 2011.  Our financing service income and related cost of revenue are affected by the interest charged by the banks.  During June and July 2012, the China benchmark interest rate decreased by 50 basis points.  The ratio of interest income to net financing income was higher in the three months ended March 31, 2012 and trended lower starting June 3012 due to the effects of lower interest rates as compared to those during the same period of 2011.  In addition, we continue to add new financing service types and increase the prices for each of our financing services which also help increase our gross margin percentage to 51.24% for the nine months ended September 30, 2012 from 48.15% for the nine months ended September 30, 2011.

Web-based Advertising Services

In the nine months ended September 30, 2012 and 2011, all of our revenue from our websites was generated by subscription fees and advertisements.  Our web-based advertising service revenue decreased 87.72% from $5,665,915 for the nine months ended September 30, 2011 to $695,495 for the same period of 2012.  We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down.  Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors.  We are targeting to create a platform which allows our customers and potential customers to have access to our products including the automobile sales, automobile valued added services and financing services.  Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites.  Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products.  The results have been positive as our other services continue to grow which we believe will benefit us long term.

Automobile Import Value Added Services

Our VAS revenue decreased 21.39%, from $1,422,015 for the nine months ended September 30, 2011 to $1,117,843 for the nine months ended September 30, 2012.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the nine months ended September 30, 2012 and 2011 were $705,838 and $707,908, respectively.  This 0.29% decrease was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Nine Months Ended September 30, 2012	% of net revenue	Nine Months Ended September 30, 2011	% of net revenue	Change in %
Net revenue	$427,950,375	100.00%	$303,998,137	100.00%	40.77%
Cost of revenue	418,587,823	97.81%	291,609,816	95.92%	43.54%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services.  Our cost of revenue increased 43.54%, from $291,609,816 for the nine months ended September 30, 2011 to $418,587,823 for the nine months ended September 30, 2012.  The increase was primarily due to the increase in the number of automobiles sold in the period, which is consistent with our net revenue growth rate.  Our cost of revenue percentage increased as the percentage of our automobile sales to our total net revenue continued to increase, which lowered our gross margin percentage.  Sales of automobiles accounted for 98.12% of our total revenue for the nine months ended September 30, 2012 as compared to 96.44% for the nine months ended September 30, 2011.  Automobile sales traditionally generated large sales amounts but lower gross margin.  As the proportion of automobile sales to our total revenue increased, our overall gross margin decreased during the nine months ended September 30, 2012 as compared to that of September 30, 2011.  Our cost of revenue related to sales of automobile increased to $415,394,104 for the nine months ended September 30, 2012 from $289,166,400 for the same period of 2011, an increase of $126,227,704 or 43.65%, which was in line with increase of revenue related to automobile sales of 43.54%.

Operating Expenses

	Nine Months Ended September 30, 2012	% of total	Nine Months Ended September 30, 2011	% of total	Change in %
Operating Expenses
- Selling and Marketing	$715,762	31.13%	$1,103,381	37.11%	(35.13)%
- General and Administrative	1,583,544	68.87%	1,869,573	62.89%	(15.30)%
Total	$2,299,306	100.00%	$2,972,954	100.00%	(22.66)%

During the nine months ended September 30, 2012, our total operating expenses decreased 22.66% to $2,299,306 from $2,972,954 for the same period in 2011.  This decrease was a combination of a 35.13% decrease in selling and marketing expenses to $715,762 for the nine months ended September 30, 2012 from $1,103,381 for the same period in 2011, and a 15.3% decrease in general and administrative expenses to $1,583,544 for the nine months ended September 30, 2012 from $1,869,573 for the same period in 2011.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in
	2012	2011	%
Primary selling and marketing expenses
- Payroll	$104,561	$384,714	(72.82)%
- Staff related costs	68,324	92,266	(25.95)%
- Office supplies	41,246	80,569	(48.81)%
- Advertising and promotion	13,638	98,529	(86.16)%
- Entertainment	54,602	93,886	(41.84)%
- Rent	191,955	166,455	15.32%

Payroll expenses decreased by 72.82% during the nine months ended September 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions.  Staff-related costs decreased by 25.95% during the nine months ended September 30, 2012 which was due to the reduction of employee headcounts at Goodcar and such reduction was partially offset by the severance paid to our terminated employees at Goodcar.   Office supplies decreased 48.81% as a result of the reduction of the Goodcar division work force.  Advertising and promotion expenses decreased 86.16% for the nine months ended September 30, 2012 as we substantially reduced such spending in the Goodcar division.  Entertainment expenses decreased by 41.84% for the nine months ended September 30, 2012.  The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expense includes rent charged for space occupied in the auto mall show room and rent for our corporate office in Tianjin.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30,		Change in
	2012	2011	%
Primary general and administrative expenses
- Payroll	$276,433	$576,115	(52.02)%
- Staff related costs	135,311	107,396	25.99%
- Entertainment	68,290	64,483	5.90%
- Depreciation	112,284	167,195	(32.84)%
- Legal and professional fees	689,971	607,519	13.57%

Payroll expenses decreased 52.02% during the three months ended September 30, 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters was able to assume those functions.  Staff-related costs increased 25.99% during the nine months ended September 30, 2012 as we paid severance to our terminated employees at Goodcar and such increase was partially offset by the reduction of employee headcounts at Goodcar.  The entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Depreciation expense decreased 32.84% as certain of Goodcar’s assets were disposed as a result of the consolidation of several of this division’s offices into our Tianjin headquarters.  Legal and professional fees increased 13.57% for the nine months ended September 30, 2012 primarily due to general increases of fees for legal, accounting, auditing and internal control services.

Income from Operations

Income from operations decreased 24.98% for the nine months ended September 30, 2012 to $7,063,246 from $9,415,367 in the same period of 2011.  Our gross profit decreased 24.42% to $9,362,552 for the nine months ended September 30, 2012 from $12,388,321 for the same period of 2011.  Even though our net revenue increased by 40.77%, such increases were primarily attributable to the increase of our automobile sales.  The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margins declined to approximately $7.3 million during the nine months ended September 30, 2012 as compared to approximately $10.1 million in the same period of 2011, primarily due to the decline in web-based advertising revenue which was partially offset by the increase of revenue generated by our financing services.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company with respect to its borrowings from banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three months and nine months month period ended September 30, 2012 and 2011.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(25,330,815)	$(12,943,591)
Net cash used in investing activities	(1,958)	(70,150)
Net cash provided by financing activities	22,978,954	1,943,435
Effect on exchange rate change on cash	391	348,413
Cash and cash equivalents at beginning of period	8,184,793	17,733,502
Cash and cash equivalents at end of period	5,831,365	7,011,609

Operating Activities

During the nine months ended September 30, 2012, we used net cash for operating activities of $25,330,815, as compared to net cash used in operating activities of $12,943,591 in the same period of 2011.  The increase of $12,387,224 in net cash used in operating activities was primarily due to the increase of notes receivable, decrease of line of credit related to financing services and decreases of customer deposits which were partially offset by the increase of notes payable to suppliers and decrease of receivable related to financing services.

Investing Activities

We had net purchases of property and equipment in the amount of $1,958 and $100,154, respectively, during the nine months ended September 30, 2012 and 2011.  In addition, we sold certain equipment for cash proceeds of $30,004 during the nine months ended September 30, 2011.

Financing Activities

During the nine months ended September 30, 2012, net cash provided by financing activities was $22,978,954, as compared to $1,943,435 of net cash used for financing activities in the same period in 2011.  The net cash provided by financing activities mainly represents net proceeds from short-term loans from the banks in the amount of $22,490,077.  In addition, we received non interest bearing short-term advances from our director, Ms. Cheng Weihong, in the amount of $699,086 and repaid $210,209 during the nine months ended September 30, 2012.

Our total cash and cash equivalents decreased to $5,831,365 as of September 30, 2012, as compared to $7,011,609 as of September 30, 2011.

Working Capital

As of September 30, 2012, the Company had working capital of $56,221,974 compared to working capital of $51,218,044 as of December 31, 2011.

The Company’s general cash needs have been to finance the accumulation of inventory and the build-up in restricted cash, accounts receivable and advances to suppliers.  As of September 30, 2012, the Company’s restricted cash increased by approximately $10.3 million, inventories increased by approximately $9.3 million and advances to suppliers increased by approximately $13 million and customer deposits decreased by approximately $3.4 million as compared with those as of December 31, 2011, which contributed to the increase of net cash used in operating activities.

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

These new remediation initiatives were be put into place in the fourth quarter of 2011.  During the second quarter of 2012, the Company’s accounting team in our headquarters assumed the responsibilities for all the accounting and reporting functions of Goodcar.  Accordingly, the material weakness stated in (i) above no longer existed as of September 30, 2012.  We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness stated in (ii) above is remediated.

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

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended September 30, 2012.

Item 6.	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (3)	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
(1) Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.
(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.
(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:   November 14, 2012

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (3)	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
(1) Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.
(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.
(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012.