Form 10-K
period 2012-12-31
China Auto Logistics Inc
filed 2013-04-01
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,542,684 based on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2013
Common Stock, $.001 par value per share	3,694,394 shares

PART I

ITEM 1.	BUSINESS.

Introduction

On November 10, 2008 (the “Closing”), China Auto Logistics Inc. (formerly known as Fresh Ideas Media, Inc.) (“USCo”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Auspicious International Limited, a Hong Kong company (“HKCo”) and Bright Praise Enterprises Limited, a British Virgin Islands company and the sole shareholder of HKCo (the “Stockholder”), pursuant to which USCo acquired all of the issued and outstanding capital stock of HKCo, an inactive holding company, from the Stockholder in exchange for 1,950,000 (pre reverse split of 11,700,000) newly-issued shares of USCo’s common stock, representing approximately 64.64% of USCo’s issued and outstanding common stock (the “Exchange”). The closing of the Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 189,167 (pre reverse split of 1,135,000) shares of USCo’s common stock held by Phillip E. Ray and Ruth Daily, USCo’s principal stockholders immediately prior to the Closing, which was a condition of the Closing. As a result of the Exchange, HKCo became USCo’s wholly owned subsidiary. USCo’s primary business operations are those of HKCo. Shortly after the closing, USCo changed its name to China Auto Logistics Inc. (the “Company”).

On November 1, 2010, the Company acquired all of the outstanding shares of Chongqing Qizhong Technology Development Co., Ltd for $4.47 million which consisted of $1.01 million in cash, net of cash acquired and the issuance of 177,238 (pre reverse split of 1,063,427) shares of common stock valued at $3.46 million.

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

During 2012, the Company deregistered the wholly owned subsidiaries of Qizhong, including Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.  All of these subsidiaries’ operations have been assumed by their parent company, Qizhong.  We disposed of a majority of the assets of these subsidiaries and transferred the remaining net assets to our other subsidiaries.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, Ganghui, Zhengji, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi, except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this report or in the “Selected Consolidated Financial and Other Data” Section or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section, are to the consolidated business of Shisheng, Hengjia, Ganghui, Zhengji, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers. Shisheng, together with its majority owned subsidiaries Zhengji and Hengjia, sells imported automobiles (“Sales of Automobiles”), which consisted of approximately 98% of our revenue generated in the last full fiscal year. Additionally, Shisheng provides customized services such as financing services (“Financing Services”) and management services to auto mall operators (“Auto Mall Management Services”); provides, through its majority owned subsidiaries Hengjia, Ganghui, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Hoache, Tianjin Goodcar and Kaizhi, customs clearance, storage, nationwide delivery services, provision of information and discounted services relating to automobiles (“Automobile Value Added Services”) to imported automobile distributors and agents as well as individual customers in China; and operates, through its majority owned subsidiaries Ganghui, Hengjia and Qizhong, four websites which provide subscribers with up to date sales and trading information for imported and domestically manufactured automobiles and information of auto and auto-related products and service (“Web-based Advertising Services”). Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

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

In February 2005, Shisheng and three other founders formed Zhengji to enhance our presence in the imported automobile sales and trading industry. In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB 8,000,000) into Zhengji; consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%, and Zhengji’s financial results were consolidated into those of Shisheng effective January 1, 2007. The remainder of Zhengji’s equity interests was owned by Yang Bin (a former Senior Vice President and director of the Company), Qian Shuqing and Zhou Shanglan.

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

During 2012, the Company deregistered the wholly owned subsidiaries of Qizhong, including Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.  All of these subsidiaries’ operations have been assumed by their parent company, Qizhong.  We disposed of a majority of the assets of these subsidiaries and transferred the remaining net assets to our other subsidiaries.

Industry Overview

China’s auto industry growth has been driven by rising domestic demand stemming from rising incomes and expanding middle and upper-middle classes. For the middle and upper-middle classes, automobiles serve not only as modes of transportation but also as status symbols. As a result, imported automobiles, particularly luxury automobiles like Mercedes Benz, BMW, Lexus and Land Rover, are in high demand. The expansion of China’s roads and highway network, coupled with the expanding middle and upper-middle classes, are expected to lead to robust auto sales in the years to come.

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

China experienced significant economic growth and overtook the US as the world’s largest automobile market in 2011, despite challenging global economic conditions that have had a significant negative impact on the global automobile industry. According to data issued by the China Association of Automobile Manufacturers, China’s automobile sales volumes for passenger cars were 15.5 million units in 2012, representing a growth of 8.58% over 2011. Passenger cars include sedans, multipurpose vehicles and sport-utility vehicles.  Foreign brands (including both imported and domestically manufactured automobiles) continued to show growth in 2012 with a growth rate of 10.13% over 2011.  China’s imported automobile sales volume reached 1.132 million units in 2012, amounting to $47.552 billion in value.

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

●
We are headquartered in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles. Tianjin has a strong established presence in the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

●
We have a unique business model that combines Sales of Automobiles, Financing Services, Automobile Value Added Services, and an Internet-based information platform, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles in the PRC.

●	We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.

●
We maintain close relationships with many major commercial banks in the PRC, including Agricultural Bank of China, China Construction Bank, Pudong Development Bank, China Merchants Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank, which give us a competitive advantage over our competitors in providing Financing Services. As of March 18, 2013, the Company had aggregate credit lines of $135 million (RMB850 million) with its banks.

●
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

●	Our key personnel each have more than ten years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

●
Create New Services. We will capitalize on our existing websites to target the market by aggressively introducing new services such as assisting clients in obtaining licenses and completing insurance processing. Online financing is also a service we are adding to our websites, whereby customers can obtain low interest financing. We also plan to expand into the market of selling used cars.

●
Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling. We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

●
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

●	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

Sale of Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng, Hengjia and Zhengji. We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC. We sell our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, free traders or wholesalers located in inland China or non-port cities and individual customers. We have the core competencies within our network to sell all makes and models of imported vehicles. Our sales network penetrates to agents and dealers in more than 100 cities. We have close working relationships with some of the largest automobile dealers in China, including Zhejiang Materials Development (formerly “Nanfang Construction Materials Limited Holding Company”) and Wuxi Baolong.  Shisheng is also an authorized agent for Mercedes Benz ambulances and fire trucks. We also work closely with major automobile dealers in the overseas market.

Our revenues from the sale of imported automobiles and related activities were $186.3 million for fiscal year 2008, (98.21% of all revenues), $209.8 million for fiscal year 2009 (97.52% of all revenues), $248.0 million for fiscal year 2010 (96.03% of all revenues), $439.0 million for fiscal year 2011 (97.08% of all revenues) and $581.2 million for fiscal year 2012 (98.30% of all revenues) representing a 32.4% increase from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services. Our competitive advantage comes from relationships with major Chinese commercial banks, including Agricultural Bank of China, Pudong Development Bank, China Merchants Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shenjing Bank and China Minsheng Bank.  As of March 18, 2013, the Company had aggregate credit lines of $135 million (RMB850 million). We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

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

Our revenues from Financing Services were $899,538 for fiscal year 2008 (0.47% of all revenues), $1,217,727 for fiscal year 2009 (0.57% of all revenues), $2,332,013 for fiscal year 2010 (0.90% of total revenues), $4,102,254 for fiscal year 2011 (0.91% of total revenues) and $7,085,357 for fiscal year 2012 (1.20% of total revenues), representing an increase of 72.72% from the prior fiscal year.

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

Our revenues from Automobile Value Added Services were $731,600 for fiscal year 2008 (0.39% of all revenues), $667,565 for fiscal year 2009 (0.31% of all revenues), $1,159,340 for fiscal year 2010 (0.45% of total revenues) and $1,951,056 for fiscal year 2011 (0.43% of all revenues) and $1,178,274 for fiscal year 2012 (0.20% of all revenues), representing a decrease of 39.61% from the prior fiscal year.

Web-based Advertising Services

www.cali.com.cn - China Auto Living Internet Portal

www.cali.com.cn integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information about auto and auto-related products and services. We previously operated in 35 cities throughout China and targeted to increase the geographical coverage to 60 cities. During 2012, we reduced our coverage to one single city in Tianjin.  In response to intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we are currently reviewing our website portals’ future geographical coverage in China.

We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and financing services. Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites. Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products. The results have been positive as our other services continue to grow at tremendous rates.  Our two key operating segments, revenues from sales of automobiles and financing services grew 32% and 73%, respectively, during 2012, compared with those of 2011.  We believe our business strategy of using our websites as a platform to expand our reach to our customers and potential customers will continue to benefit us long term.

www.at188.com - Imported Automobiles

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

www.at160.com (formerly www.1365car.tj.cn) - Domestic Automobiles

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

In 2012, due to our revised plan of focusing our business on imported automobiles and related services, we gradually moved away from promoting this website which provides information on the domestic automobile market.  As a result, revenue generated from this website declined substantially in 2012 compared to the prior year.

www.goodcar.cn - Information about Automotive Products and Services

www.goodcar.cn provides customers with information relating to automotive products and services, including discounted gas, car washes, emergency roadside assistance, body-shop repair and car maintenance.  www.goodcar.cn currently operates in Chongqing.

During the fourth quarter of 2012, we revised our business plan and downsized Goodcar’s operations.  We reviewed Goodcar’s advertising operations and decided to cease such advertising operations.  We evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interests to cease its operations in order for us to better focus on our core businesses of automobile sales, automobile value added services, auto mall management and financing services.  We continue to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.  Due to the closing of Goodcar’s advertising operations, we recorded goodwill impairment charges of $3,735,091 and impairment charges of $926,110 (net of deferred taxes of $314,094) related to the goodwill and intangible assets acquired in the acquisition of Goodcar.

Our revenues from our websites were $1,751,660 for fiscal year 2008 (0.92% of all revenues), $3,459,098 for fiscal year 2009 (1.61% of all revenues), $5,962,493 for fiscal year 2010 (2.31% of total revenues), $6,192,644 for fiscal year 2011 (1.37% of all revenues) and $819,344 for fiscal year 2012 (0.14% of all revenues), representing a decrease of 86.77% from the prior fiscal year.

Auto Mall Management Services

We entered a management service agreement in March 2010 to manage the Tianjin FTZ International Automobile Exhibition and Sales Center for a 1-year term. In March 2011 and 2012, the management services agreement was renewed for an additional one-year period.

Our revenues from auto mall management services were $800,050 for fiscal year 2010 (0.31% of total revenues), $945,277 for fiscal year 2011 (0.21% of all revenues) and $939,760 for fiscal year 2012 (0.16% of all revenues), representing an increase of 0.58% from the prior fiscal year.

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

We previously operated our domestic automobile website in 35 cities throughout China and targeted to increase the geographical coverage to 60 cities.  During 2012, we reduced our coverage to one single city in Tianjin.  In response to the intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we are currently reviewing our website portals’ future geographical coverage in China.

In the coming years, we will continue to shift the business focus of the Company from a traditional automobile trader to a web-based automobile-related logistics service provider. We will continue to place additional effort into the development of websites and value added services, such as online insurance and online financing.  Although the revenue generated thus far through these services has been minimal, these services help make us a one stop service provider for automotive products which differentiates us from our competitors. We are confident that the Company’s continuing development in these services will further benefit the Company in the coming years.  The Company initially expected to acquire an auto mall in Tianjin, China, which the Company intended to convert into the largest auto dealer for selling over 70 different car models. This project was initially set to be completed in the second half of 2011 and was subsequently postponed to 2012.  We were unable to agree on terms of this potential acquisition and therefore did not complete this transaction in 2012. However we will continue to explore possible acquisition targets in order to increase our sales of automobiles.

Although we expect sales of imported automobile sales to continue to represent a considerable percentage of our revenues, we expect the percentage of our net profit generated from imported automobile sales to decline. While we intend to maintain our position as one of the leading imported automobile traders in Tianjin, we do not anticipate that revenues generated by automobile sales will maintain the same growth rate as in the past, though we do expect the percentage of our net profits generated from financing services and automobile value added services to increase.

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign international manufacturers. We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers.  Sales to the Company’s top five customers, each of which is a car dealer, accounted for 39.0% and 28.4% of the Company’s net revenues during 2012 and 2011, respectively.  Purchases from the Company’s top five suppliers accounted for 34.2% and 33.5% of the Company’s total net purchases during 2012 and 2011, respectively.

The following table sets out our major customers who individually accounted for over 10% of our total net sales for the  years ended December 31, 2012 and 2011.

	As a Percentage of Our Total Net Revenues
	Fiscal Year Ended December 31,
	2012	2011
Tianjin Binhai International Automobile Mall Co., Ltd.	16.19%	**
Tianjin Jing Dian Automobile Sales information Co., Ltd.	**	10.57%

**  Accounted for less than 10% of our total net revenues.

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases for the  years ended December 31, 2012 and 2011.

	As a Percentage of Our Total Net Purchases
	Fiscal Year Ended December 31,
	2012	2011
Tianjin Tian Ming Automobile Trading Co., Ltd.	10.70%	**

** Accounted for less than 10% of our total net purchases.

Some of our clients are both our customers and suppliers. None of the activities transacted between the Company and clients who are both customers and suppliers involved any commitments between the parties to repurchase  the identical automobiles. We maintain close working relationships with our top customers and suppliers although we also continue to diversify our customers and suppliers.. We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operations.

Intellectual Property

Our websites, www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn, which are key drivers of our growth strategies, have registered domain names expiring in January 2014, November 2013, April 2013 and January 2013 (which has not yet been renewed as of March 18, 2013 but operating under grace period), respectively. These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business. We are currently contemplating expansion into additional cities through websites that will expand our geographical coverage and improve our brand recognition nationwide.

Competition and Pricing

Tianjin is a major entry port in China. Many of the vehicles imported into Tianjin are imported by general dealers such as Ford and Nissan. For the specialized services market related to Automobile Value Added Services and Financing Services, we believe we have secured a substantial share of the market for such services in Tianjin. Although there are a few other companies in the Tianjin market that provide Financing Services or some Automobile Value Added Services (such as storage or delivery services), we are the only one-stop service provider in Tianjin. With respect to our automobile value added services businesses, we do not presently have any major competitors.

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

Costs and Effects of Compliance with Environmental Laws ; Government Regulation

Our products and operations are currently in compliance with all Chinese laws and environmental standards.  We are not aware of any other governmental approvals required for any of our products or operations.

All of our revenue is derived from operations within the PRC, and all of our assets are located in the PRC. For risks relating to our operations in the PRC, see discussions in the section entitled “Risk Factors” below.

Research and Development

We spent $0 and $0 on research and development activities for fiscal year 2012 and fiscal year 2011, respectively.  None of these costs were borne directly by our customers.

Employees

We currently employ 73 employees, of which all are full-time employees. None of our employees are unionized.

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

In 2012, excluding the charge for impairment of goodwill and intangible assets, we derived approximately 47% of our income from operations from the sale of imported automobiles, approximately 32% of our income from operations from Financing Services, approximately 8% of our income from operations from Automobile Value Added Services, approximately 5% of our income from operations from our websites and 8% of our income from operations from Auto Mall Management Services. We view our Financing Services and our Automobile Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services. A disruption in, or compromise of, our sales operations or our ability to provide Automobile Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations.

We derive a significant amount of our revenue from a limited number of customers and purchase a significant portion of our inventories from a limited number of suppliers. Certain of our major customers are also major suppliers, and therefore the loss of such customers or suppliers could adversely impact our financial condition and results of operations.

We derived a significant portion of our revenues on an aggregate basis from our top five customers, and a significant portion of our purchases come from our top five suppliers. Some of our customers are also our suppliers. We maintain close working relationships with our top customers and suppliers and continue to reduce the business concentration of our revenues and purchases among our top customers and suppliers. While we do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operation, the loss of more than one such major customer or supplier, or our failure to replace such customer or supplier with other customers and suppliers, could have a material adverse effect on our financial condition and our results of operations.

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

As of March 18, 2013, the Company had aggregate credit lines of $135 million (RMB850 million). We are currently negotiating a number of new credit lines with various banks, although there can be no guarantee that we will be successful in doing so. If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

We depend upon the continued contributions of our senior management and other key executives, many of whom are difficult to replace. In particular, our future success is heavily dependent upon the continued service of Mr. Tong Shiping, Ms. Wang Xinwei, Mr. Yang Bin, and Ms. Cheng Weihong.  If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business, financial condition and results of operations may be materially and adversely affected. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into standard employment agreements with us (in accordance with the format issued by the Labor and Social Security Administration in Tianjin and Chongqing) but is not subject to specific non-competition or non-solicitation agreements, as such agreements are not standard in China. We also do not maintain key-man life insurance for any of our key executives.

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

●
Difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes and operations, including product delivery, order management, and information systems;

●
Difficulty in forming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over financial reporting and information systems of the acquired company;

●	Diversion of management’s attention and disruption of ongoing business;

●
Difficulty in combining service and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

●	Loss of management, sales, technical or other key personnel;

●	Revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

●
Delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, sales, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

●	Incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

●	Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;

●	Overpayment for any acquisition or investment or unanticipated costs or liabilities;

●	Responsibility for the liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

●	Incurring substantial write-offs, restructuring charges, and transactional expenses.

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

During the fourth quarter of 2012, we revised our business plan and downsized our Qizhong operations.  We reviewed Goodcar’s advertising operations and decided to cease such advertising operations.  We evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interests to cease its operations in order for us to better focus on our core businesses of automobile sales, automobile value added services, auto mall management and financing services.  We continue to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.  Due to the closing of Goodcar’s advertising operations, we recorded goodwill impairment charges of $3,735,091 and impairment charges of $926,110 (net of deferred taxes of $314,094) related to the goodwill and intangible assets acquired in the acquisition of Goodcar.

The staff of our accounting department lack training and experience in U.S. accounting principles, which may result in accounting errors in the financial statements that we file with the Securities and Exchange Commission (the “SEC”).

Our executive offices are located in Tianjin in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from US accounting principles. To file our Company’s financial statements with the SEC, our accounting staff must convert the financial statements from Chinese accounting principles to US accounting principles. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under accounting principles generally accepted in the United States (“US GAAP”). Neither do we have any employee who has previous experience in accounting for a US public company. This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and the principles of accounting generally applied in the United States.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of US GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness.  There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A “Controls and Procedures” for more information.

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

All of our business, assets and operations are located in China, and all of our revenues are derived from our operations in China. Accordingly, our business, financial condition and results of operations are affected to a significant degree by economic, political and legal developments in China. Changes in political, economic and social conditions in China, adjustments in PRC government policies or changes in laws and regulations could adversely affect our business, financial condition and results of operations. The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

●	structure;

●	level of government involvement;

●	level of development;

●	level of capital reinvestment;

●	growth rate;

●	control of foreign exchange; and

●	methods of allocating resources.

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

As of December 31, 2012, we have approximately $8.9 million of cash deposited in banks, such as time deposits and bank notes, and $27.0 million of restricted cash which constitute substantially all of our total cash and cash equivalents (both unrestricted and restricted) as of December 31, 2012. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws. In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

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

Bright Praise Enterprises Limited has voting power equal to approximately 44.61% of our voting securities. As a result, Bright Praise Enterprises Limited, through such stock ownership, exercises significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Bright Praise Enterprises Limited may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than Bright Praise Enterprises Limited.

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

We are a company incorporated in the United States and our cash flow depends on dividends from our PRC subsidiaries. In order for us to distribute any dividends to our shareholders, we will rely on dividends distributed by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required, where applicable, to allocate a portion of their net profits to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Our PRC subsidiaries’ restricted net assets as of December 31, 2012 amounted to approximately $3,559,000.

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

Our main offices are located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expires on December 31, 2012 which was renewed in December 2012 for term through December 31, 2013. The annual rent for the office is approximately $19,000 (RMB 120,000).

Additional show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expires on December 31, 2012.  The annual rent for the office is approximately $19,000 (RMB 120,000).

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expires on November 30, 2013.  The annual rent for the office is approximately $28,000 (RMB 175,740).

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expires on November 30, 2013.  The annual rent for the office is approximately $29,000 (RMB 180,540).

We also had an exhibition hall located at No. 129 Tian Bao Da Road, FTZ, Tianjin Province, PRC. The lease for this exhibition hall had a 5-year term and was to expire on June 30, 2015. The annual rent for the exhibition hall was approximately $187,000 (RMB1,200,000).  However, following negotiations with the lessor, the lease was terminated early in November 2012 and we had no additional costs and commitments upon the termination of this lease.

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

Shares of our common stock have been listed for trading on the OTCBB under the ticker symbol “CALG.OB” since January 29, 2009. On June 30, 2009, the Company’s common stock was listed on the NASDAQ Capital Market. As of January 8, 2010, the Company’s common stock has been listed on the NASDAQ Global Market. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2012.  Where applicable, the prices set forth below give retroactive effect to our one-for-six reverse stock split which became effective on October 9, 2012.

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2012
First Quarter	$6.66	$5.04
Second Quarter	$5.76	$2.17
Third Quarter	$2.34	$1.13
Fourth Quarter	$5.66	$1.23

December 31, 2011
First Quarter	$22.92	$13.50
Second Quarter	$15.00	$6.60
Third Quarter	$22.80	$6.36
Fourth Quarter	$7.44	$4.62

The source for the high and low closing bids quotations is the Google Finance website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders

As of March 27, 2013, we had 16 holders of record of our common stock, and our common stock had a closing bid price of $4.55 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2012, there were no warrants or options outstanding to acquire any shares of our common stock.

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

PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, each of our PRC subsidiaries is required, where applicable, to allocate a portion of its respective net profits to PRC statutory reserves before distributing dividends, including at least 10% of its respective net profits to PRC statutory reserves until the balance of such fund has reached 50% of its respective registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if any of our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict such Subsidiary’s ability to pay dividends or make other distributions to us. For risks associated with the restrictions that limit our ability to pay dividends on common stock, see “Risk factors- We rely on our PRC subsidiaries for the distribution of any dividends to our shareholders.”

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

The Exchange and the Spin-Off

On November 10, 2008, Fresh Ideas Media, Inc. entered into the Exchange Agreement (“Exchange”) with a Hong Kong corporation, Ever Auspicious International Limited (“HKCo”), whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of the HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 1,950,000 (pre reverse split of 11,700,000) newly-issued shares of our common stock. The closing of the Exchange (“Closing”) occurred on the same day, immediately following the cancellation of an aggregate of 189,167 (pre reverse split of 1,135,000) shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing. Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58% of the issued and outstanding common stock of Fresh Ideas Media, Inc., respectively. As of the Closing, HKCo beneficially owns approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc. As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations are those of HKCo. Shortly after the Closing, Fresh Ideas Media, Inc. changed its name from Fresh Ideas Media, Inc. to China Auto Logistics Inc. (the “Company”).

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

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Qizhong and agreed that the remaining cash consideration totaling $2.09 million and the consideration share of 177,238 (pre reverse split of 1,063,427) shares of common stock of the Company should be paid to the former owners of Qizhong no later than June 30, 2011.

Pursuant to the Agreement and the Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Qizhong, was $4.47 million for the acquisition of 100% of Qizhong’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Qizhong) and the issuance of 177,238 (pre reverse split of 1,063,427) shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $19.50 (pre reverse split of $3.25) per share, the per share price of the Company’s common stock on the acquisition date. The Company remitted approximately $600,000 and the remaining balance of the cash consideration in fiscal years 2010 and 2011, respectively. The 177,238 (pre reverse split of 1,063,427) shares of the Company’s common stock was to be unconditionally issued and was included in the Company’s equity as of December 31, 2010; the Company issued these shares during fiscal year 2011.

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn), Also, the Company sells imported automobiles, manages an auto mall for customers, and as the only one-stop service provider in Tianjin provides dealer financing to our customers.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2012, the deferred tax assets amounted to $714,161.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $31.1 million as of December 31, 2012. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2012 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

During the fourth quarter of 2012, we revised our business plan and downsized Goodcar’s operations.  The Company reviewed Goodcar’s advertising operations and decided to cease such operations to generate advertising revenue.  We evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interests to cease its operations in order for us to better focus on our core of automobile sales, automobile value added services, auto mall management and financing services.  We continue to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.  Due to the closing of Goodcar’s advertising operations, we recorded goodwill impairment charges of $3,735,091 and impairment charges of $926,110 (net of deferred taxes of $314,094) related to the goodwill and intangible assets acquired in the acquisition of Goodcar.

In December 2012, the Company negotiated with these former owners of Qizhong with regard to the outstanding balance of these loans payable.  As a result of the negotiations, these loans were forgiven by these former owners of Qizhong due to the fact that certain key executives left Goodcar after the purchase and Goodcar’s operations had not been performing the way it was expected.  The formers owners were willing to forgive this debt since the actual performance of Qizhong after the acquisition was far below the performance forecast provided to the Company prior to the acquisition.  The Company recorded a gain on debt forgiveness in the amount of $1,139,861 (including outstanding debt balance of $1,084,905 and foreign currency translation adjustment of $54,956) as other income in the consolidated statements of income for the year ended December 31, 2012.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 became  effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became effective for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2012 Compared To the Fiscal Year Ended December 31, 2011

The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2012		2011		%
Net revenue	$591,315,104	100.00%	$452,149,602	100.00%	30.78%
Cost of revenue	580,057,718	98.10%	436,010,820	96.43%	33.04%
Gross profit	11,257,386	1.90%	16,138,782	3.57%	(30.25)%
Operating expenses	7,675,192	1.29%	4,761,694	1.05%	61.19%
Income from operations	3,582,194	0.61%	11,377,088	2.52%	(68.51)%
Other income	594,511	0.10%	58,747	0.01%	911.98%
Income before income taxes and non controlling interests	4,176,705	0.71%	11,435,835	2.53%	(63.48)%
Net income	2,580,526	0.44%	8,132,658	1.80%	(68.27)%
Net income attributable to shareholders of China Auto Logistics Inc.	$2,567,087	0.43%	$8,032,615	1.78%	(68.04)%

Our net revenue for 2012 increased 30.78% to $591,315,104 from $452,149,602 for 2011 and our cost of revenue for 2012 increased 33.04% to $580,057,718 from $436,010,820 for 2011. Gross profit margin decreased 167 basis points from 3.57% for 2011 to 1.90% for 2012. As compared to 2011, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for 2012 decreased 30.25% to $11,257,386, decreased 68.51% to $3,582,194, decreased 68.27% to $2,580,526, and decreased 68.04% to $2,567,087, respectively primarily due to the decline of web-based advertising services and automobile value added services, which were partially offset by an increase in our revenue from sales of automobiles and financing services.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2012		2011		%
Net revenue	$591,315,104	100.00%	$452,149,602	100.00%	30.78%
- Sales of Automobiles	581,292,369	98.30%	438,958,371	97.08%	32.43%
- Financing Services	7,085,357	1.20%	4,102,254	0.91%	72.72%
- Web-based Advertising Services	819,344	0.14%	6,192,644	1.37%	(86.77)%
- Automobile Value Added Services	1,178,274	0.20%	1,951,056	0.43%	(39.61)%
- Auto Mall Management Services	939,760	0.16%	945,277	0.21%	(0.58)%

Sales of Automobiles

Net revenue from sales of automobiles increased 32.43% to $581,292,369 for 2012 from $438,958,371 for 2011. During 2012 and 2011, the Company sold 6,588 automobiles and 4,190 automobiles, respectively, representing an increase of 57.23% in volume. The average unit selling price per automobile for 2012 decreased 16.19% to approximately $88,000 from approximately $105,000 for 2011.  According to a forecast report issued by IHS Automotive (“IHS”) on April 28, 2012, it is expected that the growth rates for the high-end automobile market in China will exceed those for the mainstream automobile market. IHS also forecasts the sales will grow 139.5% during the period from 2010 through 2015. Based on the current growth forecast, China will soon become the top market for most of the major luxury automotive manufacturers. The Company will continue its focus on the marketing of luxury automobiles.

While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  We have been experiencing increased competition from smaller dealers which are willing to lower their selling prices in order to increase their market share.  In response, we have had to lower our prices to retain our market position.  In addition, we experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz. As a result, average selling prices for these top three brands declined 22%, 3% and 14%, respectively for the year ended December 31, 2012 as compared to 2011. Total sales for these top three brands accounted for approximately 81% and 82% of our total automobile sales for the years ended December 31, 2012 and 2011, respectively.

Sales to the Company’s top five customers, each of which is a car dealer, accounted for 38.97% and 28.37% of the Company’s sales during 2012 and 2011, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for 2012 increased 72.72% to $7,085,357 from $4,102,254 for 2011. The Company had an aggregate amount of credit lines of approximately $135 million as of December 31, 2012.  We continue to take advantage of the available credit lines granted by our banks to expand our financing services operations. As a result, we were able to continue to grow in the financing service segment. Our revenue growth from financing services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. We established reputable credit with most major commercial banks and although the enormous decrease or the simultaneous expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide financing services and to affect our purchase power, we had not experienced formidable difficulties in the access of credit lines and any other bank facility in the past. Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.  However as the banks in China continue to reduce their credit risks and improve the quality of their outstanding loans, we continue to experience more requirements for obtaining bank lines and loans such as requiring personal guarantees by our executives and directors, and guarantees by our major customers and suppliers.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China MinSheng Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 18, 2013, the Company had a credit line of $135 million (RMB850 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

In 2012 and 2011, all revenue from web-based advertising services is generated by subscription fees and advertisements. The Company previously operated its domestic automobile website in 35 cities throughout China and targeted to increase the geographical coverage to 60 cities.  During 2012, we reduced our coverage to one single city in Tianjin.  In response to the intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we are currently reviewing our website portals’ future geographical coverage in China.  In addition, during the fourth quarter of 2012, we revised our business plan and downsized Goodcar’s operations.  We reviewed Goodcar’s advertising operations and decided to cease such advertising operations.  We evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interests to cease its operations in order for us to better focus on our core businesses of automobile sales, automobile value added services, auto mall management and financing services.  We continue to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.

Our web-based advertising service revenue decreased 86.77% to $819,344 for 2012 from $$6,192,644 for 2011.  We have been experiencing stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we have been shifting our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform that allows our customers and potential customers to have access to our products including the automobile sales, automobile valued added services and financing services. Through offering extensive automotive information and news, we are able to attract more potential customers to visit our websites. Therefore we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products. The results have been positive as our other services, especially the sales of automobiles and financing services, continue to grow which we believe will benefit us long term.

Automobile Value Added Services

Our Automobile Value Added Services (“VAS”) revenue decreased 39.61%, to $1,178,274 in 2012 from $1,951,056 in 2011. The decrease is primarily due to the decrease of Goodcar value added service as we ceased such service in the first half of 2012.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Auto Mall Management Services

Pursuant to a services agreement between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated March 1, 2011, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000. The related services fee is recognized ratably over the service period and included as revenue from Auto Mall Management Services. On March 1, 2012, the services agreement was renewed for a term of 1 year for an aggregate consideration of $1,000,000.

Our Auto Mall Management Services revenue for 2012 and 2011 were $939,760 and $945,277, respectively.

Cost of Revenue

	Year ended December 31,				Change in
	2012		2011		%
Net revenue	$591,315,104	100.00%	$452,149,602	100.00%	30.78%
Cost of revenue	580,057,718	98.10%	436,010,820	96.43%	33.04%
Gross profit	11,257,386	1.90%	16,138,782	3.57%	(30.25)%

Our cost of revenue in 2012 consisted primarily of the cost of automobiles purchased and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services. Our cost of revenue increased 33.04%, from $436,010,820 in 2011 to $580,057,718 in 2012. The increase was primarily due to the increase in the sales volume of imported automobiles in the year, which is consistent with our net revenue growth rate.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 30.25% from $$16,138,782 in 2011 to $11,257,386 in 2012, due to the cost of revenue increasing at a higher rate than the increase of net revenues.  We are experiencing more competition from our competitors which drove down the sales prices.  In addition, we sold more lower-end automobiles, which generate lower gross profit margins.

Operating Expenses

	Year ended December 31,				Change in
	2012		2011		%
Operating expenses
- Selling and marketing	$977,555	12.74%	$1,488,408	31.26%	(34.32)%
- General and administrative	2,036,436	26.53%	2,379,703	49.98%	(14.42)%
- Impairment loss of goodwill and intangible assets	4,661,201	60.73%	893,583	18.76%	421.63%
Total	7,675,192	100.00%	4,761,694	100.00%	61.19%

Operating expenses increased 61.19%, from $4,761,694 in 2011 to $7,675,192 in 2012. This increase was a result of 421.63% increase of the impairment loss of goodwill and intangible assets on Goodcar from $893,583 in 2011 to $4,661,201 in 2012, which was partially offset by a 34.32% decrease of selling and marketing expenses from $1,488,408 in 2011 to $977,555 in 2012 and a 14.42% decrease of general and administrative expense from $2,379,703 in 2011 to $2,036,436 in 2012.

Selling and Marketing Expenses

Selling and marketing expenses decreased 34.32% in 2012. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December, 31		Change in
	2012	2011	%
Primary selling and marketing expenses
- Office allowance	$49,757	$111,703	(55.46)%
- Payroll	153,262	546,028	(71.93)%
- Staff related costs	80,154	118,714	(32.48)%
- Advertising and promotion	14,445	130,823	(88.96)%
- Entertainment	77,101	123,328	(37.48)%
- Rent	221,687	224,531	(1.27)%

Payroll and staff related costs decreased 71.93% and 32.48%, respectively, to $153,262 and $80,154, respectively, in 2012 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters were able to assume those functions.  In addition, as we shifted our focus away from the web-based advertising segment, we continued to reduce this segment’s employee head counts.  Advertising and promotion expenses and entertainment expenses decreased by 88.96% and 37.48%, respectively, due to reduced costs of promoting our web-based advertising related business. Rental expenses decreased 1.27% primarily due to reduction of Goodcar office locations which was partially offset of gradual rent increases of our office and exhibition facilities.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Year Ended December, 31		Change in
	2012	2011	%
Primary general and advertisement expenses
- Depreciation	$159,484	$215,603	(26.03)%
- Entertainment	87,945	75,331	16.74%
- Payroll	360,140	772,721	(53.39)%
- Staff related costs	152,961	144,263	6.03%
- Legal and professional fees	911,669	744,079	22.52%
- Rental	15,802	87,769	(82.00)%

Depreciation expense decreased as certain assets in various Goodcar locations were disposed.  Payroll costs decreased 53.39% to $360,140 as we substantially reduced employee headcounts at Goodcar as personnel at our headquarters were able to assume those functions.  Staff related costs increased 6.03%. to $152,961 in 2012 as we paid severance to our former Goodcar employees which was partially offset by reduced costs due to a substantially smaller number of employees at Goodcar during 2012.  Legal and professional fees increased 22.52% to $911,669 in 2012 from $744,079  in 2011, due to general increases of our costs as a U.S. public company.  Rent decreased as we closed down several of our Goodcar local offices.

Impairment Loss of Goodwill and Intangible Assets

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

During the fourth quarter of December 31, 2012, we revised our business plan and downsized Goodcar’s operations.  During the fourth quarter of 2012, the Company reviewed Goodcar’s advertising operations and decided to cease such operations to generate advertising revenue.  We evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interests to cease its operations in order for us to better focus on our core businesses of automobile sales, automobile value added services, auto mall management and financing services.  We continue to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.  Due to the closing of Goodcar’s advertising operations, we recorded goodwill impairment charges of $3,735,091 and impairment charges of $926,110 (net of deferred taxes of $314,094) related to the goodwill and intangible assets acquired in the acquisition of Goodcar.

Income from Operations

Income from operations decreased 68.51% to $3,582,194 in 2012 from $11,377,088 in 2011.  Excluding the impairment charge of goodwill and intangible assets of $4,661,201 in 2012 and $893,583 in 2011, our income from operations decreased 35.4% to $8,243,395 in 2012 from $12,270,671 in 2011.  The decrease was primarily due to the continuous decline of our gross profit margin on the sales of automobiles from 1.27% in 2011 to 0.89% in 2012.  However as we continue to enjoy a high growth in our sales of automobiles, we believe we will continue to maintain our leadership in the imported luxury automobiles industry which will help us to increase the volume for our other service segments.  Therefore we foresee our business strategy will continue to help us grow long term.

Other Income (Expenses), Net

Other income (expenses) primarily consists of interest income related to bank deposits, interest expense related to bank borrowings, loss on disposal of property and equipment, and gain on forgiveness of debt..  We recorded a net other income of $594,510 for fiscal year 2012 and a net other income of $58,747 for fiscal year 2011, primarily due to the gain on forgiveness of debt to the former shareholders of Goodcar.  In December 2012, the Company negotiated with these former owners of Qizhong with regard to the outstanding balance of these loans payable.  As a result of the negotiations, these loans were forgiven by these former owners of Qizhong because certain key executives left Goodcar after the purchase and Goodcar’s operations had not been performing the way it was expected.  We incurred higher interest expense as we had more outstanding balances on our short-term borrowings in 2012.

Income Tax

Income tax expense for the year ended December 31, 2012 was $1,596,179, a decrease from $3,303,177 for the year ended December 31, 2011, which is primarily in line with the decline of our income from operations.

Inflation

We believe that inflation has had a negligible effect on operations for the fiscal years 2012 and 2011. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2012 and 2011.

	Year Ended December, 31
	2012	2011
Net cash used in operating activities	$(15,351,117)	$(16,075,060)
Net cash used in investing activities	(6,058)	(97,141)
Net cash provided by financing activities	16,061,147	6,210,253
Effect on exchange rate change on cash	(16)	413,239
Cash and cash equivalents at beginning of year	8,184,793	17,733,502
Cash and cash equivalents at end of year	8,888,749	8,184,793

Operating Activities

During the fiscal year 2012, we used net cash for operating activities of $15,351,117, as compared to $16,075,060 in fiscal year 2011. The decrease in net cash used for operating activities is primarily a result of a decrease in net cash flows used in operating assets and liabilities as compared to 2011.  The decrease of net cash used in operations is primarily due to the net effects of reduction of net income, increase of impairment loss on goodwill and intangible assets, gain on forgiveness of debt, increase of restricted cash, decrease of advances from suppliers, increase of notes payable to suppliers, and decrease of customer deposits.

Investing Activities

During fiscal years 2012 and 2011, we used net cash flows in investing activities of $6,058 and of $97,141, respectively.  We purchased property and equipment in the amount of $6,058 in 2012 as compared to $127,145 in 2011.  We sold certain property and equipment resulting in proceeds of $0 in 2012 and $30,004 in 2011, respectively.

Financing Activities

During fiscal years 2012 and 2011, net cash provided by financing activities was $16,061,147 and $6,210,253, respectively.  We had net short-term borrowings of $15,561,407 in 2012 as compared to $4,266,818 in 2011.  We received loans from a director in the amount of $852,075 in 2012 and $38,710 in 2011, and repaid $352,335 in 2012 and $590,796 in 2011.  We repaid loans to the former Qizhong shareholders in the amount of $2,754,479 during 2011.  In addition, we received the proceeds of the issuance of shares totaling $5,250,000 during 2011.

Our total cash and cash equivalents increased to $8,888,749 as of December 31, 2012, as compared to $8,184,793 as of December 31, 2011.

Working Capital

As of December 31, 2012, the Company had working capital of $59,162,436 compared to $51,218,044 as of December 31, 2011.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings.  As of December 31, 2012, the decrease of working capital was primarily attributable to an increase of restricted cash of $8,209,475, a decrease of receivable related to financing services of $32,117,429, a decrease in notes receivable in the amount of $3,174,201, a decrease of inventories in the amount of $1,561,109, and a decrease of advances from suppliers of $1,727,461, which was partially offset by a decrease in lines of credit related to financing services of $36,182,939, an increase of short-term borrowings of $15,388,026, an increase of notes payable to suppliers of $12,696,196, and a decrease of customer deposits of $27,734,525.

The Company has aggregate outstanding balance of lines of credit related to financing services of $51,528,018 and $87,710,957 as of December 31, 2012 and 2011, respectively, and outstanding balances of short term borrowings of $19,673,128 and $4,285,102 as of December 31, 2012 and 2011, respectively.

We aim to continue to improve the level of working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment, net of $314,126 as of December 31, 2012 and $642,672 as of December 31, 2011. The decrease in fiscal year 2012 was mainly due to the depreciation expense of $162,420 and the loss on disposal of property and equipment of $172,043, which was offset by new additions to property and equipment of $6,058.

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2012 and 2011

	Year Ended December, 31		Change in
	2012	2011	%
Computers	$126,474	$231,043	(45.26)%
Office equipment, furniture and fixtures	75,286	448,395	(83.21)%
Leasehold improvements	33,328	134,217	(75.17)%
Automobiles	1,058,949	1,146,419	(7.63)%
Total	1,294,037	1,960,074	(33.98)%
Accumulated depreciation and amortization	(979,911)	(1,317,402)	(25.62)%
Property and equipment, net	314,126	642,672	(51.12)%

Foreign Cash

As of December 31, 2012 and 2011, the Company had cash deposits of $8,851,507 and $8,169,268 placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China MinSheng Bank. As of December 31, 2012 and 2011, the Company had aggregate credit lines of $135 million (RMB850,000,000) and $179 million (RMB1,125 million), respectively, had outstanding balances under these credit lines amounted to $52 million and $88 million, respectively.

As of December 31, 2012, we had an aggregate outstanding loan balance of $19,673,128 related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank.  As of December 31, 2011, we had outstanding loan balance of $4,285,102 related to a short-term loan agreement with China Zheshang Bank.  These loans carried interest at rates ranging from 0.92% to 7.8% per annum and maturity dates between six months to one year from the original loan agreement dates.   These loans were used for our working capital.  We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms.  In order to expand our revenues on sales of automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders.  As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

During fiscal year 2011, we entered into a factoring agreement with China Zheshang Bank in which all of our notes receivable as of December 31, 2011 were transferred with recourse to China Zheshang Bank. Under the terms of the agreement, the bank advanced the Company up to 80% of the amount of the factored receivables and collected the factored receivable balances directly from the customers. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withheld the interest from the final payment to us on collection. For fiscal year 2011, the Company received advances under the factoring agreement of $4,285,102, which was classified as short term borrowings on the consolidated balance sheet as of December 31, 2011.  This loan was repaid during the year ended December 31, 2012.

Debt Forgiveness

In connection with the Goodcar acquisition, we assumed the balances due to former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong then became shareholders of the Company.  In December 2012, we negotiated with these former owners of Qizhong with regard to the outstanding balance of these loans payable.  As a result of the negotiations, these loans were forgiven by these former owners of Qizhong due to the fact that certain key executives left Goodcar after the purchase and Goodcar’s operations had not been performing the way it was expected.  The formers owners were willing to forgive this debt since the actual performance of Qizhong after the acquisition was far below the performance forecast provided to the Company prior to the acquisition.  We recorded a gain on debt forgiveness in the amount of $1,139,861 (including outstanding debt balance of $1,084,905 and foreign currency translation adjustment of $54,956) as other income in the consolidated statements of income for the year ended December 31, 2012.

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

Reference is made to pages F-1 through F 29 comprising a portion of this annual report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.  Our Chief Executive Officer and Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2012 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of December 31, 2012.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2012.

Internal Control Over Financial Reporting

(a)       Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weaknesses are related to

■	the Company’s accounting department personnel have limited knowledge and experience in US GAAP and SEC Reporting.

As stated in the Form 10K for the year ended December 31, 2011, we had another material weakness, “the failure to retain sufficient qualified accounting personnel in Goodcar, a subsidiary group acquired by the Company in November 1, 2010, to prepare financial statements in accordance with accounting principles generally accepted in the US.”  During the three months ended June 30, 2012, the Company’s accounting team in our headquarters assumed the responsibilities for all the accounting and reporting functions of Goodcar. Accordingly, such material weakness above no longer existed as of December 31, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have done the following:

■
hired an external consultant with extensive experience in US GAAP and SEC reporting who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP, (ii) its periodic SEC reporting process and (iii) providing on-going training to the Company’s accounting staff to enhance their knowledge in US GAAP;

■	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and
■	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the US, notwithstanding the material weakness we identified.

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

(b)       Changes in Internal Control Over Financial Reporting.

During our fiscal year 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Pursuant to that certain Office Tenancy Contract, effective as of January 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Hengjia Port Logistics Co., Ltd. (attached hereto as Exhibit 10.2), the Company leased a booth at Tianjin Free Trade Zone International Automall, No.86, Tianbao Avenue, Tianjin Free Trade Zone.

Pursuant to that certain Office Tenancy Contract, effective as of January 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd. (attached hereto as Exhibit 10.3), the Company leased its main offices at Tianjin Free Trade Zone International Automall, No.86, Tianbao Avenue, Tianjin Free Trade Zone.

Pursuant to that certain Contract on Import L/C Issuing Limits, dated as of September 13, 2012, by and between Tianjin Binhai Shisheng Business and Trade Group Co., Ltd. and the Agricultural Bank of China Tianjin Heping Sub-branch (attached hereto as Exhibit 10.4), the Company entered into a facility line of credit with a maximum amount of RMB 520,000,000.

Pursuant to that certain Termination Agreement, dated as of November 30, 2012, by and between Tianjin Shimao Auto Logistics Center Co., Ltd and Tianjin Binhai Shisheng Trading Group Co., Ltd. (attached hereto as Exhibit 10.5), the Company terminated its lease for 129 Tianbao Avenue, Free Trade Zone, Tianji.

Pursuant to those certain Office Tenancy Contracts, each effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd. (attached hereto as Exhibit 10.6 and Exhibit 10.7), the Company leased two booths and two offices at Tianjin Free Trade Zone International Automall, No.86, Tianbao Avenue, Tianjin Free Trade Zone.

Pursuant to that certain Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd. (attached hereto as Exhibit 10.8), the Company leased its main offices at Tianjin Free Trade Zone International Automall, No.86, Tianbao Avenue, Tianjin Free Trade Zone.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors were elected at the last annual meeting, which occurred on November 19, 2012, and will serve until the next annual meeting. As of December 31, 2012, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Tong, Shiping	52	Chief Executive Officer, President and Chairman of the Board
Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when the Company’s wholly owned operating subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) (“Shisheng”) was founded.  He earned his Bachelor degree in computer science from the China Air Force Engineering University.  Mr. Tong is also a director of the Tianjin Car Logistics Association. The Board believes that Mr. Tong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 17 years of experience in the China auto industry, his having provided leadership and strategic direction to the Company as its founder, and his unparalleled understanding of the Company’s operations and products.

Jin, Yan	46	Chief Operating Officer
Mr. Yan has served as Chief Operating Officer of the Company since July of 2012.  From 2007 to 2010, he served as Managing Director of Madeleine Gourmet Restaurant which operated a series of chain restaurants.  Prior to his appointment as COO, he served as General Manager of Sales for the Company since 2011.  He also earned an MBA from Tianjin Nankai University.

Cheng, Weihong	50	Senior Vice President (Head of Human Resources and General Administration) and Director
Ms. Cheng has served as Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995.  She earned her Bachelor degree from Shijazhuang Military Medical University.  Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995. The Board believes that Ms. Cheng has the experience, qualifications, attributes and skills necessary to serve on the Board because of her over 18 years of experience in the China auto industry as Secretary and Senior VP of the Company.

Wang, Xinwei	55	Chief Financial Officer, Treasurer, Vice President and Director
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

Name	Age	Position Held	Experience
Barth, Howard S.	60	Director
Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 30 years of experience as a chartered accountant.  Currently he is also director and chairman of the Audit Committee of Guanwei Recycing Corp. (a Nasdaq-listed company) since November 2008 and a director of Yukon Gold Corp. (an OTCBB-listed company).  From 2005 until May 2008, he served as a director of Yukon Gold Corp. and from May 2008 to December 2008 he serves as President and C.E.O. ( at the time, dual listed on the OTCBB and TSX).  He has also been a director and chairman of the Audit Committee from December 2005 until June 2009 for Nuinsco Resources Limited (a TSX listed company).  He was also a director of Offshore Petroleum Corp. and Uranium Hunter Corporation (an OTCBB listed company). He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University.  The Board believes that Mr. Barth has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in public companies.

Wang, Wei	34	Director
Mr. Wang has served as the General Manager of Sales of Vcanland Holding Group since 2007, where he has successfully operated a number of real estate development projects and has dealt with accounting issues.  He also received a bachelor degree from the Tianjin Institute of Urban Construction.  The Board believes that Mr. Wang has the experience, qualifications, attributes and skills necessary to serve on the Board because of his successful management experience and familiarity with accounting issues.

Yang, Lili	53	Director
Ms. Yang has served as the accounting director of Tianbao International Trade & Exhibition Ltd. since 2005, where she obtained years of experience in providing customers with commercial financing services.  The Board believes that Ms. Yang has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive experience in accounting.

Zou, Baoying	68	Director
Mr. Zou retired in 2004 from a long career in the education sector.  He has been a member of the China Association for Promoting Democracy since 1984, a highly respected and influential organization. Due to such membership, Mr. Zou has established a wide network with local governmental authorities, which will be very helpful in furthering the Company’s business development.  The Board believes that Mr. Zou has the experience, qualifications, attributes and skills necessary to serve on the Board because of his distinguished career and political affiliations.

Certain Significant Employees

None.

Family Relationships

Ms. Cheng Weihong, our Senior Vice President (Head of Human Resources and General Administration) and a director, is the wife of Mr. Tong Shiping, our President, Chief Executive Officer and Chairman of the Board.

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

Board of Directors Meetings and Committees

The Board held 2 meetings during the fiscal year ended December 31, 2012. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

On December 12, 2008, the Board approved and authorized the establishment of three new committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Howard S. Barth (Chair, Financial Expert), Wang Wei and Yang Lili were appointed to the Audit Committee. Yang Lili (Chair), Wang Wei and Zou Baoying were appointed to the Compensation Committee. Wang Wei (Chair), Yang Lili and Zou Baoying were appointed to the Nominating and Corporate Governance Committee. The charter of each committee is also available in print to any stockholder who requests it.

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Wang Wei and Yang Lili, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission’s (the “SEC”) rules.  The Board has determined that Howard S. Barth qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Board in December of 2007, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall, 86 Tianbao Avenue, Free Trade Zone, Tianjin Province, The People’s Republic of China 300461 and is available on the Company’s website at http://www.chinaautologisticsinc.com.

 Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board. The Nominating Committee submits the list of candidates to the Board who determines which candidates will be nominated to serve on the Board. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board a list of nominees to fill any interim vacancies on the Board resulting from the departure of a member of the Board for any reason prior to the expiration of his term. In recommending nominees to the Board, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the applicable SEC rules and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards.  Although not part of any formal policy, the goal of the Nominating Committee is a balanced and diverse Board, with members whose skills, viewpoint, background and experience complement each other and, together, contribute to the Board’s effectiveness as a whole. The members of the Nominating Committee are Wang Wei (Chair), Yang Lili and Zou Baoying, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange.  The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall, 86 Tianbao Avenue, Free Trade Zone, Tianjin Province, The People’s Republic of China 300461 and is available on the Company’s website at http://www.chinaautologisticsinc.com.

During the fiscal year ended December 31, 2012, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

Compensation Committee

The Compensation Committee is currently comprised of the following Directors of the Company: Yang Lili (Chair), Wang Wei and Zou Baoying, each of whom is “independent” as defined by the applicable SEC rules. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board’s policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall, 86 Tianbao Avenue, Free Trade Zone, Tianjin Province, The People’s Republic of China 300461 and is available on the Company’s website at http://www.chinaautologisticsinc.com.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2012, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees. A copy of the Code may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461.

ITEM 11.	EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tong, Shiping,	2012	$57,112	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$57,112
CEO and President	2011	$56,066	-0-	-0-	-0-	-0-	-0-	-0-		$56,066

Wang, Xinwei,	2012	$38,075	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$38,075
CFO, Treasurer and VP	2011	$37,378	-0-	-0-	-0-	-0-	-0-	-0-		$37,378

Yang, Bin, Former Senior VP	2012	$16,658	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$16,658
(GM, Head of Sales)	2011	$39,247	-0-	-0-	-0-	-0-	-0-	-0-		$39,247

Cheng, Weihong,	2012	$38,075	-0-	-0-	-0-	-0-	-0-	-0-	(4)	$38,075
Senior VP (Head of HR and Admin)	2011	$37,378	-0-	-0-	-0-	-0-	-0-	-0-		$37,378

Jin, Yan	2012	$4,759	-0-	-0-	-0-	-0-	-0-	-0-	(5)	$4,759
COO	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-		$-0-

Li, Yangqian,	2012	$15,864	-0-	-0-	-0-	-0-	-0-	-0-	(6)	$15,864
Former COO and VP	2011	$37,378	-0-	-0-	-0-	-0-	-0-	-0-		$37,378

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ended December 31, 2012 is $57,112 (RMB360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2012).
(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ended December 31, 2012 is $38,075 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2012).
(3)
Mr. Yang Bin’s total compensation for the fiscal year ended December 31, 2012 is $16,658 (RMB105,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2012).  Mr. Yang Bin resigned from his positions effective July 17, 2012.

(4)	Ms. Cheng Weihong’s total compensation for the fiscal year ended December 31, 2012 is $38,075 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2012).
(5)	Mr. Jin Yan’s total compensation for the fiscal year ending December 31, 2012 is $4,759 (RMB30,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2012).
(6)
Mr. Li Yangqian’s total compensation for the fiscal year ending December 31, 2012 is $15,864 (RMB100,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2012).  Mr. Li Yangqian resigned from his positions effective July 17, 2012.

As of December 31, 2012, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The 2010 Omnibus Long-Term Incentive Plan (the “Plan”) assists the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company, and providing annual and long-term incentives for such persons expend maximum efforts in the creation of stockholder value. The Plan is administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors. The Plan does not limit the availability of awards to any particular class or classes of eligible employees. Awards granted under the Plan are not transferable, except in the event of the participant's death. Under the Plan, 362,000 shares (reflected a one-for-six reverse split of the Company’s issued and outstanding shares of common stock on October 6, 2012) are currently reserved and available for delivery in connection with awards under the Plan.

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010. As of March 27, 2013, no awards have been granted under the Plan.

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

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Howard S. Barth	$24,000	-0-	-0-	-0-	-0-	$24,000
Yang Lili	-0-	-0-	-0-	-0-	-0-	-0-
Wang Wei	-0-	-0-	-0-	-0-	-0-	-0-
Zou Baoying	-0-	-0-	-0-	-0-	-0-	-0-

In fiscal year 2012 the Company paid an annual compensation of $24,000 to Howard S. Barth, our audit committee chair/director.  Other than these payments to Mr. Barth, the Company did not provide any compensation to its directors in the fiscal year ended December 31, 2012. The Company may establish certain other compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2013 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Bright Praise Enterprises Limited	1,648,140	44.61%
Choi Chun Leung Robert**	1,648,140	44.61%

* Unless otherwise noted, the address is that of the Company’s.
** Choi Chun Leung Robert is the beneficial owner of 1,648,140 shares of our common stock through his 100% ownership of Bright Praise Enterprises Limited and through his position as the sole director of Bright Praise Enterprises Limited.

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 27, 2013. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Tong Shiping, Chief Executive Officer, President and Chairman of the Board**	-0-	0%
Jin Yan, Chief Operating Officer	-0-	0%
Wang Xinwei, Chief Financial Officer, Treasurer, Vice President and Director	-0-	0%
Cheng Weihong, Senior Vice President (Head of Human Resources and General Administration) and Director**	-0-	0%
Howard S. Barth, Director	-0-	0%
Wang Wei, Director	-0-	0%
Yang Lili, Director	-0-	0%
Zou Baoying, Director	-0-	0%
All Directors and Officers as a Group (8 persons)	-0-	0%

* Unless otherwise noted, the address is that of the Company’s.
** Choi Chun Leung Robert holds 100% ownership of Bright Praise Enterprises Limited as trustee for the benefit of Tong Shiping and Cheng Weihong

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	362,000
Equity compensation plans not approved by security holders	None		None	None
Total				362,000

(1)	As of March 27, 2013, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2012 and 2011, the Company made aggregate borrowings from Ms. Cheng Weihong of $852,075 and $0, respectively, and made repayments of $352,335 and $590,796  to Ms. Cheng Weihong. As of December 31, 2012 and 2011, the outstanding balances due to Ms. Cheng Weihong were $512,023 and $22,316, respectively.

One of the Company’s shareholders, Sino Peace Limited, paid accrued expenses of $0 and $440,113 on behalf of the Company during the years ended December 31, 2011 and 2012. The amounts of $2,156,166 and $2,156,235 were outstanding as due to this shareholder on the consolidated balance sheet as of December 31, 2012 and 2011.

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

In connection with the Goodcar acquisition, the Company assumed the balances due to former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong then became shareholders of the Company.  In December 2012, the Company negotiated with these former owners of Qizhong with regard to the outstanding balance of these loans payable.  As a result of the negotiations, these loans were forgiven by these former owners of Qizhong due to the fact that certain key executives left Goodcar after the purchase and Goodcar’s operations had not been performing the way it was expected.  The formers owners were willing to forgive this debt since the actual performance of Qizhong after the acquisition was far below the performance forecast provided to the Company prior to the acquisition.  The Company recorded a gain on debt forgiveness in the amount of $1,139,861 (including outstanding debt balance of $1,084,905 and foreign currency translation adjustment of $54,956) as other income in the consolidated statements of income for the year ended December 31, 2012.   As of December 31, 2012 and 2011, outstanding balance due to these former owners of Qizhong was $0 and $1,140,313, respectively.

Mr. Tong, Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

Director Independence

All members of the Company’s Board, excluding Tong Shiping, Cheng Weihong and Wang Xinwei, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent accountant is Marcum LLP. As reported in our Form 8-K filed on October 6, 2010, the Company appointed Marcum LLP as its independent accountant effective as of October 1, 2010. Our previous independent accountant was Stonefield Josephson, Inc., which combined its practice with Marcum LLP effective as of October 1, 2010. Set forth below are aggregate fees billed by Marcum LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2012 and 2011.

Audit Fees

During the fiscal year ended December 31, 2012 and 2011, the fees for Marcum LLP were $289,305 and $223,882, respectively.

Audit Related Fees

During the fiscal year ended December 31, 2012, the fees for Marcum LLP were $15,953 related to agreed-upon procedures related to a cash verification request from the NASDAQ Stock Market.  During the fiscal year ended December 31, 2011, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2012 and December 31, 2011, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2012 and December 31, 2011, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2012 and 2011, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC. All work is preapproved.

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

(b)       Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (3)	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.2*	Office Tenancy Contract, effective as of January 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Hengjia Port Logistics Co., Ltd.
10.3*	Office Tenancy Contract, effective as of January 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.4*
Pursuant to that certain Contract on Import L/C Issuing Limits, dated as of September 13, 2012, by and between Tianjin Binhai Shisheng Business and Trade Group Co. , Ltd. and the Agricultural Bank of China Tianjin Heping Sub-branch

10.5*	Termination Agreement, dated as of November 30, 2012, by and between Tianjin Shimao Auto Logistics Center Co., Ltd and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6*	Office Tenancy Contracts, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.7*	Office Tenancy Contracts, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.8*	Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (4)	Code of Business Conduct and Ethics
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Form SB2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.
(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008
(3) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchanges Commission on May 15, 2012.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
* Attached hereto

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2012

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Comprehensive Income	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp
Los Angeles, California
April 1, 2013

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$8,888,749	$8,184,793
Restricted cash	27,015,351	18,805,876
Accounts receivable - trade, net of allowance for doubtful accounts of $0 and $2,796 in 2012 and 2011, respectively	-	107,936
Receivables related to financing services	57,134,815	89,252,244
Notes receivable	1,587,024	4,761,225
Inventories	27,141,004	28,702,113
Advances to suppliers	43,019,343	44,746,804
Prepaid expenses	19,071	141,665
Value added tax receivable	338,513	625,724
Deferred tax assets	714,161	-
Total current assets	165,858,031	195,328,380

Property and equipment, net	314,126	642,672
Goodwill	-	3,736,573
Intangible assets, net	-	1,419,830
Other assets	23,559	37,637
Total assets	$166,195,716	$201,165,092

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit related to financing services	$51,528,018	$87,710,957
Short term borrowings	19,673,128	4,285,102
Accounts payable	-	1,566
Notes payable to suppliers	12,696,196	-
Accrued expenses	356,114	446,264
Customer deposits	19,131,420	46,865,945
Deferred revenue	241,598	319,974
Due to shareholders	2,156,166	3,296,548
Due to director	512,023	22,316
Income tax payable	400,932	1,161,664
Total current liabilities	106,695,595	144,110,336

Deferred tax liability	-	359,342
Total liabilities	106,695,595	144,469,678

Commitments and contingencies (Note 15)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2012	2011

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 3,694,394 shares issued and outstanding as of December 31, 2012 and 2011	3,694	3,694
Additional paid-in capital	21,994,074	21,994,074
Accumulated other comprehensive income	5,923,398	5,699,444
Retained earnings	31,006,409	28,439,322
Total China Auto Logistics Inc. shareholders’ equity	58,927,575	56,136,534
Noncontrolling interests	572,546	558,880
Total equity	59,500,121	56,695,414

Total liabilities and shareholders’ equity	$166,195,716	$201,165,092

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011

Net revenue	$591,315,104	$452,149,602
Cost of revenue	580,057,718	436,010,820
Gross profit	11,257,386	16,138,782

Operating expenses:
Selling and marketing	977,555	1,488,408
General and administrative	2,036,436	2,379,703
Impairment loss of goodwill and intangible assets	4,661,201	893,583
Total operating expenses	7,675,192	4,761,694

Income from operations	3,582,194	11,377,088

Other income (expenses):
Interest income	230,916	63,922
Interest expense	(531,301)	(16,641)
Loss on disposal of property and equipment	(172,043)	7,736
Gain on forgiveness of debt	1,139,861	-
Miscellaneous	(72,922)	3,730
Total other income	594,511	58,747

Income before income taxes	4,176,705	11,435,835

Income taxes	1,596,179	3,303,177

Net income	2,580,526	8,132,658

Less: Net income attributable to noncontrolling interests	13,439	100,043

Net income attributable to shareholders of China Auto Logistics Inc.	$2,567,087	$8,032,615

Earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$0.69	$2.34

Weighted average number of common shares outstanding
- basic and diluted	3,694,394	3,437,740

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011

Net income	$2,580,526	$8,132,658

Other comprehensive income
- Foreign currency translation adjustments	224,181	2,411,684

Comprehensive income	2,804,707	10,544,342

Less: Comprehensive income attributable to noncontrolling Interests	13,666	125,755

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$2,791,041	$10,418,587

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Interests	Equity

Balance as of January 1, 2011	3,194,394	3,194	16,744,574	3,313,472	20,406,707	433,125	40,901,072
Issuance of shares (Note 12)	500,000	500	5,249,500	-	-	-	5,250,000
Foreign currency translation adjustments	-	-	-	2,385,972	-	25,712	2,411,684
Net income	-	-	-	-	8,032,615	100,043	8,132,658

Balance as of December 31, 2011	3,694,394	3,694	21,994,074	5,699,444	28,439,322	558,880	56,695,414
Foreign currency translation adjustments	-	-	-	223,954	-	227	224,181
Net income	-	-	-	-	2,567,087	13,439	2,580,526
Balance as of December 31, 2012	3,694,394	$3,694	$21,994,074	$5,923,398	$31,006,409	$572,546	$59,500,121

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,580,526	$8,132,658

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	341,483	491,480
Loss on disposal of property and equipment	172,043	7,736
Impairment loss of goodwill and intangible assets	4,661,201	893,583
Gain on forgiveness of debt	(1,139,861)	-

Changes in operating assets and liabilities:
Restricted cash	(8,207,076)	(11,728,394)
Accounts receivable - trade	107,894	43,315
Receivables related to financing services	32,524,609	(48,199,401)
Notes receivable	3,172,891	(4,740,909)
Inventories	1,559,629	(8,262,509)
Advances to suppliers	1,725,410	(29,615,008)
Prepaid expenses, other current assets and other assets	136,617	63,445
Value added tax receivable	287,087	(534,814)
Deferred tax assets	(713,900)	10,107
Accounts payable	(1,565)	(26,109)
Lines of credit related to financing services	(36,588,686)	49,036,447
Notes payable	12,691,563	-
Accrued expenses	(54,205)	382,793
Customer deposits	(27,722,918)	28,140,166
Deferred revenue	(78,336)	47,899
Income tax payable	(760,417)	(133,267)
Deferred tax liability	(45,106)	(84,278)
Net cash used in operating activities	(15,351,117)	(16,075,060)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	-	30,004
Purchase of property and equipment	(6,058)	(127,145)
Net cash used in investing activities	(6,058)	(97,141)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,250,000
Proceeds from short-term borrowings	32,464,014	4,266,818
Repayments of short-term borrowings	(16,902,607)	-
Repayments to shareholders	-	(2,754,479)
Proceeds from a director	852,075	38,710
Repayment of amount due to director	(352,335)	(590,796)
Net cash flows provided by financing activities	16,061,147	6,210,253

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2012	2011

Effect of exchange rate change on cash	(16)	413,239

Net increase (decrease) in cash and cash equivalents	703,956	(9,548,709)

Cash and cash equivalents at the beginning of year	8,184,793	17,733,502
Cash and cash equivalents at the end of year	$8,888,749	$8,184,793

Supplemental disclosure of cash flow information:
Interest paid	$3,905,767	$1,665,633
Income taxes paid	$3,115,602	$3,507,184

Non-cash activities

Increase in balance due to shareholders for accrued expenses paid by shareholder	$-	$440,113

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc. (the “Company” or “China Auto”), and the following wholly owned and majority owned subsidiaries of the Company:

●	Ever Auspicious International Limited (“HKCo”),

●	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”),

●	Tianjin Ganghui Information Technology Corp. (Ganghui”),

●	Tianjin Hengjia Port Logistics Corp. (“Hengjia”),

●	Zhengji International Trading Corp. (“Zhengji”),

●	Chongqing Qizhong Technology Co., Ltd (“Qizhong”),

On November 10, 2008, China Auto, formerly Fresh Ideas Media, Inc. (“Fresh Ideas”), incorporated on February 22, 2005 in the State of Nevada, entered into a Share Exchange Agreement with HKCo. Under the Share Exchange Agreement, China Auto issued 1,950,000 (pre reverse split of 11,700,000) shares of its common stock to acquire all the issued and outstanding capital stock of HKCo. The closing of the Share Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 189,167 (pre reverse split of 1,135,000) shares of the Company’s common stock held by Phillip E. Ray and Ruth Daily, the Company’s principal stockholders immediately prior to the Closing, which was a condition of the Closing. Prior to the closing of the Share Exchange and the cancellation of shares stated above, the Company had a total of 1,255,833 (pre reverse split of 7,535,000) shares of common stock issued and outstanding. As a result of the Exchange, HKCo became the Company’s wholly-owned subsidiary. Upon the closing of this transaction, the Company’s primary business operations are those of HKCo. Shortly after the closing, Fresh Ideas changed its name to China Auto Logistics Inc.

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

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong and completed the acquisition simultaneously. Qizhong is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobiles, including discounted gas, car washes, and body-shop repair and car maintenance. Beijing Goodcar Technology Development Co., Ltd. (“Beijing Goodcar”), Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”), Wuhan Youlu Network Technology Co., Ltd (“Wuhan Youlu”), Chengdu Haoche Technology Development Co., Ltd. (“Chengdu Haoche”), Tianjin Goodcar Technology Development Co., Ltd (“Tianjin Goodcar”) and Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”)are wholly-owned subsidiaries of Qizhong (collectively, “Goodcar”). These services provided by Goodcar were then included in the Company’s segments of web-based advertising services and automobile value added services.

During 2012, the Company deregistered the wholly owned subsidiaries of Qizhong, including Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.  All of these subsidiaries’ operations have been assumed by their parent company, Qizhong.  The Company has disposed of the majority of the assets of these subsidiaries and transferred the remaining net assets to the Company’s other subsidiaries.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Reverse Stock Split

On October 9, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation to effect a one-for-six reverse split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share. The Certificate of Amendment was effective upon filing on October 9, 2012. The Company’s stockholders, at a Special Meeting of Stockholders held on September 4, 2012, had previously authorized the Company’s Board of Directors to effect a reverse stock split at a ratio of up to one-for-six to be determined by the Board of Directors. There was no change to the authorized shares of common stock of the Company as a result of the reverse stock split. Any fraction of a share of common stock that would otherwise have resulted from the reverse split was rounded up to the next whole share.  Accordingly, all references to numbers of common shares and per-share data in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effects of the reverse stock split.

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

Currency Reporting

Amounts reported in the consolidated financial statements are stated in US Dollars, unless stated otherwise. Our functional currency is the Renminbi (“RMB”). Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our Company have been translated into US dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into US dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of comprehensive income and as a separate component of the consolidated statements of shareholders’ equity.

Fair Value Disclosures of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact its business, and it considers assumptions that market participants would use when pricing the asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs utilized in measuring fair value as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●
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

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s accounts receivable, receivables related to financing services, notes receivable, value added tax receivable, inventories, prepaid expenses, accounts payable, advances to suppliers, lines of credit related to financing services, short-term borrowings, notes payable to suppliers, accrued expenses, customer deposits, deferred revenue, due to shareholders, due to director, and income tax payable as of December 31, 2012 and 2011 approximate fair value.

Other Comprehensive Income

Other comprehensive income consists of other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $223,954 and $2,411,684 for the years ended December 31, 2012 and 2011, respectively, are foreign currency translation adjustments.

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

Major Customers

During the years ended December 31, 2012, customer #1 accounted for 16.2% of the Company’s net revenue.  During the year ended December 31, 2011, customer #2 accounted for 10.6% of the Company’s net revenue.

Major Suppliers

Supplier# 1 accounted for 10.7% of the Company’s purchases during the year ended December 31, 2012.  No supplier accounted for 10% or more of the Company’s purchase during the year ended December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at bank and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC are not protected by any insurance and such uninsured amounts totaled $8,850,433 and $8,169,268 as of December 31, 2012 and 2011, respectively.

Restricted Cash

The Company is required to maintain certain amounts of cash in its banks to secure certain banks’ letters of credit issued to its customers, certain draws on its lines of credit, short-term borrowings and notes payable to suppliers. Restricted cash to secure these bank lines is not protected by any insurance and such restricted cash totaled $27,015,351 and $18,805,876 as of December 31, 2012 and 2011, respectively.

Accounts and Notes Receivable

Accounts and notes receivable are stated at the amount the Company expects to collect. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience and other currently available evidence. Accounts and notes receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2012 and 2011, the Company had an allowance for doubtful accounts of $0 and $2,796, respectively, in respect of its accounts receivable; and had no allowance for doubtful accounts in respect of its notes receivable.

During the year ended December 31, 2011, one of the Company’s customers provided the Company with promissory notes on the date of purchase. The payment dates of the promissory notes are six months from the date of issue. For consolidated balance sheet presentation purposes, amounts due to the Company under these promissory notes are presented as notes receivable. As of December 31, 2011, notes receivable totaled $4,761,225. All of these promissory notes are sold with recourse to China Zheshang Bank, with which the Company regularly does business. The sales of these notes receivable have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment. The principal amount of the notes sold with recourse is included in both notes receivable and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customer to the bank. As of December 31, 2011, the principal amount of such promissory notes included in notes receivable and short term borrowings on the consolidated balance sheets totaled $4,761,225 and $4,285,102, respectively.  The notes receivable were fully collected during the year ended December 31, 2012.

Receivables Related to Financing Services

The Company records a receivable related to financing services when cash is loaned to the customers to finance their purchases of automobiles. Upon repayments by the customers, the Company records the amounts as reductions of receivables related to financing services.  Receivables related to financing services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles. The Company charges a fee for providing loan services and such fee is prepaid by the customers. The Company amortizes these fees over the receivable term, which is typically 90 days, using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivable related to financing services historically and accordingly did not record any allowance of credit losses as of December 31, 2012 and 2011.

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of December 31, 2012 and 2011, there was no reserve for obsolescence.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Computers	5 years
Office equipment, furniture and fixtures	5 years
Leasehold improvements	5 years
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2012 and 2011.

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

The Company uses a combination of valuation techniques, primarily using discounted cash flows to determine the fair values of its reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, including the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units and is 22.44% in 2011. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach is significantly different than our market capitalization, we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimates of the fair values of these reporting units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

In the fourth quarter of 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, which is included in the Company’s Automobile Value Added Services segment, the Company reevaluated its related goodwill and determined that the goodwill related to its Automobile Value Added Services reporting unit was impaired. Accordingly, the Company recorded a goodwill impairment charges of $810,571 during the year ended December 31, 2011.

In the fourth quarter of 2012, the Company revised its business plan and downsized Goodcar’s operations.  The Company reviewed Goodcar’s advertising operations and decided to cease such operations to generate advertising revenue.  The Company evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interest to cease its operations in order for it to better focus on its core business in automobile sales, automobile value added services and financing services.  The Company continues to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.  Due to the closing of Goodcar’s advertising operations, the Company recorded an impairment charge of $3,735,091 related to the goodwill acquired in the acquisition of Goodcar.

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

During the fourth quarter of 2012, the Company recorded impairment charge of $926,110 (net of deferred taxes of $314,094) related to intangible assets acquired in the acquisition of Goodcar.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui. The noncontrolling interests in 2012 and 2011 are summarized as below:

	As of December 31,
	2012	2011

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%
Zhengji	2.0%	2.0%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2012 and 2011 and “net income attributable to noncontrolling interests” in the consolidated statements of income for the years ended December 31, 2012 and 2011.

Deferred Revenue

Deferred revenue includes amounts received from customers for which services revenue recognition is not yet appropriate. All deferred revenue is anticipated to be recognized within the next 12 months from the balance sheet dates.

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

Value Added Taxes represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sale and are detailed on invoices provided to customers. The Company accounts for value added taxes on a net basis. The Company recorded and paid business taxes based on a percentage of the net service revenues and reported the service revenue net of the business taxes and other sales related taxes.

Cost of Revenue

Cost of revenue includes the purchase cost of the automobiles, freight and all the direct costs related to the sales of the automobiles. All costs related to the Company’s distribution network are included in the cost of revenue.

Operating Expenses

Selling and marketing expenses include salaries and employee benefits, rent, advertising, travel and entertainment and insurance.

General and administrative expenses include management and office salaries and employee benefits, depreciation for office facilities, office equipment and automobiles, travel and entertainment, insurance, legal and accounting, consulting fees, workers’ compensation insurance, and other office expenses.

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $14,000 and $131,000 of advertising expenses for the years ended December 31, 2012 and 2011, respectively. Advertising expense is included in the caption “Selling and Marketing” within operating expenses on the consolidated statements of income.

Income taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits.  The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2012 and 2011.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2012 and 2011, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States of America and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 became for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

(3)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	As of December 31,
	2012	2011

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,527,214	$7,368,447
Collateral for borrowings on the lines of credit related to financing services	-	11,437,429
Collateral for short-term borrowings – pledge financing agreement	16,140,039	-
Collateral for notes payable to suppliers	6,348,098	-
	$27,015,351	$18,805,876

(4)	Notes Receivable

During the year ended December 31, 2012, the Company’s major customer paid for the purchases of the Company’s auto products by issuing notes receivable in an aggregate amount of approximately $1,587,024 (RMB 10,000,000). This note receivable is a short-term promissory note issued by the Bank of Dalian that entitles the Company to receive the full face amount from the bank at maturity, which is three months from the date of issuance in January 2013.

During the year ended December 31, 2011, one of the Company’s long term customers paid for the purchases of the Company’s auto products by issuing notes receivable in the amount of approximately $4,761,225 (RMB 30,000,000). These notes receivable are short-term promissory notes issued by the Bank of Shanghai that entitle the Company to receive the full face amount from the bank at maturity, which is 6 months from the date of issuance. The Company arranged to transfer, with recourse its notes receivable during the year ended December 31, 2011 to China Zheshang Bank under a factoring arrangement. Details of the factoring arrangement are disclosed in Note 9(a). These notes were fully collected during the year ended December 31, 2012.

(5)	Property and Equipment, Net

A summary of property and equipment is as follows:

	As of December 31,
	2012	2011

Computers	$126,474	$231,043
Office equipment, furniture and fixtures	75,286	448,395
Leasehold improvements	33,328	134,217
Automobiles	1,058,949	1,146,419
	1,294,037	1,960,074
Less: Accumulated depreciation and amortization	979,911	1,317,402
	$314,126	$642,672

Depreciation and amortization expense for property and equipment amounted to $162,420 and $238,730 for the years ended December 31, 2012 and 2011, respectively.

(6)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Reporting Segments
	Web-based Advertising Services	Automobile Value Added Services	Total

Balance as of January 1, 2011	$3,551,506	$770,424	$4,321,930
Impairment	-	(810,571)	(810,571)
Translation adjustment	185,067	40,147	225,214

Balance as of December 31, 2011	3,736,573	-	3,736,573

Impairment	(3,735,091)	-	(3,735,091)
Translation adjustment	(1,482)	-	(1,482)

Balance as of December 31, 2012	$-	$-	$-

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

During the fourth quarter of 2012, the Company revised its business plan and downsized Goodcar’s operations.  The Company reviewed Goodcar’s advertising operations and decided to cease such operations to generate advertising revenue.  The Company evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interest to cease its operations in order for it to better focus on its core business in automobile sales, automobile value added services and financing services.  The Company continues to operate Goodcar’s website to promote our products and services in other segments, including automobile sales, automobile valued added services and financing services.  Due to the closing of Goodcar’s advertising operations, the Company recorded an impairment charge of $3,735,091 related to the goodwill acquired in the acquisition of Goodcar.

(7)	Intangible Assets, Net

All the Company’s intangible assets were acquired in connection with Goodcar on November 1, 2010. As of December 31, 2012 and 2011, the Company’s intangible assets include:

		As of December 31, 2012
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization :
Advertising customer relationships	4 years	$900,000	$53,869	$497,427	$456,442	$-
Memberships	5 years	102,000	6,276	83,012	25,264	-
		1,002,000	60,145	580,439	481,706	-

Intangible asset not subject to amortization:
Trademark	Indefinite	700,000	42,777	742,777	-	-
Total		$1,702,000	$102,922	$1,323,216	$481,706	$-

		As of December 31, 2011
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization :
Advertising customer relationships	4 years	$900,000	$55,378	$-	$278,620	$676,758
Memberships	5 years	102,000	6,276	83,012	25,264	-
		1,002,000	61,654	83,012	303,884	676,758

Intangible asset not subject to amortization:
Trademark	Indefinite	700,000	43,072	-	-	743,072
Total		$1,702,000	$104,726	$83,012	$303,884	$1,419,830

During the year ended December 31, 2011, due to the planned closing of Goodcar’s operations related to sales of VIP membership cards and other promotion services, the Company compared the carrying value of the memberships to the undiscounted cash flow expected to be generated from those customers. For those memberships for which the carrying amount was larger than its estimated undiscounted cash flow, the Company recorded an impairment charge to the extent the carrying amount of customer relationships exceeded its fair value. The Company recorded an impairment charge of intangible assets totaling $83,012 ($62,259 after-tax).

During the fourth quarter of 2012, the Company recorded an impairment charge of $926,110 (net of deferred taxes of $314,094) related to intangible assets acquired in the acquisition of Goodcar.

Amortization expense for intangible assets was $179,063 and $252,750 for the year ended December 31, 2012 and 2011, respectively.

(8)	Lines of Credit Related to Financing Services

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 15% to 20% of the purchase price of the automobiles. If customers default on payment, the banks take custody of the automobiles until the borrowings are fully repaid.

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of income. Interest expense related to these lines of credit was $3,374,466 and $1,648,992 for the years ended December 31, 2012 and 2011, respectively.

China Merchants Bank

In June 2011, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,696,196 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates ranging from 4.27% to 5.78% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2012 and 2011, the Company had an outstanding balance of $0 and $8,905,335, respectively, under the facility line of credit. The facility line of credit, which was guaranteed Ms. Cheng Weihong director of the Company,, matured in June 2012 and was repaid.

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,696,196 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the year ended December 31, 2012, the interest is charged at rates ranging between 3.37% and 3.44% per annum and is repayable within 3 months from the dates of drawing. As of December 31, 2012 and 2011, the Company had an outstanding balance of $10,542,205 and $0, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong and a non-related entity which is a supplier of the Company, and matures in June 2013.

Agricultural Bank of China

(a)
In February 2011, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $76,177,175 (RMB 480,000,000).  The facility line of credit is guaranteed by Mr. Tong Shiping, direct and CEO of the Company, and Ms. Cheng Weihong and originally matured in December 2012.  In September 2012, the Company and Agricultural Bank of China executed another facility line of credit agreement which superseded the February 2011 agreement. See (b) below.

The borrowings under these facility lines of credit bear interest at rates ranging from 4.82% to 5.88% per annum and are repayable within three months from the dates of drawing. As of December 31, 2012 and 2011, the Company had outstanding balances of $0 and $47,601,718, respectively, under these facility lines of credit.

(b)
In September 2012, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $82,525,273 (RMB 520,000,000) as of December 31, 2012. The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both, and one of which is a major customer, and matures in September 2013.

The borrowings under these facility lines of credit bear interest at rates ranging from 4.18% to 5.24% per annum and are repayable on the due dates which are predetermined prior to each draw. As of December 31, 2012, the Company had outstanding balances of $40,085,271 under this facility line of credit.

(c)
In addition to the above facility lines of credit agreements with Agricultural Bank of China, the Company had $0 and $11,437,429 of short borrowings with Agricultural Bank of China as of December 31, 2012 and 2011. These short term borrowings bear interest at rates ranging between 3.23% and 3.74% per annum, mature within three months or six months from the dates of borrowing and are secured by the amount of $0 and $11,437,429 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of December 31, 2012 and 2011.

PuDong Development Bank

In August 2011, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,870,244 (RMB 100,000,000). The borrowings under these facility lines of credit bear interest at rates ranging from 4.97% to 6.47% per annum.  As of December 31, 2012 and 2011, the Company had an outstanding balance of $0 and $9,093,646, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong and a non-related entity, which was also a supplier and a customer of the Company, and matured in August 2012.

In December 2012, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,870,244 (RMB 100,000,000).  The borrowings under these facility lines of credit bear interest at rates ranging from 4.97% to 6.47% per annum. As of December 31, 2012, the Company had outstanding balance of $0, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong and a non-related entity, which is also a supplier and a customer of the Company, and matures in December 2013.

China Zheshang Bank

In April 2010, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $7,935,122 (RMB 50,000,000) . This facility line of credit is guaranteed by Mr. Tong Shiping and Ms. Cheng Weihong and two non-related entities, which are also suppliers and customers of the Company, and matured in June 2012.

In November 2011, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $23,805,367 (RMB 150,000,000). This facility line of credit is guaranteed by Mr. Tong Shiping and Ms. Cheng Weihong and two non-related entities, one of which is a supplier and customer of the Company and the other one is owned by a close personal friend of Mr. Tong Shiping, the Company’s president and CEO, and matures in November 2013.

In September 2012, the Company entered into a facility line of credit agreement with China Zheshang Bank which superseded the November 2011 facility line of credit agreement mentioned above. Under the terms of the agreement, the Company could borrow a maximum amount of $23,805,367 (RMB 150,000,000) as of December 31, 2012. This facility line of credit is guaranteed by Mr. Tong Shiping, Ms. Cheng Weihong, and two unrelated parities, which are also customers (including one major customer) of the Company, and matures in September 2013.

The borrowing under these facility lines of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing.  As of December 31, 2012 and 2011, the Company had outstanding balances of $900,542 and $496,181, respectively, under these facility lines of credit.

Industrial and Commercial Bank of China

In November 2011, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China. Under the terms of the agreement, there is no stipulated maximum amount of borrowings but each drawing from the facility line is subject to approval from the bank on an individual basis. The borrowings under this facility bear interest at a rate of 4.17% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2012 and 2011, the Company had outstanding balances of $0 and $742,595, respectively, under the facility line of credit. The facility line of credit matured in November 2012.

Shengjing Bank

In February 2011, the Company entered into a facility line of credit agreement with Shengjing Bank. Under the terms of agreement, the Company could borrow a maximum amount of $11,109,171 (RMB 70,000,000).  The borrowings under this facility bear interest at rates ranging from 4.25% to 4.28% per annum and are repayable within 3 month from the dates of drawing. As of December 31, 2012 and 2011, the Company had no outstanding balances under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong and a non-related entity, which was also a supplier and customer of the Company, and matured in February 2012.

China Minsheng Bank

In April 2011, the Company entered into a facility line of credit agreement with China Minsheng Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,696,196 (RMB 80,000,000).  The borrowings under this facility bore interest at a rate 6.47% per annum and were repayable within 3 months from the dates of drawing. As of December 31, 2012 and 2011, the Company had outstanding balances of $0 and $9,434,053 under the facility line of credit. The facility line of credit was guaranteed by Mr. Tong Shiping and Ms. Cheng Weihong and two non-related entities, which were suppliers and customers of the Company, and matured in April 2012.

(9)	Short Term Borrowings

(a) Factoring Agreement

In December 2011, the Company entered into a factoring agreement with China Zheshang Bank under which it sells receivables with recourse to the bank. Under the terms of the agreement, the bank advances the Company up to 80% of the amount of the receivables sold and collects the factored receivable balances directly from the customers. The maximum borrowing percentage was subsequently increased to 90% per a verbal approval by the bank. The bank charges interest at a rate of 7.8% per annum on the amount advanced and withholds the interest from the final payment to the Company on collection. In the event of a commercial dispute on the receivable, the factor has the right to demand that the Company repurchase the receivable and refund any advances to the bank. The agreement allows the Company to sell receivables totaling up to $15,870,245 (RMB 100,000,000). The factoring agreement expired in December 2012.

As of December 31, 2012 and 2011, the outstanding balances of $0 and $4,285,102, respectively, were classified as short term borrowings in the consolidated balance sheets.

As of December 31, 2012 and 2011, the Company had outstanding balances of $0 and $4,761,225, respectively, for the sale of receivables under this factoring agreement. Amounts outstanding under the agreement are included in short-term borrowings in the consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860.

(b) Pledge Financing Agreements

In March, April, June, July, September and October 2012, the Company entered into twelve short term financing agreements with Agricultural Bank of China (“ABC”) for a period of six months. Four of the agreements expired and outstanding amounts were repaid during the year ended December 31, 2012.  The total outstanding balance of these agreements was $16,608,604 as of December 31, 2012. Under the terms of the agreements, ABC advanced $16,608,404 to the Company and as conditions of these financing agreements, the Company is required to pledge its notes receivable in the aggregate amount of $1,587,024 (RMB 10,000,000) as guarantees. In addition, the Company is required to maintain a bank deposit of $16,140,039 (RMB 101,700,000) which is classified as restricted cash in the consolidated balance sheet as of December 31, 2012. Based on the preliminary estimates of the bank, these financing loans carry interest at a rate equal to the LIBOR plus a rate between 0.3% and 2.6% (a rate range between 0.92% and 3.33% at December 31, 2012).  Upon the repayment dates of these draws, the Company will make final interest payments which could result in the effective interest rate paid to differ from the estimated interest rates provided by the bank prior to the draws. These draws are repayable on various dates between January 2013 and April 2013.

(c) Overdraft Agreement

In April 2012, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can borrow a maximum amount of $1,587,024 (RMB 10,000,000). This overdraft line of credit is part of the RMB 100,000,000 facility line of credit with PuDong Development Bank stated above. The borrowing under this facility bore interest at a rate of 7.32% for a borrowing period of 90 days and 8.0532% for an additional period of 30 days, and was secured by restricted cash deposited at the bank. The overdraft agreement, which was guaranteed by Ms. Cheng Weihong and a non-related entity, which was a supplier and a customer of the Company, matured in August 2012 and was repaid.

(d) Loan Agreements

In September 2012, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate loan amount of $3,064,524 (RMB 19,309,874). The borrowings under these loan agreements bears interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, Ms. Cheng Weihong, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. Total outstanding balance of these agreements was $3,064,524 as of December 31, 2012.

(10)	Notes Payable to Suppliers

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

As of December 31, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $12,696,196 (RMB 80,000,000) of which Bank of Jinzhou will guarantee payments to suppliers within term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,348,098 as guaranteed funds, which was classified as restricted cash as of December 31, 2012.

The purpose of this arrangement is to provide additional time for the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(11)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2012 and 2011.

The Company’s income tax provision amounted to $1,596,179 and $3,303,177, respectively, for the years ended December 31, 2012 and 2011 (an effective rate of 38.22% and 28.90% for 2012 and 2011, respectively). A reconciliation of the provision for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2012	2011

Computed tax at US federal statutory rate of 34%	$1,420,079	$3,888,184

Permanent differences:
Meals and entertainment (non-deductible portion)	44,114	29,012
Legal and professional fees (non-deductible portion)	226,569	136,217
Impairment loss of goodwill and intangible assets (non-deductible portion)	451,400	202,642
Tax rate difference between US and PRC on foreign earnings	(375,903)	(1,029,223)
Loss of Qizhong and its subsidiaries not deducted by other consolidation group entities as separated tax returns were filed	342,330	-
Change in valuation allowance	(443,726)	51,026
Other	(68,684)	25,319
	$1,596,179	$3,303,177

Details of income taxes	As of December 31,
	2012	2011
Current
US Federal	$-	$-
PRC	2,310,079	3,313,823
Total current	2,310,079	3,313,823

Deferred
US Federal	-	-
PRC	(713,900)	(10,646)
Total deferral	-	(10,646)

Total income taxes	$1,596,179	$3,303,177

	As of December 31,
	2012	2011
Details of deferred taxes
Deferred tax assets:
Impairment loss carryforwards	$714,161	$-
Net operating losses carryforwards	-	443,726
Advertising expense carryforwards	-	58,856
Allowance for doubtful accounts	-	699
	714,161	503,281
Valuation allowance	-	(503,281)
Total deferred tax asset	714,161	-

Deferred tax liability:
Intangible assets	-	(359,342)
Total deferred tax liability	-	(359,342)

Net deferred tax liability	$-	$(359,342)

Classification on consolidated balance sheets
Deferred tax assets
- Current	$714,161	$-

Deferred tax liability
- Non-current	$-	$(359,342)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $0 and $503,281 resulting from net operating loss carryforwards, advertising expenses and allowance for doubtful accounts as of December 31, 2012 and 2011, respectively, are not more likely than not to be realized.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $31.1 million as of December 31, 2012. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

(12)	Shareholders’ equity

On July 1, 2011, the Company entered into a securities purchase agreement, pursuant to which the Company issued to certain accredited investors 500,000 (pre reverse split of 3,000,000) shares of common stock of the Company at the price of $10.50 (pre reverse split of $1.75) each for the aggregate cash consideration of $5,250,000.

(13)	Retained Earnings

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2012 and December 31, 2011, the Company’s statutory reserve fund was approximately $3,559,000 and $2,881,000, respectively.

(14)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2012 and 2011, the Company made aggregate borrowings from Ms. Cheng Weihong of $852,075 and $38,710, respectively, and made repayments of $352,335 and $590,796 to Ms. Cheng Weihong. As of December 31, 2012 and 2011, the outstanding balances due to Ms. Cheng Weihong were $512,023 and $22,316, respectively.

One of the Company’s shareholders, Sino Peace Limited, paid accrued expenses of $0 and $440,113 on behalf of the Company during the years ended December 31, 2011 and 2012. The amounts of $2,156,166 and $2,156,235 were outstanding as due to this shareholder on the consolidated balance sheet as of December 31, 2012 and 2011.

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

In connection with the Goodcar acquisition, the Company acquired the balances due to former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong then became shareholders of the Company.  In December 2012, the Company negotiated with these former owners of Qizhong with regard to the outstanding balance of these loans payable.  As a result of the negotiations, these loans were forgiven by these former owners of Qizhong due to the fact that certain key executives left Goodcar after the purchase and Goodcar’s operations had not been performing the way it was expected.   The formers owners were willing to forgive this debt since the actual performance of Qizhong after the acquisition was far below the performance forecast provided to the Company prior to the acquisition.  The Company recorded a gain on debt forgiveness in the amount of $1,139,861 (including outstanding debt balance of $1,084,905 and foreign currency translation adjustment of $54,956) as other income in the consolidated statements of income for the year ended December 31, 2012.  As of December 31, 2012 and 2011, outstanding balance due to these former owners of Qizhong was $0 and $1,140,313, respectively.

The balances as discussed above as of December 31, 2012 and 2011 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2012 and 2011, there was no imputed interest charged in relation to these balances.

(15)	Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2012. Rent expense under operating leases were $240,724 for 2012 and $330,877 for 2011.  The leases expire at various dates through 2013.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Future minimum lease payments under non-cancelable operating leases were as follows:

2013	$68,712
2014	-
Thereafter	-
$68,712

(16)	Segment Information

The Company has five principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising, and, (4) automobile value added services, and (5) auto mall management services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Year Ended December 31, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$581,292,369	$7,085,357	$819,344	$1,178,274	$939,760	$-	$591,315,104

Cost of revenue	576,062,562	3,462,653	282,044	240,017	10,442	-	580,057,718

Operating expenses
Selling and marketing	454,140	314,584	46,657	81,475	80,699	-	977,555
General and administrative	473,030	327,670	48,598	84,864	84,056	1,018,218	2,036,436
Impairment loss of goodwill and intangible assets	-	-	4,661,201	-	-	-	4,661,201
Total operating expenses	927,170	642,254	4,756,456	166,339	164,755	1,018,218	7,675,192

Income (loss) from operations	$4,302,637	$2,980,450	$(4,219,156)	$771,918	$764,563	$(1,018,218)	$3,582,194

Year Ended December 31, 2011	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$438,958,371	$4,102,254	$6,192,644	$1,951,056	$945,277	$-	$452,149,602

Cost of revenue	433,371,141	1,675,317	734,117	213,381	16,864	-	436,010,820

Operating expenses
Selling and marketing	346,163	156,983	735,303	187,361	62,598	-	1,488,408
General and administrative	206,530	381,376	347,707	120,156	47,789	1,276,145	2,379,703
Impairment loss of goodwill and intangible assets	-	-	-	893,583	-	-	893,583
Total operating expenses	552,693	538,359	1,083,010	1,201,100	110,387	1,276,145	4,761,694

Income (loss) from operations	$5,034,537	$1,888,578	$4,375,517	$536,575	$818,026	$(1,276,145)	$11,377,088

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of December 31, 2012	$76,548,467	$87,555,632	$213,155	$568,770	$86,065	$1,223,627	$166,195,716

As of December 31, 2011	$83,251,017	$111,200,298	$5,481,626	$455,297	$168,606	$608,248	$201,165,092

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated: April 1, 2013

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer and Director	April 1, 2013
Tong Shiping	(Principal Executive Officer)

/s/ Wang Xinwei	Chief Financial Officer, Treasurer, Vice President and Director	April 1, 2013
Wang Xinwei	(Principal Accounting Officer)

/s/ Cheng Weihong	Senior Vice President (Head of Human Resources and General	April 1, 2013
Cheng Weihong	Administration) and Director

/s/ Howard S. Barth	Director	April 1, 2013
Howard S. Barth

/s/ Wang Wei	Director	April 1, 2013
Wang Wei

/s/ Yang Lili	Director	April 1, 2013
Yang Lili

/s/ Zou Baoying	Director	April 1, 2013
Zou Baoying

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (3)	Cooperation Agreement, dated March 1, 2012, by and between Tianjin Prominent Hero International Logistics Co., Ltd and Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.
10.2*	Office Tenancy Contract, effective as of January 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Hengjia Port Logistics Co., Ltd.
10.3*	Office Tenancy Contract, effective as of January 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.4*
Pursuant to that certain Contract on Import L/C Issuing Limits, dated as of September 13, 2012, by and between Tianjin Binhai Shisheng Business and Trade Group Co. , Ltd. and the Agricultural Bank of China Tianjin Heping Sub-branch

10.5*	Termination Agreement, dated as of November 30, 2012, by and between Tianjin Shimao Auto Logistics Center Co., Ltd and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6*	Office Tenancy Contracts, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.7*	Office Tenancy Contracts, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.8*	Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (4)	Code of Business Conduct and Ethics
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Form SB2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.
(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008
(3) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchanges Commission on May 15, 2012.
(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
* Attached hereto