Form 10-Q
period 2013-03-31
China Auto Logistics Inc
filed 2013-05-15
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common Stock, $.001 par value per share	3,694,394 shares

 PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,331,532	$8,888,749
Restricted cash	26,079,907	27,015,351
Accounts receivable - trade, net of allowance for doubtful accounts of $0 as of March 31, 2013	3,358,600	-
Receivables related to financing services	71,618,325	57,134,815
Notes receivable	3,191,523	1,587,024
Inventories	13,180,620	27,141,004
Advances to suppliers	75,516,551	43,019,343
Prepaid expenses	17,055	19,071
Value added tax refundable	-	338,513
Deferred tax assets	718,093	714,161
Total current assets	196,012,206	165,858,031

Property and equipment, net	289,524	314,126
Other assets	9,476	23,559
Total Assets	$196,311,206	$166,195,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Lines of credit related to financing services	$79,949,410	$51,528,018
Short term borrowings	7,210,226	19,673,128
Accounts payable	262,691	-
Notes payable to suppliers	12,766,093	12,696,196
Accrued expenses	321,109	356,114
Value added tax payable	131,191	-
Customer deposits	31,645,433	19,131,420
Deferred revenue	233,686	241,598
Due to shareholders	2,168,037	2,156,166
Due to director	513,698	512,023
Income tax payable	511,817	400,932
Total current liabilities	135,713,391	106,695,595

Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 3,694,394 shares issued and outstanding as of March 31, 2013 and December 31, 2012	3,694	3,694
Additional paid-in capital	21,994,074	21,994,074
Accumulated other comprehensive income	6,012,505	5,923,398
Retained earnings	32,013,744	31,006,409
Total China Auto Logistics Inc. shareholders’ equity	60,024,017	58,927,575
Noncontrolling interests	573,798	572,546
Total equity	60,597,815	59,500,121

Total liabilities and shareholders’ equity	$196,311,206	$166,195,716

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net revenue	$107,625,066	$107,445,586
Cost of revenue	105,397,347	103,915,001
Gross profit	2,227,719	3,530,585

Operating expenses:
Selling and marketing	170,034	245,677
General and administrative	593,363	841,276
Total operating expenses	763,397	1,086,953

Income from operations	1,464,322	2,443,632

Other income (expenses)
Interest income	222,288	13,364
Interest expense	(76,636)	(86,024)
Loss on disposal of property and equipment	-	(45,596)
Foreign exchange loss	(166,151)	-
Total other expenses	(20,499)	(118,256)

Income before income taxes	1,443,823	2,325,376

Income taxes	435,500	736,589

Net income	1,008,323	1,588,787

Less: Net income attributable to
noncontrolling interests	988	7,310

Net income attributable to shareholders of
China Auto Logistics Inc.	$1,007,335	$1,581,477

Earnings per share attributable to
shareholders of China Auto Logistics Inc.
– basic and diluted	$0.27	$0.43

Weighted average number of common shares
outstanding
– basic and diluted	3,694,394	3,694,394

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net income	$1,008,323	$1,588,787

Other comprehensive income
Foreign currency translation adjustments	89,371	(60,395)

Comprehensive income	1,097,694	1,528,392

Less: Comprehensive income attributable to
noncontrolling interests	1,252	7,430

Comprehensive income attributable to
shareholders of China Auto Logistics Inc.	$1,096,442	$1,520,962

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$1,008,323	$1,588,787

Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Depreciation on property and equipment	28,153	50,567
Amortization on intangible assets	-	59,743
Loss on disposal of property and equipment	-	45,596

Changes in operating assets and liabilities:
Restricted cash	1,082,394	1,751,337
Accounts receivable – trade	(3,353,088)	15,902
Receivables related to financing services	(14,271,668)	(9,536,708)
Notes receivable	(1,593,143)	(7,145,693)
Inventories	14,086,651	877,760
Advances to suppliers	(32,207,433)	(21,996,325)
Prepaid expenses, other current assets and other assets	16,308	66,181
Value added tax receivable	339,818	400,777
Accounts payable	262,260	(1,505)
Line of credit related to financing services	28,162,474	(6,989,185)
Notes payable to suppliers	-	12,703,454
Accrued expenses	(36,527)	(34,984)
Value added tax payable	130,975	-
Customer deposits	12,388,325	19,849,649
Deferred revenue	(9,227)	(72,992)
Income tax payable	108,500	(30,820)
Net cash provided by (used in) operating activities	6,143,095	(8,398,459)

Cash flows from investing activities
Purchase of property and equipment	(1,864)	-
Net cash used in investing activities	(1,864)	-

Cash flows from financing activities
Proceeds from short-term borrowings	5,842,297	6,242,480
Repayments of short-term borrowings	(18,582,569)	-
Proceeds from director	202,203	499,907
Repayments to director	(198,263)	-
Net cash flows (used in) provided by financing activities	(12,736,332)	6,742,387

Effect of exchange rate change on cash	37,884	(517)

Net decrease in cash and cash equivalents	(6,557,217)	(1,656,589)

Cash and cash equivalents at the beginning of period	8,888,749	8,184,793
Cash and cash equivalents at the end of period	$2,331,532	$6,528,204

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

	Three Months Ended March 31,
	2013	2012

Supplemental disclosure of cash flow information
Interest paid	$788,038	$1,213,210
Income taxes paid	$544,000	$736,589

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

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2013 and the results of operations for the three-month period ended March 31, 2013 and 2012 and the cash flows for the three-month period ended March 31, 2013 and 2012.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.  The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2013 and December 31, 2012 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of March 31, 2013 and December 31, 2012.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2013 and 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Standards

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 was effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented.  The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s unaudited condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed consolidated financial statements.

(2)            Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	March 31,	December 31,
	2013	2012

Collateral for bank’s issuance of letters of credit to the Company’s customers	$6,357,490	$4,527,214
Collateral for borrowings on the lines of credit related to financing services	11,903,185	-
Collateral for short-term borrowings – pledge financing agreement	1,436,185	16,140,039
Collateral for notes payable to suppliers	6,383,047	6,348,098
	$26,079,907	$27,015,351

(3)           Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2013	2012

Computer	$129,213	$126,474
Office equipment, furniture and fixtures	75,525	75,286
Leasehold improvement	33,511	33,328
Automobiles	1,064,779	1,058,949
	1,303,028	1,294,037
Less: Accumulated depreciation and amortization	1,013,504	979,911
	$289,524	$314,126

Depreciation and amortization expense for property and equipment amounted to approximately $28,153 and $50,567 for the three months ended March 31, 2013 and 2012, respectively.

(4)           Notes Receivable

In October 2012, the Company’s major customer paid for the purchases of the Company’s auto products by issuing notes receivable in an aggregate amount of approximately $1,587,024 (RMB 10,000,000). This note receivable is a short-term promissory note issued by the Bank of Dalian that entitles the Company to receive the full face amount from the bank three months from the issuance date.  This note was fully collected in January 2013.

In March 2013, the Company’s major customer paid for the purchases of the Company’s auto products by issuing two notes receivable in an aggregate amount of approximately $3,191,523 (RMB 20,000,000). These notes receivable are a short-term promissory note issued by the Bank of Dalian that entitles the Company to receive the full face amount from the bank three months from the issuance date.  Full amounts of these notes were outstanding as of March 31, 2013.

(5)           Lines of Credit Related to Financing Services

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the condensed consolidated statements of income. Interest expense related to these lines of credit was $569,976 and $1,127,186 for the three months ended March 31, 2013 and 2012, respectively.

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,766,093 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During three months ended March 31, 2013, the interest was charged at rates ranging between 1.80% and 3.28% per annum and is repayable within 3 months from the dates of drawing. As of March 31, 2013 and December 31, 2012, the Company had outstanding balances of $6,976,664 and $10,542,205, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matures in June 2013.

Agricultural Bank of China

(a)
In September 2012, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $82,979,606 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both, and one of which is a major customer, and matures in September 2013.  The borrowings under this facility line of credit bear interest at rates ranging from 3.79% to 4.39% per annum and are repayable on the due dates which are predetermined prior to each draw. As of March 31, 2013 and December 31, 2012, the Company had outstanding balances of $52,605,918 and $40,085,271, respectively, under this facility line of credit.

(b)
In addition to the above facility line of credit agreement with Agricultural Bank of China, the Company had $11,943,423 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of March 31, 2013 and December, 31, 2012. These short term foreign currency borrowings bear interest at rates ranging between 1.10% and 2.05% per annum, mature within three months or six months from the dates of borrowing and are secured by the amount of $11,903,185 and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

PuDong Development Bank

In December 2012, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $15,957,617 (RMB 100,000,000). The borrowings under these facility lines of credit bear interest at rates ranging from 4.28% to 4.30% per annum. As of March 31, 2013 and December 31, 2012, the Company had outstanding balances of $8,132,207 and $0, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is also a supplier and a customer of the Company, and matures in December 2013.

China Zheshang Bank

In September 2012, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $23,936,425 (RMB 150,000,000). This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two unrelated parities, which are also customers (including one major customer) of the Company, and matures in September 2013.

The borrowing under these facility lines of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2013 and December 31, 2012, the Company had outstanding balances of $291,198 and $900,542, respectively, under these facility lines of credit.

(6)           Short Term Borrowings

(a) Pledge Financing Agreements

In March, April, June, July, September and October 2012, the Company entered into twelve short term financing agreements with Agricultural Bank of China (“ABC”) for a period of six months. Four of the agreements expired and outstanding amounts were repaid during the year ended December 31, 2012. An additional seven agreements expired in the three months ended March 31, 2013.  In March 2013, an additional financing agreement was entered for a period of six months.  The outstanding balance of these agreements was $4,158,724 and $16,608,604 as of March 31, 2013 and December 31, 2012, respectively.

Under the terms of the agreements, ABC loaned to the Company and as a condition of these financing agreements, the Company is required to pledge its notes receivable in the aggregate amount of $3,191,523 (RMB 20,000,000) and $1,587,024 (RMB 10,000,000) as of March 31, 2013 and December 31, 2012, respectively, as guarantees.  In addition, the Company is required to maintain a bank deposit of $1,436,185 (RMB 9,000,000) and $16,140,039 (RMB 101,700,000) as of March 31, 2013 and December 31, 2012, respectively, which is classified as restricted cash in the consolidated balance sheet as of March 31, 2013 and December 31, 2012.

Based on the preliminary estimates of the bank, these financing loans carry interest at a rate range between 0.92% and 2.04% at March 31, 2013.  Upon the repayment dates of these draws, the Company will make final interest payments which could result in the effective interest rate paid to differ from the estimated interest rates provided by the bank prior to the draws. One of the loans was repaid in April 2013 and the remaining two loans are repayable in September 2013.

(b) Loan Agreements

In September 2012, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate loan amount of $3,064,524 (RMB 19,309,874). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. The total outstanding balance of these agreements was $3,064,524 as of December 31, 2012.  These loans were paid in full in March 2013.

In March 2013, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate loan amount of $3,051,502 (RMB 19,122,543). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. The total outstanding balance of these agreements was $3,051,502 as of March 31, 2013.

(7)           Notes Payable to Suppliers

The Company issued certain notes payable to suppliers which are guaranteed by the banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months. Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts, if the Company does not settle the outstanding payable amount to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of March 31, 2013 and December 31, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $12,766,093 and $12,696,196, respectively, (RMB 80,000,000) of which Bank of Jinzhou will guarantee payments to suppliers within term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,383,047 and $6,348,098 as guaranteed funds, which was classified as restricted cash as of March 31, 2013 and December 31, 2012, respectively.

The purpose of this arrangement is to provide additional time for the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(8)        Major Customers and Suppliers

Sales to a single customer of the Company’s automobile sales segment totaled approximately $13,611,000 (13%) of the Company’s consolidated sales during the three months ended March 31, 2013.  Sales to a different single customer of the Company’s automobile sales segment total approximately $18,070,000 (17%) of the Company’s consolidated sales during the three months ended March 31, 2012.

One supplier accounted for 10% or more of the Company’s purchases at 25% and 11% during the three months ended March 31, 2013 and 2012, respectively.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of March 31, 2013 and December 31, 2012, the Company’s statutory reserve fund was approximately $3,684,000 and $3,559,000, respectively.

(10)        Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a Director of the Company and also the Senior Vice President and Chairwoman of Shisheng and wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping.  As of March 31, 2013 and December 31, 2012, the outstanding balances due to Ms. Cheng Weihong were $513,698 and $512,023, respectively.

One of the Company’s shareholders, Sino Peace Limited, paid on behalf of the Company accrued expenses through 2012.  As of March 31, 2013 and December 31, 2012, the outstanding balances due to Sino Peace Limited were $2,168,037 and $2,156,166, respectively.

The balances as discussed above as of March 31, 2013 and December 31, 2012 are interest-free, unsecured and have no fixed term of repayment.  During the three months ended March 31, 2013 and 2012, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations.  The following tables show the operations of the Company's operating segments:

Three Months Ended March 31, 2013	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$104,836,860	$1,899,410	$212,484	$438,972	$237,340	$-	$107,625,066

Cost of revenue	104,800,126	575,544	13,511	5,568	2,598	-	105,397,347

Operating expenses
Selling and marketing	2,804	101,046	15,187	33,080	17,917	-	170,034
General and administrative	4,892	176,309	26,499	57,720	31,262	296,681	593,363
Total operating expenses	7,696	277,355	41,686	90,800	49,179	296,681	763,397

Income (loss) from operations	$29,038	$1,046,511	$157,287	$342,604	$185,563	$(296,681)	$1,464,322

Three Months Ended March 31, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$104,297,837	$2,000,432	$294,827	$615,994	$236,496	$-	$107,445,586

Cost of revenue	102,528,360	1,133,127	101,161	149,749	2,604	-	103,915,001

Operating expenses
Selling and marketing	123,129	60,352	13,476	32,445	16,275	-	245,677
General and administrative	210,818	103,332	23,074	55,548	27,866	420,638	841,276
Total operating expenses	333,947	163,684	36,550	87,993	44,141	420,638	1,086,953

Income (loss) from operations	$1,435,530	$703,621	$157,116	$378,252	$189,751	$(420,638)	$2,443,632

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of March 31, 2013	$95,393,023	$99,325,846	$118,356	$563,777	$22,437	$887,767	$196,311,206

As of December 31, 2012	$76,548,467	$87,555,632	$213,155	$568,770	$86,065	$1,223,627	$166,195,716

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

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

On March 15, 2011, the Company entered into a Memorandum of Understanding with the former owners of Goodcar and agreed that the remaining cash consideration totaling $2.09 million and the consideration share of 177,238 (pre reverse split of 1,063,427) shares of common stock of the Company should be paid to the former owners of Goodcar no later than June 30, 2011.  Pursuant to the Agreement and the Memorandum of Understanding, the purchase price, net of cash acquired of $1.68 million from Goodcar, was $4.47 million for the acquisition of 100% of Goodcar’s equity interests. The purchase price of $4.47 million consisted of $1.01 million in cash ($2.69 million payable in cash less cash acquired of $1.68 million from Goodcar) and the issuance of 177,238 (pre reverse split of 1,063,427) shares of common stock valued at approximately $3.46 million. The value of common stock was determined based on $19.50 (pre reverse split of $3.25) per share, the per share price of the Company’s common stock on the acquisition date. The Company remitted approximately $600,000 and the remaining balance of the cash consideration in fiscal years 2010 and 2011, respectively. The 177,238 (pre reverse split of 1,063,427) shares of the Company’s common stock was to be unconditionally issued and was included in the Company’s equity as of December 31, 2010; the Company issued these shares during fiscal year 2011.

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

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products through its websites (www.cali.com.cn, www.at188.com, www.at160.com and www.goodcar.cn), The Company also sells imported automobiles, manages an auto mall for customers, and is the only one-stop service provider in Tianjin providing dealer financing to our customers.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2013, the deferred tax assets amounted to $718,093.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $32.0 million as of March 31, 2013. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2013 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2013, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

New Accounting Standards

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 was effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented.  The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s unaudited condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31, 2013	% of net revenue	Three Months Ended March 31, 2012	% of net revenue	Change in %
Net revenue	$107,625,066	100.00%	$107,445,586	100.00%	0.17%
Cost of revenue	105,397,347	97.93%	103,915,001	96.71%	1.43%
Gross profit	2,227,719	2.07%	3,530,585	3.29%	(36.90)%
Operating expenses	763,397	0.71%	1,086,953	1.02%	(29.77)%
Income from operations	1,464,322	1.36%	2,443,632	2.27%	(40.08)%
Other expenses	(20,499)	(0.02)%	(118,256)	(0.11)%	(82.67)%
Income before income taxes and noncontrolling interests	1,443,823	1.34%	2,325,376	2.16%	(37.91)%
Net income	1,008,323	0.94%	1,588,787	1.48%	(36.54)%
Net income attributable to shareholders of China Auto Logistics Inc.	$1,007,335	0.94%	$1,581,477	1.47%	(36.30)%

For the three months ended March 31, 2013, our net revenue increased 0.17% to $107,625,066, from $107,445,586 for the same period in 2012, and our cost of revenue increased 1.43% to $105,397,347 from $103,915,001 for the same period in 2012. Gross profit margin decreased 36.9% to 2.07% for the three months ended March 31, 2013 from 3.29% for the same period in 2012.  As compared to the same period in 2012, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2013 decreased 36.9% to $2,227,719, decreased 40.08% to $1,464,322, decreased 36.54% to $1,008,323 and decreased 36.30% to $1,007,335, respectively, primarily due to a decrease in our web-based advertising revenue and value added services, and a continuing decrease in the gross profit margin of our sales of automobiles which was partially offset by the increase of our financing services revenue.  Gross margin of 2.07% for the three months ended March 31, 2013 was slightly higher than 1.9% for the full year of 2012.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31, 2013	% of net revenue	Three Months Ended March 31, 2012	% of net revenue	Change in %
Net revenue	$107,625,066	100.00%	$107,445,586	100.00%	0.17%
- Sales of Automobiles	104,836,860	97.41%	104,297,837	97.08%	0.52%
- Financing Services	1,899,410	1.76%	2,000,432	1.86%	(5.05)%
- Web-based Advertising Services	212,484	0.20%	294,827	0.27%	(27.93)%
- Automobile Value Added Services	438,972	0.41%	615,994	0.57%	(28.74)%
- Auto Mall Management Services	237,340	0.22%	236,496	0.22%	0.36%

Sales of Automobiles

Net revenue from sales of automobiles increased 0.52% to $104,836,860 for the three months ended March 31, 2013 from $104,297,837 for the same period in 2012.  During the three months ended March 31, 2013 and 2012, the Company sold 1,256 automobiles and 1,129 automobiles, respectively, representing an increase of approximately 11% in volume.  The average unit selling price per automobile for the three months ended March 31, 2013 decreased 8.7% to $84,000 from $92,000 for the same period in 2012.  According to a forecast report issued by IHS Automotive (“IHS”) on April 28, 2012, it is expected that the growth rates for the high-end automobile market in China will exceed those for the mainstream automobile market.  IHS also forecasts the sales will grow 139.5% during the period from 2010 through 2015.  Based on the current growth forecast, China will soon become the top market for most of the major luxury automotive manufacturers.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

We have been experiencing increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  In addition, we experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz since the first quarter of 2012 and this trend continues in 2013.  As a result, average selling prices for these top three brands declined 29%, 9% and 5%, respectively for the three months ended March 31, 2013 as compared to those of the same period of 2012.  Lower end models of luxury automobiles generate lower gross margin as the consumers have more variety of automobiles in the market to choose from.  Total sales for these top three brands accounted for approximately 83% and 70% of our total automobile sales for the three months ended March 31, 2013 and 2012, respectively.  Our gross margin for sales of automobiles decreased from 1.70% for the three months ended March 31, 2012 to 0.04% for the three months ended March 31, 2013.

In order to continue to expand our market share and maintain our leading position in the competitive luxury automobile market, we continued to offer overall better prices to our customers compared to our competitors. We have achieved this in part by decreasing our gross margin for automobiles. In addition, we have focused on growing our more profitable financing services segment. We believe this approach will prevent our competitors from being able to match our selling prices while at the same time allow us to make up some of the lost profits  due to our smaller gross margins when our customers use our financing service to finance their automobile purchases. We expect our gross margin from sales of automobiles to remain relatively low in succeeding periods in 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 31% and 32% of the Company’s sales during the three months ended March 31, 2013 and 2012, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended March 31, 2013 decreased 5.05% to $1,899,410 from $2,000,432 for the same period in 2012.  The Company had aggregate credit lines of approximately $136 million (RMB 850,000,000) and had approximately $80 million drawn on our lines as of March 31, 2013.  We had approximately $81 million drawn on our $149 million lines of credit as of March 31, 2012.  We continue to take advantage of the available credit lines granted by our banks to expand our financing services operations.  As a result, we were able to continue to grow in the financing service segment.  In June and July 2012, the China benchmark interest rate decreased by a total of 50 basis points.  We also obtained lower rates offered from certain banks on draws on these lines.  Our financing service income and related cost of revenue are affected by the interest charged by the banks.  The ratio of interest income to net financing income was lower during the three months ended March 31, 2013 due to the effects of the lower interest rates during the three months ended March 31, 2013 as compared to those during the same period of 2012.  In addition, we continue to add new financing service types and increase the prices for our services which also helped increase our gross margin percentage to 69.70% for the three months ended March 31, 2013 from 43.36% for the three months ended March 31, 2012.  Our financing revenue consists of two portions: the interest income and fee income.  The fee portion of our financing revenue during the three months ended March 31, 2013 increased as a result of lower interest rates charged by our banks during the period.  Excluding the interest income of $569,976 and $1,127,186 in the three months ended March 31, 2013 and 2012, respectively, the fee portion of our financing revenue increased 52.24% to $1,329,434 for the three months ended March 31, 2013 from $873,246 for the same period of 2012.

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

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, and China ZheShang Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms.  Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines.  As of March 31, 2013, the Company had aggregate credit lines of $136 million (RMB 850,000,000).  Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services.  However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

www.cali.com.cn integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information about auto and auto-related products and services.  We currently operate in one single city in Tianjin. In response to intensified competition in the online advertising markets in China, we began in 2012 to focus our business on imported automobiles, financing and other automobile related services.  In the three months ended March 31, 2013 and 2012, all of our revenue from our websites was generated by subscription fees and advertisements.   Our web-based advertising service revenue decreased 27.93% from $294,827 for the three months ended March 31, 2012 to $212,484 for the same period of 2013.   Starting in the first quarter of 2012, we shifted our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors.  We are targeting to create a platform which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and financing services.  By offering extensive automotive information and news, we are able to attract more potential customers to visit our websites.  Therefore, we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products.  The results have been positive as our other services, especially the sales of automobiles and financing services, continue to grow which we believe will benefit us long term.

Automobile Import Value Added Services

Our Automobile Value Added Services (“VAS”) revenue decreased 28.74%, from $615,994 for the three months March 31, 2012 to $438,972 for the three months ended March 31, 2013.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000.  The Company started to provide such services on March 1, 2010 and the related services fee is recognized ratably over the service period.  The related revenue earned in the period is included under our Auto Mall Management Services segment.  Such service agreement was renewed for an additional one-year term on each of March 1, 2011, 2012 and 2013 for an aggregate consideration of $1,000,000.

Our Auto Mall Management Services revenue for the three months ended March 31, 2013 and 2012 were $237,340 and $236,496, respectively.  This 0.36% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Three Months Ended March 31, 2013	% of net revenue	Three Months Ended March 31, 2012	% of net revenue	Change in %
Net revenue	$107,625,066	100.00%	$107,445,586	100.00%	0.17%
Cost of revenue	105,397,347	97.93%	103,915,001	96.71%	1.43%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services.  Our cost of revenue increased 1.43%, from $103,915,001 for the three months ended March 31, 2012 to $105,397,347 for the three months ended March 31, 2013. The increase was primarily due to the increase in the number of automobiles sold in the period which was partially offset by the decrease of the average cost of the automobiles sold.  Our cost of revenue percentage increased as the percentage of our automobile sales to our total net revenue continued to increase, which lowered our gross margin percentage.  Sales of automobiles accounted for 97.41% of our total revenue for the three months ended March 31, 2013 as compared to 97.07% for the three months ended March 31, 2012.  Automobile sales traditionally generated large sales amounts but lower gross margin.  As the proportion of automobile sales to our total revenue increased, our overall gross margin decreased during the three months ended March 31, 2013 as compared to that of March 31, 2012.  Our cost of revenue related to sales of automobiles increased to $104,800,126 for the three months ended March 31, 2013 from $102,528,360 for the same period of 2012, an increase of $2,271,766 or 2.22%, which was higher than the increase of revenue related to automobile sales of 0.52%.

Our cost of revenue consists primarily of the purchase price of imported automobiles and we have limited control over such costs.  The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended March 31, 2013	% of total	Three Months Ended March 31, 2012	% of total	Change in %
Operating Expenses
- Selling and Marketing	$170,034	22.27%	$245,677	22.60%	(30.79)%
- General and Administrative	593,363	77.73%	841,276	77.40%	(29.47)%
Total	$763,397	100.00%	$1,086,953	100.00%	(29.77)%

During the three months ended March 31, 2013, our total operating expenses decreased 29.77% to $763,397 from $1,086,953 for the same period in 2012.  This decrease was a combination of a 30.79% decrease in selling and marketing expenses to $170,034 for the three months ended March 31, 2013 from $245,677 for the same period in 2012, and a 29.47% decrease in general and administrative expenses to $593,363 for the three months ended March 31, 2013 from $841,276 for the same period in 2012.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in
	2013	2012	%
Primary selling and marketing expenses
- Payroll	$34,214	$49,985	(31.55)%
- Staff related costs	16,012	41,005	(60.95)%
- Office expense	11,764	15,113	(22.16)%
- Advertising and promotion	3,186	6,106	(47.82)%
- Entertainment	17,772	21,611	(17.76)%
- Rent	29,059	62,009	(53.14)%

Payroll expenses decreased by 31.55% during the three months ended March 31, 2013 as we substantially discontinued the operations of Goodcar in 2012 and our headquarters employees assumed all the remaining functions of Goodcar’s operations.  Therefore our payroll cost decreased as a result of the reduction of Goodcar’s head counts. Staff-related costs decreased 60.95% during the three months ended March 31, 2013.  We incurred severance paid to our terminated employees at Goodcar during the three months ended March 31, 2012 and we did not incur such costs during the three months ended March 31, 2013.  Office expense decreased 22.16% as a result of the reduction of the Goodcar division work force.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 17.76% for the three months ended March 31, 2013.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel. Rent expenses decreased primarily due to the termination of our exhibition space lease in November 2012. We leased smaller exhibition spaces in the Auto Mall for which we paid less rent during the three months ended March 31, 2013.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March 31,		Change in
	2013	2012	%
Primary general and administrative expenses
- Payroll	$71,890	$123,451	(41.77)%
- Staff related costs	20,645	94,511	(78.16)%
- Entertainment	12,530	42,424	(70.46)%
- Depreciation	28,153	46,391	(39.31)%
- Legal and professional fees	241,322	309,688	(22.08)%

Payroll expenses decreased 41.77% during the three months ended March 31, 2013 as we substantially discontinued the operations of Goodcar in 2012 and our headquarters employees assumed all the remaining functions of Goodcar’s operations.  Staff-related costs decreased 78.16% during the three months ended March 31, 2013.  We incurred severance paid to our terminated employees at Goodcar during the three months ended March 31, 2012 and we did not incur such costs during the three months ended March 31, 2013.  Entertainment expenses decreased by 70.46% for the three months ended March 31, 2013.  The entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expense decreased 39.31% as substantially all of the Goodcar’s assets were disposed as a result of cease of operations.  Legal and professional fees decreased 22.08% for the three months ended March 31, 2013 primarily due to our efforts of better control on the costs of the legal, accounting, auditing and internal control services.

Income from Operations

Income from operations decreased 40.08% for the three months ended March 31, 2013 to $1,464,322 from $2,443,632 in the same period of 2012.  Our gross profit decreased 36.90% to $2,227,719 for the three months ended March 31, 2013 from $3,530,585 for the same period of 2012.  Even though our net revenue increased slightly by 0.17%, such increases were attributable to the increase of our automobile sales.  The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margins declined to approximately $2.55 million during the three months ended March 31, 2013 as compared to approximately $2.91 million in the same period of 2012, due to the declines of revenues in each of the three segments.  However our operating income for these three segments increased to an aggregate amount of $1.55 million for the three months ended March 31, 2013 from $1.24 million for the three months ended March 31, 2012.  The top performing segment continued to be financing services, which has been the focus of our expansion starting in 2012, and which contributed approximately $1.05 million to our income from operating for the three months ended March 31, 2013 compared to approximately $704,000 for the three months ended March 31, 2012.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company with respect to its borrowings on the short-term loans payable to the banks.

Inflation

We believe that inflation has had a negligible effect on operations for the three months period ended March 31, 2013.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$6,143,095	$(8,398,459)
Net cash used in investing activities	(1,864)	-
Net cash (used in) provided by financing activities	(12,736,332)	6,742,387
Effect on exchange rate change on cash	37,884	(517)
Cash and cash equivalents at beginning of period	8,888,749	8,184,793
Cash and cash equivalents at end of period	2,331,532	6,528,204

Operating Activities

During the three months ended March 31, 2013, we had net cash provided by operating activities of $6,143,095, as compared to net cash used in operating activities of $8,398,459 in the same period of 2012.   Net cash provided by operating activities during the three months ended March 31, 2013 primarily consisted of net income of $1,008,323, a decrease in restricted cash of $1,082,394 due to less short-term borrowings which required restricted cash, an increase in accounts receivable of $3,353,088 due to special credit extended to certain long term customers, an increase in receivables related to financing services of $14,271,668 due to a strong financing services business, an increase in notes receivable of $1,593,143 due to additional notes issued, a decrease in inventories of $14,086,651 due to strong automobile sales prior to the Chinese Spring Festival, an increase in advances to suppliers of $32,207,433 due to more automobile orders to suppliers to replenish our inventories, an increase in lines of credit related to financing services of $28,162,474 due to a strong financing services business, and an increase in customer deposits of $12,388,325 due to strong customer orders for automobiles and financing services.  Net cash used in operating activities during the three months ended March 31, 2012 primarily consisted of net income of $1,588,787, the decrease in restricted cash of $1,751,337, the increase in receivables related to financing services of $9,536,708, the increase in notes receivable of $7,145,693, the increase in advances to suppliers of $21,996,325, the decrease in lines of credit related to financing services of $6,989,185, the increase in notes payable of $12,703,454, and the increase in customer deposits of $19,849,649.

Investing Activities

We had net purchases of property and equipment in the amount of $1,864 and $0, respectively, during the three months ended March 31, 2013 and 2012.

Financing Activities

During the three months ended March 31, 2013, net cash used in financing activities was $12,736,332, as compared to $6,742,387 of net cash provided by financing activities in the same period in 2012.  The net cash used in financing activities mainly represents net repayments on the short-term loans from the banks in the amount of $12,740,272.  In addition, we received non interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of 202,203 and repaid $198,263 during the three months ended March 31, 2013.  During the three months ended March 31, 2012, net cash provided by financing activities represented proceeds from short-term loans from the banks in the amount of $6,242,480 and cash advances from our Director and Senior Vice President, Ms. Cheng Weihong in the amount of $499,907.

Our total cash and cash equivalents decreased to $2,331,532 as of March 31, 2013, as compared to $6,528,204 as of March 31, 2012.

Working Capital

As of March 31, 2013, the Company had working capital of $60,298,815 compared to working capital of $59,162,436 as of December 31, 2012.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in the design and operation of our internal controls.  The material weakness is related to: the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have commenced to: (a) hired an external consultant with extensive experience in US GAAP and SEC reporting who is responsible for assisting the Company with the preparation of its financial statements in accordance with US GAAP, its periodic SEC reporting process and providing on-going training to the Company’s accounting staff to enhance their knowledge in US GAAP; (b) continue our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and (c) continue our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weakness stated is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation and solely due to the unremediated material weakness described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period.  As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with accounting principles generally accepted in the U.S, notwithstanding the unremediated weaknesses.

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

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)   There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.
(b)   There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended March 31, 2013.

Item 6.	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

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
(3) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:   May 15, 2013

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

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
(3) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.