Form 10-Q
period 2013-06-30
China Auto Logistics Inc
filed 2013-08-14
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common Stock, $.001 par value per share	3,694,394 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,290,206	$8,888,749
Restricted cash	50,168,435	27,015,351
Receivables related to financing services	62,634,088	57,134,815
Notes receivable	-	1,587,024
Inventories	14,576,119	27,141,004
Advances to suppliers	67,254,233	43,019,343
Prepaid expenses	10,392	19,071
Value added tax refundable	194,836	338,513
Deferred tax assets	728,957	714,161
Total current assets	198,857,266	165,858,031

Property and equipment, net	274,313	314,126
Acquisition deposit	16,199,054	-
Other assets	-	23,559
Total Assets	$215,330,633	$166,195,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,420,893	$-
Lines of credit related to financing services	75,475,013	51,528,018
Short term borrowings	22,316,497	19,673,128
Accounts payable	630,424	-
Notes payable to suppliers	12,959,243	12,696,196
Accrued expenses	317,771	356,114
Customer deposits	35,378,062	19,131,420
Deferred revenue	205,902	241,598
Due to shareholders	2,200,839	2,156,166
Due to director	506,116	512,023
Income tax payable	398,042	400,932
Total current liabilities	152,808,802	106,695,595

Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 3,694,394 shares issued and outstanding as of June 30, 2013 and December 31, 2012	3,694	3,694
Additional paid-in capital	21,994,074	21,994,074
Accumulated other comprehensive income	7,138,066	5,923,398
Retained earnings	32,814,228	31,006,409
Total China Auto Logistics Inc. shareholders’ equity	61,950,062	58,927,575
Noncontrolling interests	571,769	572,546
Total equity	62,521,831	59,500,121

Total liabilities and shareholders’ equity	$215,330,633	$166,195,716

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$110,256,310	$150,047,968	$217,881,376	$257,493,554
Cost of revenue	108,441,227	146,999,242	213,838,574	250,914,243
Gross profit	1,815,083	3,048,726	4,042,802	6,579,311

Operating expenses:
Selling and marketing	192,808	182,713	362,842	428,390
General and administrative	359,336	398,519	952,699	1,239,795
Total operating expenses	552,144	581,232	1,315,541	1,668,185

Income from operations	1,262,939	2,467,494	2,727,261	4,911,126

Other income (expenses)
Interest income	20,358	15,308	242,646	28,672
Interest expense	(142,439)	(140,620)	(219,075)	(226,644)
Loss on disposal of property and equipment	-	(26,478)	-	(72,074)
Foreign exchange loss	(20,219)	-	(186,370)	-
Miscellaneous	-	(114)	-	(114)
Total other expenses	(142,300)	(151,904)	(162,799)	(270,160)

Income before income taxes	1,120,639	2,315,590	2,564,462	4,640,966

Income taxes	321,148	663,084	756,648	1,399,673

Net income	799,491	1,652,506	1,807,814	3,241,293

Less: Net income (loss) attributable to noncontrolling interests	(993)	3,045	(5)	10,355

Net income attributable to shareholders of China Auto Logistics Inc.	$800,484	$1,649,461	$1,807,819	$3,230,938

Earnings per share attributable to shareholders of China Auto Logistics Inc.– basic and diluted	$0.22	$0.45	$0.49	$0.88

Weighted average number of common share Outstanding – basic and diluted	3,694,394	3,694,394	3,694,394	3,694,394

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$799,491	$1,652,506	$1,807,814	$3,241,293

Other comprehensive income
Foreign currency translation adjustments	1,124,525	30,352	1,213,896	(30,043)

Comprehensive income	1,924,016	1,682,858	3,021,710	3,211,250

Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,029)	3,095	(777)	10,525

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$1,926,045	$1,679,763	$3,022,487	$3,200,725

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$1,807,814	$3,241,293

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation on property and equipment	56,661	84,153
Amortization on intangible assets	-	119,389
Loss on disposal of property and equipment	-	72,074

Changes in operating assets and liabilities:
Restricted cash	(19,633,033)	(1,122,831)
Accounts receivable – trade	-	66,124
Receivables related to financing services	(4,444,767)	18,782,833
Notes receivable	1,631,363	(4,767,685)
Inventories	12,896,225	(1,953,934)
Advances to suppliers	(22,846,983)	(6,954,361)
Prepaid expenses, other current assets and other assets	72,991	19,490
Value added tax receivable	145,902	(658,126)
Accounts payable	624,299	648,174
Line of credit related to financing services	22,862,005	(27,457,158)
Notes payable to suppliers	-	19,044,809
Accrued expenses	(43,416)	(136,701)
Value added tax payable	(1,572)	-
Customer deposits	15,626,790	(10,321,412)
Deferred revenue	(40,399)	(124,887)
Income tax payable	(12,445)	(131,897)
Deferred tax liability	-	(30,049)
Net cash provided by (used in) operating activities	8,701,435	(11,580,702)

Cash flows from investing activities
Purchase of property and equipment	(10,873)	(1,958)
Acquisition deposit	(16,122,531)	-
Net cash used in investing activities	(16,133,404)	(1,958)

Cash flows from financing activities
Bank overdraft	2,409,457	-
Proceeds from short-term borrowings	22,152,978	6,242,480
Repayments of short-term borrowings	(19,944,736)	(848,538)
Increase in restricted cash related to short-term borrowings	(2,866,586)	-
Proceeds from director	402,203	699,086
Repayments to director	(396,537)	(200,336)
Net cash flows provided by financing activities	1,756,779	5,892,692

Effect of exchange rate change on cash	76,647	3,519

Net decrease in cash and cash equivalents	(5,598,543)	(5,686,449)

Cash and cash equivalents at the beginning of period	8,888,749	8,184,793
Cash and cash equivalents at the end of period	$3,290,206	$2,498,344

Supplemental disclosure of cash flow information
Interest paid	$1,538,774	$2,343,553
Income taxes paid	$744,203	$1,530,800

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2013 and the results of operations for the three-month and six-month periods ended June 30, 2013 and 2012 and the cash flows for the six-month periods ended June 30, 2013 and 2012.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.  The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2013 and December 31, 2012 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of June 30, 2013 and December 31, 2012.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2013 and 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

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

(2)            Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	June 30,	December 31,
	2013	2012

Collateral for bank’s issuance of letters of credit to the Company’s customers	$7,268,805	$4,527,214
Collateral for lines of credit related to financing services	17,065,379	-
Collateral for short-term borrowings	19,354,629	16,140,039
Collateral for notes payable to suppliers	6,479,622	6,348,098
	$50,168,435	$27,015,351

(3)           Property and Equipment

A summary of property and equipment is as follows:

	June 30,	December 31,
	2013	2012

Computers	$131,533	$126,474
Office equipment, furniture and fixtures	85,355	75,286
Leasehold improvement	34,018	33,328
Automobiles	1,080,889	1,058,949
	1,331,795	1,294,037
Less: Accumulated depreciation and amortization	1,057,482	979,911
	$274,313	$314,126

Depreciation and amortization expenses for property and equipment amounted to approximately $28,508 and $33,586 for the three months ended June 30, 2013 and 2012, respectively, and amounted to $56,661 and $84,153, for the six months ended June 30, 2013 and 2012, respectively.

(4)           Notes Receivable

In October 2012, the Company’s major customer paid for the purchases of the Company’s auto products by issuing notes receivable in an aggregate amount of approximately $1,587,024 (RMB 10,000,000). This note receivable is a short-term promissory note issued by the Bank of Dalian that entitled the Company to receive the full face amount from the bank three months from the issuance date.  This note was fully collected in January 2013.

In March 2013, the Company’s major customer paid for the purchases of the Company’s auto products by issuing two notes receivable in an aggregate amount of approximately $3,191,523 (RMB 20,000,000). These notes receivable were short-term promissory notes issued by the Bank of Dalian that entitled the Company to receive the full face amount from the bank three months from the issuance date.  These notes were fully collected in June 2013.

(5)           Acquisition Deposit

On May 20, 2013, the Company’s wholly owned subsidiary, Shisheng signed a non-binding Letter of Intent (the "LOI") to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company, which operates the Airport International Automall (the “Automall”), a 26,000 square meter vehicle sales and exhibition center located in the heart of the Tianjin Airport Economic Area adjacent to a number of top 4S shops (auto dealerships) in Tianjin, and owns the real estate property where the Automall is located.  The potential acquisition is subject to the completion of a due diligence investigation and valuation, with the final price to be determined by negotiations between Shisheng and the seller.  The Company made a refundable deposit of $16,199,054 (RMB 100,000,000) related to this potential acquisition in June 2013.  If the LOI is terminated, the deposit will be refunded to Shisheng within 3 days of the termination.

(6)           Bank Overdraft

In March 2013, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,429,858 (RMB 15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate at 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matures in December 2013.  As of June 30, 2013, the Company had an outstanding overdraft balance of $2,420,893.

(7)           Lines of Credit Related to Financing Services

The Company provides financing services primarily to its business customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 15% to 20% of the purchase price of the automobiles. If customers default on payment, the banks take custody of the automobiles until the borrowings are fully repaid.

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the condensed consolidated statements of income. Interest expense related to these lines of credit was $672,185 and $989,723 for the three months ended June 30, 2013 and 2012, respectively, and $1,242,161 and $2,116,909 for the six months ended June 30, 2013 and 2012, respectively.

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,959,243 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the six months ended June 30, 2013, the interest was charged at rates ranging between 1.80% and 3.28% per annum and is repayable within 3 months from the dates of drawing. As of June 30, 2013 and December 31, 2012, the Company had outstanding balances of $5,364,598 and $10,542,205, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company.  This line of credit matured in June 2013 and was renewed for one year through June 2014, with substantially the same terms.

Agricultural Bank of China

(a)
In September 2012, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $84,235,081 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both, and one of which is a major customer, and matures in September 2013.  During the six months ended June 30, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 3.79% to 4.39% per annum and were repayable on the due dates which were determined prior to each draw. As of June 30, 2013 and December 31, 2012, the Company had outstanding balances of $40,309,514 and $40,085,271, respectively, under this facility line of credit.

(b)
In addition to the above facility line of credit agreement with Agricultural Bank of China, the Company had $16,874,349 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of June 30, 2013 and December, 31, 2012, respectively.  During the six months ended June 30, 2013, these short term foreign currency borrowings bore interest at rates ranging between 1.10% and 2.05% per annum, matured within three months or six months from the dates of borrowing and were secured by the amount of $17,065,379 and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

PuDong Development Bank

In December 2012, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $16,199,054 (RMB 100,000,000). During the six months ended June 30, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 4.27% to 4.30% per annum. As of June 30, 2013 and December 31, 2012, the Company had outstanding balances of $4,253,252 and $0, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is also a supplier and a customer of the Company, and matures in December 2013.

China Zheshang Bank

In September 2012, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $24,298,581 (RMB 150,000,000). This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two unrelated parties which are also customers (including one major customer) of the Company, and matures in September 2013.

The borrowings under this facility line of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing. As of June 30, 2013 and December 31, 2012, the Company had outstanding balances of $8,673,300 and $900,542, respectively, under this facility line of credit.

(8)           Short Term Borrowings

Agricultural Bank of China

(a) Pledge Financing Agreements

In March, April, June, July, September and October 2012, the Company entered into a total of twelve short term financing agreements with Agricultural Bank of China (“ABC”) for a period of six months. Four of the agreements expired and outstanding amounts were repaid during the year ended December 31, 2012. An additional eight agreements expired during the six months ended June 30, 2013.

In March 2013, an additional financing agreement was entered for a period of six months.  The outstanding balance of these agreements was $2,818,297 and $16,608,604 as of June 30, 2013 and December 31, 2012, respectively.

Under the terms of the agreements, ABC loaned to the Company, and as a condition of these financing agreements, the Company is required to pledge its notes receivable in, the aggregate amount of $0 and $1,587,024 (RMB 10,000,000) as of June 30, 2013 and December 31, 2012, respectively, as guarantees.  In addition, the Company is required to maintain a bank deposit of $2,996,825 (RMB 18,500,000) and $16,140,039 (RMB 101,700,000) as of June 30, 2013 and December 31, 2012, respectively, which is classified as restricted cash in the unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Based on the preliminary estimates of the bank, these financing loans carry interest at a rate range between 0.92% and 2.04% at June 30, 2013.  Upon the repayment dates of these draws, the Company will make final interest payments which could result in the effective interest rate paid to differ from the estimated interest rates provided by the bank prior to the draws. One of the loans was repaid in April 2013 and the remaining two loans are repayable in September 2013.

(b) Loan Agreements

The Company entered into a term loan agreement with Agricultural Bank of China to obtain short term financing which is settled in US dollars.  The outstanding balance totaled $16,274,211 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of June 30, 2013 and December, 31, 2012. These short term foreign currency borrowings bear interest at rates ranging between 0.91% and 2.05% per annum, mature within six months from the dates of borrowing and are secured by the amount of $16,357,804 (RMB100,980,000) and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

China Zheshang Bank

In September 2012, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate loan amount of $3,064,524 (RMB 19,309,874). The borrowings under these loan agreements bore interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. The total outstanding balance of these agreements was $3,064,524 as of December 31, 2012.  These loans were paid in full in March 2013.

In March 2013 and April 2013, the Company entered into six loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate loan amount of $3,223,989 (RMB 19,902,330). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. The total outstanding balance of these agreements was $3,223,989 as of June 30, 2013.

(9)           Notes Payable to Suppliers

The Company issued certain notes payable to suppliers which are guaranteed by banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months. Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts, if the Company does not settle the outstanding payable amount to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of June 30, 2013 and December 31, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $12,959,243 and $12,696,196, respectively, (RMB 80,000,000) of which Bank of Jinzhou will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,479,622 and $6,348,098 as guaranteed funds, which was classified as restricted cash as of June 30, 2013 and December 31, 2012, respectively.

The purpose of this arrangement is to provide additional time for the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(10)        Major Customers and Suppliers

Sales to a single customer of the Company’s automobile sales segment totaled approximately $24,166,000 (22%) and $47,465,000 (22%) of the Company’s consolidated sales during the three months and six months ended June 30, 2013, respectively.

Sales to a different single customer of the Company’s automobile sales segment totaled approximately $27,009,000 (18%) and $46,349,000 (18%) of the Company’s consolidated sales during the three months and six months ended June 30, 2012, respectively.

During the three months and six months ended June 30, 2013, one supplier accounted for 10% or more of the Company’s purchases at 22% and 23%, respectively.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of June 30, 2013 and December 31, 2012, the Company’s statutory reserve fund was approximately $3,775,000 and $3,559,000, respectively.

(12)        Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a Director and Senior Vice President of the Company.  Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping.  As of June 30, 2013 and December 31, 2012, the outstanding balances due to Ms. Cheng Weihong were $506,116 and $512,023, respectively.

One of the Company’s shareholders, Sino Peace Limited, paid accrued expenses through 2012 on behalf of the Company.  As of June 30, 2013 and December 31, 2012, the outstanding balances due to Sino Peace Limited were $2,200,839 and $2,156,166, respectively.

The balances as discussed above as of June 30, 2013 and December 31, 2012 are interest-free, unsecured and have no fixed term of repayment.  During the three months and six months ended June 30, 2013 and 2012, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations.  The following tables show the operations of the Company's operating segments:

Three Months Ended June 30, 2013	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$108,030,708	$1,810,159	$119,982	$53,175	$242,286	$-	$110,256,310

Cost of revenue	107,744,604	677,543	11,041	5,358	2,681	-	108,441,227

Operating expenses
Selling and marketing	30,392	120,313	11,572	5,079	25,452	-	192,808
General and administrative	28,320	112,113	10,784	4,733	23,718	179,668	359,336
Total operating expenses	58,712	232,426	22,356	9,812	49,170	179,668	552,144

Income (loss) from operations	$227,392	$900,190	$86,585	$38,005	$190,435	$(179,668)	$1,262,939

Three Months Ended June 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$147,243,467	$2,037,550	$192,380	$342,734	$231,837	$-	$150,047,968

Cost of revenue	145,851,747	995,647	73,431	75,793	2,624	-	146,999,242

Operating expenses
Selling and marketing	83,407	62,442	7,129	15,998	13,737	-	182,713
General and administrative	90,960	68,097	7,774	17,447	14,981	199,260	398,519
Total operating expenses	174,367	130,539	14,903	33,445	28,718	199,260	581,232

Income (loss) from operations	$1,217,353	$911,364	$104,046	$233,496	$200,495	$(199,260)	$2,467,494

Six Months Ended June 30, 2013	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$212,867,568	$3,709,569	$332,466	$492,147	$479,626	$-	$217,881,376

Cost of revenue	212,544,730	1,253,087	24,552	10,926	5,279	-	213,838,574

Operating expenses
Selling and marketing	33,196	221,359	26,759	38,159	43,369	-	362,842
General and administrative	33,212	288,422	37,283	62,453	54,980	476,349	952,699
Total operating expenses	66,408	509,781	64,042	100,612	98,349	476,349	1,315,541

Income (loss) from operations	$256,430	$1,946,701	$243,872	$380,609	$375,998	$(476,349)	$2,727,261

Six Months Ended June 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$251,541,304	$4,037,982	$487,207	$958,728	$468,333	$-	$257,493,554

Cost of revenue	248,380,107	2,128,774	174,592	225,542	5,228	-	250,914,243

Operating expenses
Selling and marketing	206,536	122,794	20,605	48,443	30,012	-	428,390
General and administrative	301,778	171,429	30,848	72,995	42,847	619,898	1,239,795
Total operating expenses	508,314	294,223	51,453	121,438	72,859	619,898	1,668,185

Income (loss) from operations	$2,652,883	$1,614,985	$261,162	$611,748	$390,246	$(619,898)	$4,911,126

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of June 30, 2013	$98,942,475	$115,105,622	$114,690	$138,048	$31,237	$998,561	$215,330,633

As of December 31, 2012	$76,548,467	$87,555,632	$213,155	$568,770	$86,065	$1,223,627	$166,195,716

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

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the shareholders of Chongqing Qizhong Technology Development Co., Ltd. (“Goodcar”) to acquire all issued and outstanding stocks of Goodcar for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously.  Goodcar was engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

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

On May 20, 2013, Shisheng signed a non-binding Letter of Intent (the "LOI") to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company, which operates the Airport International Automall, a 26,000 square meter vehicle sales and exhibition center located in the heart of the Tianjin Airport Economic Area adjacent to a number of top 4S shops (auto dealerships) in Tianjin.  The potential acquisition is subject to the completion of a due diligence investigation and valuation, with the final price to be determined by negotiations between Shisheng and the seller.   The Company expects the purchase price to be between $65 million (RMB400 million) and $130 million (RMB800 million).  The Company made a refundable deposit of $16,199,054 (RMB 100,000,000) related to this potential acquisition in June 2013.   If the LOI is terminated, the deposit will be refunded to Shisheng within 3 days of the termination.

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

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products through its websites (www.cali.com.cn, www.at188.com and www.at160.com).  During the three months ended June 30, 2013, we stopped operating one of our websites, www.goodcar.cn.  The Company also sells imported automobiles, manages an auto mall for customers, and is the only one-stop service provider in Tianjin providing dealer financing to our business customers.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2013, the deferred tax assets amounted to $728,957.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $32.8 million as of June 30, 2013. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2013 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2013, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2013	% of net revenue	Three Months Ended June 30, 2012	% of net revenue	Change in %
Net revenue	$110,256,310	100.00%	$150,047,968	100.00%	(26.52)%
Cost of revenue	108,441,227	98.35%	146,999,242	97.97%	(26.23)%
Gross profit	1,815,083	1.65%	3,048,726	2.03%	(40.46)%
Operating expenses	552,144	0.50%	581,232	0.39%	(5.00)%
Income from operations	1,262,939	1.15%	2,467,494	1.64%	(48.82)%
Other expenses	(142,300)	(0.13)%	(151,904)	(0.10)%	(6.32)%
Income before income taxes and noncontrolling interests	1,120,639	1.02%	2,315,590	1.54%	(51.60)%
Net income	799,491	0.73%	1,652,506	1.10%	(51.62)%
Net income attributable to shareholders of China Auto Logistics Inc.	$800,484	0.73%	$1,649,461	1.10%	(51.47)%

For the three months ended June 30, 2013, our net revenue decreased 26.52% to $110,256,310, from $150,047,968 for the same period in 2012, and our cost of revenue decreased 26.23% to $108,441,227 from $146,999,242 for the same period in 2012. Gross profit margin decreased 18.72% to 1.65% for the three months ended June 30, 2013 from 2.03% for the same period in 2012.  As compared to the same period in 2012, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2013 decreased 40.46% to $1,815,083, decreased 48.82% to $1,262,939, decreased 51.62% to $799,491and decreased 51.47% to $800,484, respectively, primarily due to a decrease in our web-based advertising revenue and value added services, and a continuing decrease in the gross profit margin of our sales of automobiles which was partially offset by the increase in gross profit of our financing services. Our gross profit margin of 1.65% for the three months ended June 30, 2013 was slightly lower than 1.90% for the full year of 2012.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2013	% of net revenue	Three Months Ended June 30, 2012	% of net revenue	Change in %
Net revenue	$110,256,310	100.00%	$150,047,968	100.00%	(26.52)%
- Sales of Automobiles	108,030,708	97.98%	147,243,467	98.13%	(26.63)%
- Financing Services	1,810,159	1.64%	2,037,550	1.36%	(11.16)%
- Web-based Advertising Services	119,982	0.11%	192,380	0.13%	(37.63)%
- Automobile Value Added Services	53,175	0.05%	342,734	0.23%	(84.49)%
- Auto Mall Management Services	242,286	0.22%	231,837	0.15%	(4.51)%

Sales of Automobiles

Net revenue from sales of automobiles decreased 26.63% to $108,030,708 for the three months ended June 30, 2013 from $147,243,467 for the same period in 2012.  During the three months ended June 30, 2013 and 2012, the Company sold 1,240 automobiles and 1,675 automobiles, respectively, representing a decrease of approximately 26% in volume. The average unit selling price per automobile for the three months ended June 30, 2013 decreased slightly to $87,000 from $88,000 for the same period in 2012.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

The causes of the decrease in sales of automobiles during the three months ended June 30, 2013 are summarized as follows:

1.
Our suppliers experienced difficulties importing vehicles for reasons outside their control.  In addition, the PRC customs department implemented unified standards to complete its inspection process for imported automobiles.  These factors prolonged our purchasing cycles and caused our available inventories to be insufficient to meet the demands of our customers.  The prolonged purchasing cycles also increased our advances to suppliers which decreased our available working capital.  We plan to work more closely with suppliers who can deliver inventory to us more promptly, in order for us to maintain a stable inventory level.

2.
In March 2013, the motor registration office began strictly enforcing rules requiring imported automobiles that are not purchased through “4S” shops to meet certain specifications in order to obtain registration permits.  As a result, certain alterations to imported automobiles may be needed in order to be in compliance with the PRC regulations.  Due to the additional costs faced by end users (including our customers) for these alterations, and the delays caused by the registration approval process, the demand for our automobiles dropped during the three months ended June 30, 2013. We plan to provide advice to our customers in terms of the alteration requirements at each province’s motor registration office in order to minimize their alteration costs, which we believe will significantly ease the concerns of our customers.

3.	The PRC economy slowed down during the first half of 2013, which decreased the demand for luxury automobiles.

We have been experiencing increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  In addition, we experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz since the first quarter of 2012 and this trend continues in 2013.  Lower end models of luxury automobiles generate lower gross margins as the consumers have a larger variety of automobiles in the market from which to choose.  There were mixed trends with respect to the average selling prices for our top three selling brands as we started seeing stronger demand for the higher end models of Mercedes Benz, which resulted in the increase of its average selling price during the three months ended June 30, 2013 by 5% as compared to those for the same period in 2012.   Average selling prices for Toyota and BMW declined 28% and 9% respectively, for the three months ended June 30, 2013 as compared to those for the same period in 2012.  Total sales for these top three brands accounted for approximately 76% and 84% of our total automobile sales for the three months ended June 30, 2013 and 2012, respectively.  Our gross margin for sales of automobiles decreased from 0.95% for the three months ended June 30, 2012 to 0.26% for the three months ended June 30, 2013.

In order to continue to expand our market share and maintain our leading position in the competitive luxury automobile market, we continued to offer better prices overall to our customers compared to our competitors. We have achieved this in part by decreasing our gross margin for automobiles. In addition, we have focused on growing our more profitable financing services segment. We believe this approach will prevent our competitors from being able to match our selling prices. We expect our gross margin from sales of automobiles to remain relatively low in succeeding periods in 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 30% and 27% of the Company’s sales during the three months ended June 30, 2013 and 2012, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

The Company provides financing services (“Financing Services”) to its business customers using the Company’s bank facility lines of credit.  These business customers are typically not customers of other segments.  The Company earns a service fee from its customers for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes.  Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company.

Net revenue from Financing Services for the three months ended June 30, 2013 decreased 11.16% to $1,810,159 from $2,037,550 for the same period in 2012.  The Company had aggregate credit lines of approximately $138 million (RMB 850,000,000) and had approximately $58.6 million drawn on our lines as of June 30, 2013.  In addition to the facility lines of credit agreements with various banks, the Company had $16.9 million of short term foreign currency borrowings with Agricultural Bank of China as of June 30, 2013. We had approximately $60 million drawn on our $128 million lines of credit as of June 30, 2012.  We continue to take advantage of the available credit lines granted by our banks to expand our financing services operations.  As a result, we were able to continue to grow in the financing service segment.  In June and July 2012, the China benchmark interest rate decreased by a total of 50 basis points.  We also obtained lower rates offered from certain banks on draws on these lines.  Our financing service income and related cost of revenue are affected by the interest charged by the banks.  The ratio of interest income to net financing income was lower during the three months ended June 30, 2013 due to the effects of the lower interest rates during the three months ended June 30, 2013 as compared to those during the same period of 2012.  In addition, we continued to add new financing service types and increase the prices for our services which also helped increase our gross margin percentage to 62.57% for the three months ended June 30, 2013 from 51.14% for the three months ended June 30, 2012.  Our financing revenue consists of two portions: the interest income and fee income.  The fee portion of our financing revenue during the three months ended June 30, 2013 increased as a result of lower interest rates charged by our banks during the period.  Excluding the interest income of $672,185 and $989,723 in the three months ended June 30, 2013 and 2012, respectively, the fee portion of our financing revenue increased 8.6% to $1,137,974 for the three months ended June 30, 2013 from $1,047,827 for the same period of 2012.

Our revenue growth from financing services is heavily dependent on overall industry growth and economic market conditions in the PRC.  In mid-June 2013, certain major banks in China experienced some liquidity issues.  In late June 2013, China’s Central Bank announced that it would provide assistance to any banks facing temporary cash shortages.  We have not received any notifications from the banks with which we work about any changes in the terms of our credit lines, or new requirements in order for us to maintain our credit lines, since the bank liquidity issues have arisen.  A factor that affects our revenue from financing services is our relationship with major commercial banks, with whom we have established good credit.  Any decrease of credit limits or expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide financing services or affect our purchasing power.  However, we have not experienced any difficulties in accessing credit lines and loan facilities with banks in the past.  Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

Our lines of credit are with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, and China ZheShang Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms.  Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines.  As of June 30, 2013, the Company had aggregate credit lines of $138 million (RMB 850,000,000).  Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services.  However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

www.cali.com.cn integrates the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information about auto and auto-related products and services.  We currently operate in one single city in Tianjin. In response to intensified competition in the online advertising markets in China, we began in 2012 to focus our business on imported automobiles, financing and other automobile related services.  In the three months ended June 30, 2013 and 2012, all of our revenue from our websites was generated by subscription fees and advertisements.   Our web-based advertising service revenue decreased 37.63% from $192,380 for the three months ended June 30, 2012 to $119,982 for the same period of 2013.   Starting in the first quarter of 2012, we shifted our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors.  We have created a platform which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and financing services.  By offering extensive automotive information and news, we are able to attract more potential customers to visit our websites.  Therefore, we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products.

Automobile Import Value Added Services

Our Automobile Value Added Services (“VAS”) revenue decreased 84.49%, from $342,734 for the three months June 30, 2012 to $53,175 for the three months ended June 30, 2013.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

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

Our Auto Mall Management Services revenue for the three months ended June 30, 2013 and 2012 was $242,286 and $231,837, respectively.  This 4.51% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Three Months Ended June 30, 2013	% of net revenue	Three Months Ended June 30, 2012	% of net revenue	Change in %
Net revenue	$110,256,310	100.00%	$150,047,968	100.00%	(26.52)%

Cost of revenue	108,441,227	98.35%	146,999,242	97.97%	(26.23)%

Our cost of revenue primarily consisted of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services and Auto Mall Management Services.  Our cost of revenue decreased 26.23%, from $146,999,242 for the three months ended June 30, 2012 to $108,441,227 for the three months ended June 30, 2013. The decrease was primarily due to the decrease in the number of automobiles sold in the period.  Our cost of revenue percentage increased as the average gross margin of our automobile sales continued to decline as a result of stiff competition in the imported luxury automobile market throughout the first half of 2013.  Sales of automobiles accounted for 97.98% of our total revenue for the three months ended June 30, 2013 as compared to 98.13% for the three months ended June 30, 2012.  Automobile sales traditionally generate large sales amounts but lower gross margins. Any declines in our gross margin of automobile sales will have a severe negative effect on our overall gross margin.  Our cost of revenue related to sales of automobiles decreased to $107,744,604 for the three months ended June 30, 2013 from $145,851,747 for the same period of 2012, a decrease of $38,107,143 or 26.13%, which was lower than the decrease of revenue related to automobile sales of 26.63%.

Our cost of revenue consists primarily of the purchase price of imported automobiles and we have limited control over such costs.  The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended June 30, 2013	% of total	Three Months Ended June 30, 2012	% of total	Change in %
Operating Expenses
- Selling and Marketing	$192,808	34.92%	$182,713	31.44%	5.53%
- General and Administrative	359,336	65.08%	398,519	68.56%	(9.83)%
Total	$552,144	100.00%	$581,232	100.00%	(5.00)%

During the three months ended June 30, 2013, our total operating expenses decreased 5.00% to $552,144 from $581,232 for the same period in 2012.  This decrease was primarily a result of a 9.83% decrease in general and administrative expenses to $359,336 for the three months ended June 30, 2013 from $398,519 for the same period in 2012, which was partially offset by a 5.53% increase in selling and marketing expenses to $192,808 for the three months ended June 30, 2013 from $182,713 for the same period in 2012.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in
	2013	2012	%
Primary selling and marketing expenses
- Payroll	$32,650	$34,010	(4.00)%
- Staff related costs	15,017	14,348	(4.66)%
- Office expense	9,863	13,553	(27.23)%
- Advertising and promotion	4,899	-	-%
- Entertainment	17,675	17,125	3.21%
- Rent	33,807	73,696	(54.13)%

Payroll expenses decreased slightly by 4.00% during the three months ended June 30, 2013 primarily due to the appreciation of RMB to USD.  Our headcount has been fairly steady after the termination of Goodcar’s operations.  Our staff related costs decreased in proportion to the decrease of our payroll expenses.  Office expense decreased 27.23% as a result of the substantial discontinuation of the Goodcar division in the first half of 2012.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses increased by 3.21% for the three months ended June 30, 2013.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the termination of exhibition lease in November 2012.  We leased smaller exhibition spaces in the Auto Mall for which we paid less rent during the three months ended June 30, 2013.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended June 30,		Change in
	2013	2012	%
Primary general and administrative expenses
- Payroll	$71,467	$97,901	(27.00)%
- Staff related costs	20,370	26,461	(23.02)%
- Entertainment	26,666	10,699	149.24%
- Depreciation	28,170	42,336	(33.46)%
- Legal and professional fees	100,858	261,198	(61.39)%

Payroll expenses decreased 27.00% during the three months ended June 30, 2013 as substantially all of Goodcar’s administrative employees were terminated in the first half of 2012.  Staff-related costs decreased 23.02% during the three months ended June 30, 2013 which was in proportion to the decrease of our payroll expenses.  The entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expense decreased 33.46% as substantially all of Goodcar’s assets were disposed of in 2012 as a result of the termination of its operations.  Legal and professional fees decreased 61.39% for the three months ended June 30, 2013 primarily due to our efforts to better control the costs of legal, accounting, auditing and internal control services.

Income from Operations

Income from operations decreased 48.82% for the three months ended June 30, 2013 to $1,262,939 from $2,467,494 in the same period of 2012.  Our gross profit decreased 40.46% to $1,815,083 for the three months ended June 30, 2013 from $3,048,726 for the same period of 2012.   The sum of our revenues for web-based advertising, Financing Services, and VAS, which generated higher profit margins, declined to approximately $1.98 million during the three months ended June 30, 2013 as compared to approximately $2.57 million in the same period of 2012, due to the declines of revenues in each of the three segments.  Our operating income for these three segments decreased to an aggregate amount of $1.02 million for the three months ended June 30, 2013 from $1.25 million for the three months ended June 30, 2012.  The top performing segment continued to be Financing Services, which has been the focus of our expansion since 2012, and which contributed approximately $900,000 to our income from operating for the three months ended June 30, 2013 compared to approximately $911,000 for the three months ended June 30, 2012.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company with respect to its borrowings on the short-term loans payable to the banks.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2013	% of net revenue	Six Months Ended June 30, 2012	% of net revenue	Change in %
Net revenue	$217,881,376	100.00%	$257,493,554	100.00%	(15.38)%
Cost of revenue	213,838,574	98.14%	250,914,243	97.44%	(14.78)%
Gross profit	4,042,802	1.86%	6,579,311	2.56%	(38.55)%
Operating expenses	1,315,541	0.60%	1,668,185	0.65%	(21.14)%
Income from operations	2,727,261	1.25%	4,911,126	1.91%	(44.47)%
Other expenses	(162,799)	(0.07)%	(270,160)	(0.11)%	(39.74)%
Income before income taxes and noncontrolling interests	2,564,462	1.18%	4,640,966	1.80%	(44.74)%
Net income	1,807,814	0.83%	3,241,293	1.26%	(44.23)%
Net income attributable to shareholders of China Auto Logistics Inc.	$1,807,819	0.83%	$3,230,938	1.25%	(44.05)%

For the six months ended June 30, 2013, our net revenue decreased 15.38% to $217,881,376, from $257,493,554 for the same period in 2012, and our cost of revenue decreased 14.78% to $213,838,574 from $250,914,243 for the same period in 2012. Gross profit margin decreased 27.34% to 1.86% for the six months ended June 30, 2013 from 2.56% for the same period in 2012.  As compared to the same period in 2012, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2013 decreased 38.55% to $4,042,802, decreased 44.47% to $2,727,261, decreased 44.23% to $1,807,814 and decreased 44.05% to $1,807,819, respectively, due to a decrease in our web-based advertising revenue and value added services, and a continuing decrease in the gross profit margin of our sales of automobiles which was partially offset by the increase of our Financing Services revenue.  Our gross profit margin of 1.86% for the six months ended June 30, 2013 was slightly lower than 1.90% for the full year of 2012.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2013	% of net revenue	Six Months Ended June 30, 2012	% of net revenue	Change in %
Net revenue	$217,881,376	100.00%	$257,493,554	100.00%	(15.38)%
- Sales of Automobiles	212,867,568	97.70%	251,541,304	97.69%	(15.37)%
- Financing Services	3,709,569	1.70%	4,037,982	1.57%	(8.13)%
- Web-based Advertising Services	332,466	0.15%	487,207	0.19%	(31.76)%
- Automobile Value Added Services	492,147	0.23%	958,728	0.37%	(48.67)%
- Auto Mall Management Services	479,626	0.22%	468,333	0.18%	2.41%

Sales of Automobiles

Net revenue from sales of automobiles decreased 15.37% to $212,867,568 for the six months ended June 30, 2013 from $251,541,304 for the same period in 2012.  During the six months ended June 30, 2013 and 2012, the Company sold 2,496 automobiles and 2,804 automobiles, respectively, representing a decrease of approximately 11% in volume.  The average unit selling price per automobile for the six months ended June 30, 2013 decreased 5.6% to $85,000 from $90,000 for the same period in 2012.

We have been experiencing increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status. In addition, we have experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz since the first quarter of 2012 and this trend has continued in 2013.  Lower end models of luxury automobiles generate lower gross margins as the consumers have a larger variety of automobiles in the market from which to choose.  There were mixed trends with respect to the average selling prices for our top three selling brands as we started seeing stronger demand for the higher end models of Mercedes Benz, which resulted in the increase of its average selling price of 2% during the six months ended June 30, 2013 compared to the same period in 2012.  However, average selling prices for Toyota and BMW declined 26% and 9% respectively for the six months ended June 30, 2013 as compared to those of the same period of 2012.  Total sales for these top three brands accounted for approximately 79% and 78% of our total automobile sales for the three months ended June 30, 2013 and 2012, respectively.  Our gross margin for sales of automobiles decreased from 1.26% for the six months ended June 30, 2012 to 0.15% for the six months ended June 30, 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 30% and 29% of the Company’s sales during the six months ended June 30, 2013 and 2012, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the six months ended June 30, 2013 decreased 8.13% to $3,709,569 from $4,037,982 for the same period in 2012.   In June and July 2012, the China benchmark interest rate decreased by a total of 50 basis points.  We also obtained lower rates offered from certain banks on draws on these lines.  Our financing service income and related cost of revenue are affected by the interest charged by the banks.  The ratio of interest income to net financing income was lower during the six months ended June 30, 2013 due to the effects of the lower interest rates during the six months ended June 30, 2013 as compared to those during the same period of 2012.  In addition, we continue to add new financing service types and increase the prices for our services which also helped increase our gross margin percentage to 66.22% for the six months ended June 30, 2013 from 47.28% for the six months ended June 30, 2012.  Our financing revenue consists of two portions: the interest income and fee income.  The fee portion of our financing revenue during the six months ended June 30, 2013 increased as a result of lower interest rates charged by our banks during the period.  Excluding the interest income of $1,242,161 and $2,116,909 in the six months ended June 30, 2013 and 2012, respectively, the fee portion of our financing revenue increased 28.44% to $2,467,408 for the six months ended June 30, 2013 from $1,921,073 for the same period of 2012.

Web-based Advertising Services

Our web-based advertising service revenue decreased 31.76% from $487,207 for the six months ended June 30, 2012 to $332,466 for the same period of 2013.   Starting in the first quarter of 2012, we shifted our focus of operating our websites from generating advertising revenue to providing automotive information to our website visitors.  We have created a platform which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and financing services.  By offering extensive automotive information and news, we are able to attract more potential customers to visit our websites.  Therefore, we are willing to sacrifice our advertising revenue in the near term but create opportunities for higher potential growth of our other service products.

Automobile Import Value Added Services

Our VAS revenue decreased 48.67%, from $958,728 for the six months June 30, 2012 to $492,147 for the six months ended June 30, 2013.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the six months ended June 30, 2013 and 2012 was $479,626 and $468,333, respectively.  This 2.41% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Six Months Ended June 30, 2013	% of net revenue	Six Months Ended June 30, 2012	% of net revenue	Change in %
Net revenue	$217,881,376	100.00%	$257,493,554	100.00%	(15.38)%

Cost of revenue	213,838,574	98.14%	250,914,243	97.44%	(14.78)%

Our cost of revenue decreased 14.78%, from $250,914,243 for the six months ended June 30, 2012 to $213,838,574 for the six months ended June 30, 2013. The decrease was primarily due to the decrease in the number of automobiles sold in the period.  Our cost of revenue decreased 14.78%, from $250,914,243 for the six months ended June 30, 2012 to $213,838,574 for the six months ended June 30, 2013. The decrease was primarily due to the decrease in the number of automobiles sold in the period.  Our cost of revenue percentage increased as the average gross margin for automobile sales continued to decline as a result of stiff competition the imported luxury automobile market throughout the first half of 2013.  Sales of automobiles accounted for 97.70% of our total revenue for the six months ended June 30, 2013 as compared to 97.69% for the six months ended June 30, 2012.  Automobile sales traditionally generate large sales amounts but lower gross margins. Any declines in our gross margin of automobile sales will have a severe negative effect on our overall gross margin. Our cost of revenue related to sales of automobiles decreased to $212,544,730 for the six months ended June 30, 2013 from $248,380,107 for the same period of 2012, a decrease of $35,835,377 or 14.43%, which was lower than the decrease of revenue related to automobile sales of 15.37%.

Operating Expenses

	Six Months Ended June 30, 2013	% of total	Six Months Ended June 30, 2012	% of total	Change in %
Operating Expenses
- Selling and Marketing	$362,842	27.58%	$428,390	25.68%	(15.30)%
- General and Administrative	952,699	72.42%	1,239,795	74.32%	(23.16)%
Total	$1,315,541	100.00%	$1,668,185	100.00%	(21.14)%

During the six months ended June 30, 2013, our total operating expenses decreased 21.14% to $1,315,541 from $1,668,185 for the same period in 2012.  This decrease was a combination of a 15.30% decrease in selling and marketing expenses to $362,842 for the six months ended June 30, 2013 from $428,390 for the same period in 2012, and a 23.16% decrease in general and administrative expenses to $952,699 for the six months ended June 30, 2013 from $1,239,795 for the same period in 2012.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in
	2013	2012	%
Primary selling and marketing expenses
- Payroll	$66,864	$83,995	(20.40)%
- Staff related costs	31,029	55,353	(43.94)%
- Office expense	21,627	28,666	(24.56)%
- Advertising and promotion	8,085	6,106	32.41%
- Entertainment	35,447	38,735	(8.49)%
- Rent	62,866	135,705	(53.67)%

Payroll expenses decreased by 20.40% during the six months ended June 30, 2013 as we substantially discontinued the operations of Goodcar in the first half of 2012.  Our head counts have been fairly steady after the termination our Goodcar’s operations.  Staff-related costs decreased 43.94% during the six months ended June 30, 2013.  We incurred severance paid to our terminated employees at Goodcar during the six months ended June 30, 2012 and we did not incur such costs during the six months ended June 30, 2013.  Office expense decreased 24.56% as a result of the termination of the Goodcar division work force in the first half of 2012.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 8.49% for the six months ended June 30, 2013.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the termination of exhibition lease in November 2012.  We leased smaller exhibition spaces in the Auto Mall for which we paid less rent during the six months ended June 30, 2013.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Six Months Ended June 30,		Change in
	2013	2012	%
Primary general and administrative expenses
- Payroll	$71,890	$143,358	(35.24)%
- Staff related costs	20,645	41,015	(66.10)%
- Entertainment	12,530	39,196	(26.22)%
- Depreciation	28,153	56,323	(36.52)%
- Legal and professional fees	241,322	342,180	(40.06)%

Payroll expenses decreased 35.24% during the six months ended June 30, 2013 as substantially all of the Goodcar’s administrative employees were terminated in the first half of 2012.  Staff-related costs decreased 66.10% during the six months ended June 30, 2013.  We incurred severance paid to our terminated employees at Goodcar during the six months ended June 30, 2012 and we did not incur such costs during the six months ended June 30, 2013.  Entertainment expenses decreased by 26.22% for the six months ended June 30, 2013.  The entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expense decreased 36.52% as substantially all of the Goodcar’s assets were disposed in 2012 as a result of cease of operations.  Legal and professional fees decreased 40.06% for the six months ended June 30, 2013 primarily due to our efforts to better control the costs of the legal, accounting, auditing and internal control services.

Income from Operations

Income from operations decreased 44.47% for the six months ended June 30, 2013 to $2,727,261 from $4,911,126 in the same period of 2012.  Our gross profit decreased 38.55% to $4,042,802 for the six months ended June 30, 2013 from $6,579,311 for the same period of 2012.   The sum of our revenues for web-based advertising, financing services and automobile value added services which generated higher profit margins declined to approximately $4.53 million during the six months ended June 30, 2013 as compared to approximately $5.48 million in the same period of 2012, due to the declines of revenues in each of the three segments.  Our operating income for these three segments increased to an aggregate amount of $2.57 million for the six months ended June 30, 2013 from $2.49 million for the six months ended June 30, 2012.  The top performing segment continued to be financing services, which has been the focus of our expansion since 2012, and which contributed approximately $1.95 million to our income from operating for the six months ended June 30, 2013 compared to approximately $1.61 million for the six months ended June 30, 2012.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company with respect to its borrowings on the short-term loans payable to the banks.

Inflation

We believe that inflation has had a negligible effect on operations for the six month period ended June 30, 2013.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

On May 20, 2013, our wholly owned subsidiary, Shisheng signed a non-binding Letter of Intent to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company, which operates the Airport International Automall in Tianjin (the "Automall”), and owns the real estate property where the Automall is located.  We made a refundable deposit of $16,199,054 (RMB 100 million) related to this potential acquisition in June 2013.  We expect the purchase price to be between $65 million (RMB400 million) and $130 million (RMB800 million). We expect to finance this acquisition through the cash flow generated from our operations, bank mortgage financing with the Automall property serving as collateral, installment payments to the seller, or a combination of these options.  We have held preliminary discussions with several major banks in China, including those we have long-term relationships with, and have received informal support from these banks.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$8,701,435	$(11,580,702)
Net cash used in investing activities	(16,133,404)	(1,958)
Net cash provided by financing activities	1,756,779	5,892,692
Effect on exchange rate change on cash	76,647	3,519
Cash and cash equivalents at beginning of period	8,888,749	8,184,793
Cash and cash equivalents at end of period	3,290,206	2,498,344

Operating Activities

During the six months ended June 30, 2013, we had net cash provided by operating activities of $8,701,435, as compared to net cash used in operating activities of $11,580,702 in the same period of 2012.   Net cash provided by operating activities during the six months ended June 30, 2013 primarily consisted of net income of $1,807,814, an increase in restricted cash of $19,633,033 due to more lines of credit related to financing services which required restricted cash, an increase in receivables related to financing services of $4,444,767 due to a strong financing services business, a decrease in inventories of $12,896,225 due to strong automobile sales, an increase in advances to suppliers of $22,846,983 due to more automobile orders to suppliers to replenish our inventories, an increase in lines of credit related to financing services of $22,862,005 due to a strong financing services business, and an increase in customer deposits of $15,626,790 due to strong customer orders for automobiles and financing services.

Net cash used in operating activities during the six months ended June 30, 2012 primarily consisted of net income of $3,241,293, a decrease in receivables related to financing services of $18,782,833, an increase in notes receivable of $4,767,685, an increase in advances to suppliers of $6,954,361, a decrease in lines of credit related to financing services of $27,457,158, an increase in notes payable to suppliers of $19,044,809, and a decrease in customer deposits of $10,321,412.

Investing Activities

In May 2013, Shisheng signed a non-binding Letter of Intent to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company, which operates the Airport International Automall.  The Company made a refundable deposit of $16,122,531 (RMB 100 million) related to this potential acquisition in June 2013.

We had net purchases of property and equipment in the amount of $10,873 and $1,958, respectively, during the six months ended June 30, 2013 and 2012.

Financing Activities

During the six months ended June 30, 2013, net cash used in financing activities was $1,756,779, as compared to $5,892,692 of net cash provided by financing activities in the same period in 2012.  We entered into an overdraft agreement with a bank which allowed us to draw $2,409,457 during the six months ended June 30, 2013.  The net cash used in financing activities also included net repayments on the short-term loans from banks in the amount of $2,208,242.  We are required to maintain $2,866,586 restricted cash as requirements for these short term borrowings.  In addition, we received non interest bearing short-term advances from Ms. Cheng Weihong, our Director and Senior Vice President, , in the amount of $402,203 and repaid $396,537 during the six months ended June 30, 2013.  During the six months ended June 30, 2012, net cash provided by financing activities represented net proceeds from short-term loans from the banks in the amount of $5,393,942.  We received non interest bearing short-term advances from Ms. Cheng Weihong, our Director and Senior Vice President,  in the amount of $699,086 and repaid $200,336 during the six months ended June 30, 2012.

Our total cash and cash equivalents increased to $3,290,206 as of June 30, 2013, as compared to $2,498,344 as of June 30, 2012.

Working Capital

As of June 30, 2013, the Company had working capital of $46,048,464 compared to working capital of $59,162,436 as of December 31, 2012.

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

To remediate the material weakness identified in internal control over financial reporting of the Company, we have commenced to: (a) continue our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and (b) continue our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

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

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended June 30, 2013.

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

Date:  August 14, 2013

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