Form 10-Q
period 2013-09-30
China Auto Logistics Inc
filed 2013-11-14
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2013
Common Stock, $.001 par value per share	3,694,394 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$5,973,548	$8,888,749
Restricted cash	40,528,915	27,015,351
Accounts receivable - trade	128,838	-
Receivable related to auto mall management fees	254,628	-
Receivables related to financing services	68,048,048	57,134,815
Notes receivable	-	1,587,024
Inventories	23,077,715	27,141,004
Advances to suppliers	42,842,131	43,019,343
Prepaid expenses	25,437	19,071
Value added tax refundable	1,583,649	338,513
Deferred tax assets	733,329	714,161
Total current assets	183,196,238	165,858,031

Property and equipment, net	251,322	314,126
Acquisition deposit	16,296,200	-
Other assets	-	23,559
Total Assets	$199,743,760	$166,195,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,421,468	$-
Lines of credit related to financing services	63,401,567	51,528,018
Short term borrowings	19,602,915	19,673,128
Accounts payable	80,207	-
Notes payable to suppliers	13,036,960	12,696,196
Accrued expenses	361,077	356,114
Customer deposits	34,312,328	19,131,420
Deferred revenue	138,589	241,598
Due to shareholders	2,214,037	2,156,166
Due to director	501,597	512,023
Income tax payable	335,768	400,932
Total current liabilities	136,406,513	106,695,595

Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 3,694,394 shares issued and outstanding as of September 30, 2013 and December 31, 2012	3,694	3,694
Additional paid-in capital	21,994,074	21,994,074
Accumulated other comprehensive income	7,403,250	5,923,398
Retained earnings	33,367,503	31,006,409
Total China Auto Logistics Inc. shareholders’ equity	62,768,521	58,927,575
Noncontrolling interests	568,726	572,546
Total equity	63,337,247	59,500,121
Total liabilities and shareholders’ equity	$199,743,760	$166,195,716

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$125,489,366	$170,456,821	$343,370,742	$427,950,375
Cost of revenue	123,918,829	167,673,580	337,757,403	418,587,823
Gross profit	1,570,537	2,783,241	5,613,339	9,362,552

Operating expenses:
Selling and marketing	159,492	287,372	522,334	715,762
General and administrative	479,922	343,749	1,432,621	1,583,544
Total operating expenses	639,414	631,121	1,954,955	2,299,306

Income from operations	931,123	2,152,120	3,658,384	7,063,246

Other income (expenses)
Interest income	124,540	128,167	367,186	156,839
Interest expense	(234,552)	(154,883)	(453,627)	(381,527)
Loss on disposal of property and equipment	-	(12,719)	-	(84,793)
Foreign exchange loss	(12,254)	-	(198,624)	-
Miscellaneous	-	-	-	(114)
Total other expenses	(122,266)	(39,435)	(285,065)	(309,595)

Income before income taxes	808,857	2,112,685	3,373,319	6,753,651

Income taxes	257,518	591,893	1,014,166	1,991,566

Net income	551,339	1,520,792	2,359,153	4,762,085

Less: Net income (loss) attributable to noncontrolling interests	(1,936)	3,243	(1,941)	13,598

Net income attributable to shareholders of China Auto Logistics Inc.	$553,275	$1,517,549	$2,361,094	$4,748,487

Earnings per share attributable to shareholders of China Auto Logistics Inc.– basic and diluted	$0.15	$0.41	$0.64	$1.29

Weighted average number of common share Outstanding – basic and diluted	3,694,394	3,694,394	3,694,394	3,694,394

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$551,339	$1,520,792	$2,359,153	$4,762,085

Other comprehensive income
Foreign currency translation adjustments	264,077	(96,367)	1,477,973	(126,410)

Comprehensive income	815,416	1,424,425	3,837,126	4,635,675

Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,043)	3,057	(3,820)	13,582

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$818,459	$1,421,368	$3,840,946	$4,622,093

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$2,359,153	$4,762,085

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation on property and equipment	83,826	123,233
Amortization on intangible assets	-	178,920
Loss on disposal of property and equipment	-	84,793

Changes in operating assets and liabilities:
Restricted cash	(12,735,438)	(10,342,558)
Accounts receivable – trade	(88,091)	107,738
Receivable related to auto mall management fees	(253,599)	-
Receivables related to financing services	(9,571,239)	28,805,018
Notes receivable	1,631,363	(13,153,761)
Inventories	4,516,046	(9,355,312)
Advances to suppliers	1,868,155	(13,213,116)
Prepaid expenses, other current assets and other assets	17,843	88,709
Value added tax receivable	(1,236,134)	(1,685,533)
Accounts payable	72,540	285,704
Line of credit related to financing services	10,386,661	(27,188,268)
Notes payable to suppliers	-	19,044,809
Accrued expenses	(1,904)	(48,001)
Value added tax payable	(1,572)	-
Customer deposits	14,354,058	(3,277,890)
Deferred revenue	(108,670)	(34,158)
Income tax payable	(76,845)	(468,182)
Deferred tax liability	-	(45,045)
Net cash provided by (used in) operating activities	11,216,153	(25,330,815)

Cash flows from investing activities
Purchase of property and equipment	(13,502)	(1,958)
Acquisition deposit	(16,122,531)	-
Net cash used in investing activities	(16,136,033)	(1,958)

Cash flows from financing activities
Bank overdraft	2,395,570	-
Proceeds from short-term borrowings	25,383,484	30,959,992
Repayments of short-term borrowings	(26,023,210)	(8,469,915)
Decrease in restricted cash related to short-term borrowings	136,027	-
Proceeds from director	502,201	699,086
Repayments to director	(496,089)	(210,209)
Net cash provided by financing activities	1,897,983	22,978,954

Effect of exchange rate change on cash	106,696	391

Net decrease in cash and cash equivalents	(2,915,201)	(2,353,428)

Cash and cash equivalents at the beginning of period	8,888,749	8,184,793
Cash and cash equivalents at the end of period	$5,973,548	$5,831,365

Supplemental disclosure of cash flow information
Interest paid	$2,398,901	$3,059,236
Income taxes paid	$937,321	$2,458,979

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the “Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo.”), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co.  Ltd.  (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”).  The Company’s principal business includes (i) sales of both domestically manufactured and imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services, and (v) management services to an auto mall.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2013 and the results of its operations for the three-month and nine-month periods ended September 30, 2013 and 2012 and its cash flows for the nine-month periods ended September 30, 2013 and 2012.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.  The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2013 and December 31, 2012 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to obtain bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services and (5) auto mall management services.  The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Value added taxes (“VAT”) represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date.  These amounts are collected at the time of sales and are detailed on invoices provided to customers.  The Company accounts for VAT on a net basis.  The Company recorded and paid business taxes based on a percentage of the net service revenues and reported the service revenue net of the business taxes and other sales related taxes.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of September 30, 2013 and December 31, 2012.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2013 and 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

(2)           Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	September 30,	December 31,
	2013	2012

Collateral for bank’s issuance of letters of credit to the Company’s customers	$3,761,430	$4,527,214
Collateral for lines of credit related to financing services	13,793,103	-
Collateral for short-term borrowings	16,455,902	16,140,039
Collateral for notes payable to suppliers	6,518,480	6,348,098
	$40,528,915	$27,015,351

(3)           Property and Equipment

A summary of property and equipment is as follows:

	September 30,	December 31,
	2013	2012

Computers	$134,962	$126,474
Office equipment, furniture and fixtures	85,867	75,286
Leasehold improvement	34,222	33,328
Automobiles	1,087,370	1,058,949
	1,342,421	1,294,037
Less: Accumulated depreciation and amortization	1,091,099	979,911
	$251,322	$314,126

Depreciation and amortization expenses for property and equipment amounted to approximately $28,153 and $39,080 for the three months ended September 30, 2013 and 2012, respectively, and amounted to $83,826 and $123,233, for the nine months ended September 30, 2013 and 2012, respectively.

 (4)           Acquisition Deposit

On May 20, 2013, the Company’s wholly owned subsidiary, Shisheng signed a non-binding Letter of Intent (the "LOI") to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company (“Zhonghe”), which operates the Airport International Automall (the “Automall”), a 26,000 square meter vehicle sales and exhibition center located in the heart of the Tianjin Airport Economic Area adjacent to a number of top 4S shops (auto dealerships) in Tianjin, and owns the real estate property where the Automall is located.  The potential acquisition is subject to the completion of a due diligence investigation and valuation, with the final price to be determined by negotiations between Shisheng and the seller.  The Company made a refundable deposit of $16,296,200 (RMB 100,000,000) related to this potential acquisition in June 2013.  If the LOI is terminated, the deposit will be refunded to Shisheng within 3 days of the termination.  As of November 11, 2013, the Company is continuing its due diligence investigation with respect to the potential acquisition.

(5)           Bank Overdraft

In March 2013, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,444,430 (RMB 15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate at 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matures in December 2013.  As of September 30, 2013, the Company had an outstanding overdraft balance of $2,421,468.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the condensed consolidated statements of income. Interest expense related to these lines of credit was $688,024 and $560,800 for the three months ended September 30, 2013 and 2012, respectively, and $1,930,185 and $2,677,709 for the nine months ended September 30, 2013 and 2012, respectively.

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $13,036,960 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the nine months ended September 30, 2013, the interest was charged at rates ranging between 3.25% and 3.27% per annum and is repayable within 3 months from the dates of drawing. As of September 30, 2013 and December 31, 2012, the Company had outstanding balances of $8,724,443 and $10,542,205, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company.  This line of credit matured in June 2013 and was renewed for one year through June 2014, with substantially the same terms.

Agricultural Bank of China

(a)
In September 2012, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $84,740,239 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both, and one of which is a major customer.  This facility matured in September 2013 and was extended until December 2013.  During the nine months ended September 30, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 4.06% to 5.19% per annum and were repayable on the due dates which were determined prior to each draw. As of September 30, 2013 and December 31, 2012, the Company had outstanding balances of $38,774,262 and $40,085,271, respectively, under this facility line of credit.

(b)
The Company also had $13,722,032 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of September 30, 2013 and December, 31, 2012, respectively.  During the nine months ended September 30, 2013, these short term foreign currency borrowings bore interest at rates ranging between 1.73% and 2.04% per annum, matured within three months or nine months from the dates of borrowing, and were secured by the amount of $13,793,103 and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

PuDong Development Bank

In December 2012, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $16,296,200 (RMB 100,000,000). During the nine months ended September 30, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 4.26% to 4.27% per annum. As of September 30, 2013 and December 31, 2012, the Company had outstanding balances of $1,782,222 and $0, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is also a supplier and a customer of the Company, and matures in December 2013.

China Zheshang Bank

In September 2012, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $24,444,300 (RMB 150,000,000). This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two unrelated parties which are also customers (including one major customer) of the Company, and matured in September 2013.

In September 2013, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $24,444,300 (RMB 150,000,000). This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, Zhonghe, the Company’s acquisition target, and Hezhong (Tianjin) International Development Ltd. Co., the owner of Zhonghe.  This facility matures in September 2014.

The borrowings under this facility line of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing. As of September 30, 2013 and December 31, 2012, the Company had outstanding balances of $398,608 and $900,542, respectively, under this facility line of credit.

(7)           Short Term Borrowings

Agricultural Bank of China

The Company entered into a term loan agreement with Agricultural Bank of China to obtain short term financing which is settled in US dollars.  The outstanding balance totaled $16,359,300 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of September 30, 2013 and December, 31, 2012. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 2.04% per annum, mature within six months from the dates of borrowing and are secured by the amount of $16,455,902 (RMB 100,980,000) and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

China Zheshang Bank

In August 2013 and September 2013, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate amount of $3,243,615 (RMB 19,904,114). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. The total outstanding balance of these agreements was $3,243,615 as of September 30, 2013.

(8)           Notes Payable to Suppliers

The Company issued certain notes payable to suppliers which are guaranteed by banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to nine months. Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts, if the Company does not settle the outstanding payable amount to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of September 30, 2013 and December 31, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $13,036,960 and $12,696,196, respectively, (RMB 80,000,000) of which Bank of Jinzhou will guarantee payments to suppliers within the term of these notes for a period of nine months. The Company was required to maintain 50% of the notes amounts, or $6,518,480 and $6,348,098 as guaranteed funds, which was classified as restricted cash as of September 30, 2013 and December 31, 2012, respectively.

The purpose of this arrangement is to provide additional time for the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(9)        Major Customers and Suppliers

Sales to two customers of the Company’s automobile sales segment totaled approximately $33,578,000 (27%) and $57,881,000 (34%) during the three months ended September 30, 2013 and 2012, respectively.  Sales to a single customer of the Company’s automobile sales segment totaled approximately $67,284,000 (20%) and $76,382,000 (18%) of the Company’s consolidated sales during the nine months ended September 30, 2013 and 2012, respectively.

During the three months ended September 30, 2013 and 2012, one supplier accounted for 10% or more of the Company’s purchases at 15% and 15%, respectively.  During the nine months ended September 30, 2013 and 2012, one supplier accounted for 10% or more of the Company’s purchases at 20% and 11%, respectively.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of September 30, 2013 and December 31, 2012, the Company’s statutory reserve fund was approximately $3,843,000 and $3,559,000, respectively.

(11)        Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a Director and Senior Vice President of the Company.  Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping.  As of September 30, 2013 and December 31, 2012, the outstanding balances due to Ms. Cheng Weihong were $501,597 and $512,023, respectively.

One of the Company’s shareholders, Sino Peace Limited, paid accrued expenses through 2012 on behalf of the Company.  As of September 30, 2013 and December 31, 2012, the outstanding balances due to Sino Peace Limited were $2,214,037 and $2,156,166, respectively.

The balances as discussed above as of September 30, 2013 and December 31, 2012 are interest-free, unsecured and have no fixed term of repayment.  During the three months and nine months ended September 30, 2013 and 2012, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations.  The following tables show the operations of the Company's operating segments:

Three Months Ended September 30, 2013	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$123,468,011	$1,470,380	$128,997	$175,735	$246,243	$-	$125,489,366

Cost of revenue	123,208,114	693,388	9,196	5,363	2,768	-	123,918,829

Operating expenses
Selling and marketing	26,394	78,905	12,166	17,302	24,725	-	159,492
General and administrative	39,710	118,716	18,304	26,031	37,200	239,961	479,922
Total operating expenses	66,104	197,621	30,470	43,333	61,925	239,961	639,414

Income (loss) from operations	$193,793	$579,371	$89,331	$127,039	$181,550	$(239,961)	$931,123

Three Months Ended September 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$168,360,743	$1,491,170	$208,288	$159,115	$237,505	$-	$170,456,821

Cost of revenue	167,013,997	567,507	77,088	12,415	2,573	-	167,673,580

Operating expenses
Selling and marketing	139,052	95,369	13,547	15,147	24,257	-	287,372
General and administrative	83,166	57,039	8,102	9,059	14,508	171,875	343,749
Total operating expenses	222,218	152,408	21,649	24,206	38,765	171,875	631,121

Income (loss) from operations	$1,124,528	$771,255	$109,551	$122,494	$196,167	$(171,875)	$2,152,120

Nine Months Ended September 30, 2013	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$336,335,579	$5,179,949	$461,463	$667,882	$725,869	$-	$343,370,742

Cost of revenue	335,752,844	1,946,475	33,748	16,289	8,047	-	337,757,403

Operating expenses
Selling and marketing	59,590	300,264	38,925	55,461	68,094	-	522,334
General and administrative	72,922	407,138	55,587	88,484	92,180	716,310	1,432,621
Total operating expenses	132,512	707,402	94,512	143,945	160,274	716,310	1,954,955

Income (loss) from operations	$450,223	$2,526,072	$333,203	$507,648	$557,548	$(716,310)	$3,658,384

Nine Months Ended September 30, 2012	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total

Net revenue	$419,902,047	$5,529,152	$695,495	$1,117,843	$705,838	$-	$427,950,375

Cost of revenue	415,394,104	2,696,281	251,680	237,957	7,801	-	418,587,823

Operating expenses
Selling and marketing	345,588	218,163	34,152	63,590	54,269	-	715,762
General and administrative	384,944	228,468	38,950	82,054	57,355	791,773	1,583,544
Total operating expenses	730,532	446,631	73,102	145,644	111,624	791,773	2,299,306

Income (loss) from operations	$3,777,411	$2,386,240	$370,713	$734,242	$586,413	$(791,773)	$7,063,246

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Auto Mall Management Services	Corporate	Total
As of September 30, 2013	$85,261,810	$112,136,464	$111,867	$812,903	$312,762	$1,107,954	$199,743,760

As of December 31, 2012	$76,548,467	$87,555,632	$213,155	$568,770	$86,065	$1,223,627	$166,195,716

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

On May 20, 2013, Shisheng signed a non-binding Letter of Intent (the "LOI") to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company, which operates the Airport International Automall, a 26,000 square meter vehicle sales and exhibition center located in the heart of the Tianjin Airport Economic Area adjacent to a number of top 4S shops (auto dealerships) in Tianjin.  The potential acquisition is subject to the completion of a due diligence investigation and valuation, with the final price to be determined by negotiations between Shisheng and the seller.   The Company expects the purchase price to be between $65 million (RMB400 million) and $130 million (RMB800 million).  The Company made a refundable deposit of $16,199,054 (RMB 100,000,000) related to this potential acquisition in June 2013.   If the LOI is terminated, the deposit will be refunded to Shisheng within 3 days of the termination.  As of November 11, 2013, the Company is continuing its due diligence investigation with respect to the potential acquisition.

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

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, customs clearance, storage, national transportation, quotation platform, and information relating to automotive services and products through its websites (www.at188.com and www.at160.com).  Since the first quarter of 2012, we have shifted our business focus from our online advertising segment to other business segments such as sales of automobiles and financing services. We therefore decided to discontinue our portal website www.cali.com.cn during the three months ended September 30, 2013.   The Company also sells imported automobiles, manages an auto mall for customers, and is the only one-stop service provider in Tianjin providing dealer financing to our business customers. The Company purchases automobiles through suppliers who import the automobiles directly from overseas countries, including the United States and countries in the Middle East.  The models of these automobiles are typically not available at authorized dealers in China.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2013, the deferred tax assets amounted to $733,329.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $33.2 million as of September 30, 2013. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2013 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2013, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2013	% of net revenue	Three Months Ended September 30, 2012	% of net revenue	Change in %
Net revenue	$125,489,366	100.00%	$170,456,821	100.00%	(26.38)%
Cost of revenue	123,918,829	98.75%	167,673,580	98.37%	(26.10)%
Gross profit	1,570,537	1.25%	2,783,241	1.63%	(43.57)%
Operating expenses	639,414	0.51%	631,121	0.37%	1.31%
Income from operations	931,123	0.74%	2,152,120	1.26%	(56.73)%
Other expenses	(122,266)	(0.10)%	(39,435)	(0.02)%	210.04%
Income before income taxes and noncontrolling interests	808,857	0.64%	2,112,685	1.24%	(61.71)%
Net income	551,339	0.44%	1,520,792	0.89%	(63.75)%
Net income attributable to shareholders of China Auto Logistics Inc.	$553,275	0.44%	$1,517,549	0.89%	(63.54)%

For the three months ended September 30, 2013, our net revenue decreased 26.38% to $125,489,366, from $170,456,821 for the same period in 2012, and our cost of revenue decreased 26.10% to $123,918,829 from $167,673,580 for the same period in 2012. Our gross profit margin decreased 43.57% to 1.25% for the three months ended September 30, 2013 from 1.63% for the same period in 2012.  As compared to the same period in 2012, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2013 decreased 43.57% to $1,570,537, decreased 56.73% to $931,123, decreased 63.75% to $551,339 and decreased 63.54% to $553,275, respectively, primarily due to a decrease in the volume of our automobile sales, a continuing decrease in the gross profit margin of our automobile sales, and a decrease in our financing services revenue.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2013	% of net revenue	Three Months Ended September 30, 2012	% of net revenue	Change in %
Net revenue	$125,489,366	100.00%	$170,456,821	100.00%	(26.38)%
- Sales of Automobiles	123,468,011	98.39%	168,360,743	98.78%	(26.66)%
- Financing Services	1,470,380	1.17%	1,491,170	0.87%	(1.39)%
- Web-based Advertising Services	128,997	0.10%	208,288	0.12%	(38.07)%
- Automobile Value Added Services	175,735	0.14%	159,115	0.09%	10.45%
- Auto Mall Management Services	246,243	0.20%	237,505	0.14%	3.68%

Sales of Automobiles

Net revenue from sales of automobiles decreased 26.66% to $123,468,011 for the three months ended September 30, 2013 from 168,360,743 for the same period in 2012.  During the three months ended September 30, 2013 and 2012, the Company sold 1,253 automobiles and 2,004 automobiles, respectively, representing a decrease of approximately 37% in volume.  The volume of automobiles sold during the three months ended September 30, 2013 represented a slight increase from the 1,240 automobiles sold during the three months ended June 30, 2013.  After a long decline in the average selling price of our automobiles, the average unit selling price per automobile increased to $99,000 for the three months ended September 30, 2013 from $84,000 for the same period in 2012.  Even though the average selling price rebounded in the three months ended September 30, 2013, our profit margin percentage continued to decline due to strong competition in the automobile industry, especially in major cities.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

The causes of the decrease in sales of automobiles during the three months ended September 30, 2013 as compared to the same period in 2012 are summarized as follows:

1.
Beginning in the three months ended June 30, 2013, the PRC customs department implemented unified standards to complete its inspection process for imported automobiles.  This prolonged our purchasing cycles and caused our available inventories to be insufficient to meet the demands of our customers.   We have been working closely with our suppliers who improved the inventory delivery process during the three months ended September 30, 2013.  As a result, our inventory level gradually increased to a stable level during the three months ended September 30, 2013.

2.
Beginning in March 2013, the PRC motor registration office began strictly enforcing rules requiring imported automobiles that are not purchased through “4S” shops to meet certain specifications in order to obtain registration permits.  As a result, certain alterations to imported automobiles may be needed in order to be in compliance with the PRC regulations.  Due to the additional costs faced by end users (including our customers) for these alterations, and the delays caused by the registration approval process, the demand for our automobiles dropped in the three months ended June 30, 2013, as compared to the same period in 2012.  This trend continued during the three months ended September 30, 2013.  We have provided advice to our customers in terms of the alteration requirements at each province’s motor registration office in order to minimize their alteration costs, which we believe will ease the concerns of some customers.

3.	The PRC economy slowed down during 2013, which has decreased the demand for luxury automobiles.

We have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  In addition, we have experienced higher demand for lower end models of our top selling brands, Toyota, BMW and Mercedes Benz since the first quarter of 2012, and this trend has continued in 2013.  Lower end models of luxury automobiles generate lower gross margins as the consumers have a larger variety of automobiles in the market from which to choose.  There were mixed trends with respect to the average selling prices for our top three selling brands as we started seeing stronger demand for the higher end models of Mercedes Benz and Toyota, which resulted in the increase of their average selling prices during the three months ended September 30, 2013 by 10% and 14%, respectively, as compared to the same period in 2012.   Average selling prices for BMW models declined 11% for the three months ended September 30, 2013 as compared to the same period in 2012.  Total sales for these top three brands accounted for approximately 74% and 87% of our total automobile sales for the three months ended September 30, 2013 and 2012, respectively.  Our gross margin for sales of automobiles decreased from 0.80% for the three months ended September 30, 2012 to 0.21% for the three months ended September 30, 2013.

In order to continue to expand our market share and maintain our leading position in the competitive luxury automobile market, we have continued to offer better prices to our customers compared to our competitors. We have achieved this in part by decreasing our gross margin for automobiles. We believe this approach will prevent our competitors from being able to match our selling prices. We expect our gross margin from sales of automobiles to remain relatively low in the final quarter of 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 33% and 37% of the Company’s sales during the three months ended September 30, 2013 and 2012, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

The Company provides financing services to its business customers using the Company’s bank facility lines of credit (“Financing Services”).  These business customers are typically not customers of other segments.  The Company earns a service fee from its customers for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes.  Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company.   We continue to take advantage of the available credit lines granted by our banks to expand our Financing Services operations through increasing our service types and expanding our customer base.

Net revenue from Financing Services for the three months ended September 30, 2013 decreased 1.39% to $1,470,380 from $1,491,170 for the same period in 2012.  The Company had aggregate credit lines of approximately $139 million (RMB 850,000,000) and had approximately $49.7 million drawn on our lines as of September 30, 2013.  In addition to the facility lines of credit agreements with various banks, the Company had $13.7 million of short term foreign currency borrowings with Agricultural Bank of China as of September 30, 2013. We had approximately $60 million drawn on our $119 million lines of credit as of September 30, 2012.   The gross margin for our Financing Services segment decreased to 52.84% for the three months ended September 30, 2013 from 61.94% for the three months ended September 30, 2012.

Our Financing Services revenue consists of two portions: the interest income and the fee income.  Revenue from the fee income portion of our Financing Services decreased during the three months ended September 30, 2013 as a result of lower fee income generated during the period.  Excluding revenue from the interest income portion of $688,024 and $560,800 in the three months ended September 30, 2013 and 2012, respectively, revenue from the fee income portion decreased 15.9% to $782,356 for the three months ended September 30, 2013 from $930,370 for the same period of 2012.  As discussed above, the overall demand for imported automobiles that are not purchased through “4S” shops has declined since March 2013 due to increased customs standards and the enforcement rules at the motor registration office. Since the majority of our customers in the Financing Services segment are distributors for non-4S imported automobiles, the decrease in such demand has resulted in lower demand for our Financing Services.

Our revenue growth from Financing Services is heavily dependent on overall industry growth and economic market conditions in the PRC.  In mid-June 2013, certain major banks in China experienced some liquidity issues.  In late June 2013, China’s Central Bank announced that it would provide assistance to any banks facing temporary cash shortages.  We have not received any notifications from the banks with which we work with about any changes in the terms of our credit lines, or new requirements in order for us to maintain our credit lines, since the bank liquidity issues have arisen.   A factor that affects our revenue from Financing Services is our relationship with major commercial banks, with whom we have established good credit.  Any decrease of credit limits or expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide Financing Services or affect our purchasing power.  However, we have not experienced any difficulties in accessing credit lines and loan facilities with banks in the past.  Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks.

Our lines of credit are with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, and China ZheShang Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms.  Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines.  As of September 30, 2013, the Company had aggregate credit lines of $139 million (RMB 850,000,000).  Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services.  However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services (“Web-based Advertising Services”).  We currently operate in one single city in Tianjin. In the three months ended September 30, 2013 and 2012, all of our revenue from our websites was generated by subscription fees and advertisements.  Revenues from our Web-based Advertising Services decreased 38.07% from $208,288 for the three months ended September 30, 2012 to $128,997 for the same period of 2013.   Starting in the first quarter of 2012, we shifted the focus of our website operations from generating advertising revenue to providing automotive information to our website visitors.  We have created a platform which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and Financing Services. We are willing to sacrifice our advertising revenue in the near term to create opportunities for increased growth of our other service products.  By offering extensive automotive information and news, we hope to attract more potential customers to our websites.

Automobile Import Value Added Services

Revenue from our Automobile Import Value Added Services (“Value Added Services”) which include services such as assistance with customs clearance, storage and nationwide delivery services increased 10.45%, from $159,115 for the three months ended September 30, 2012 to $175,735 for the three months ended September 30, 2013.

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

Our Auto Mall Management Services revenue for the three months ended September 30, 2013 and 2012 was $246,243 and $237,505, respectively.  This 3.68% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Three Months Ended September 30, 2013	% of net revenue	Three Months Ended September 30, 2012	% of net revenue	Change in %
Net revenue	$125,489,366	100.00%	$170,456,821	100.00%	(26.38)%

Cost of revenue	123,918,829	98.75%	167,673,580	98.37%	(26.10)%

Our cost of revenue consists primarily of the cost of automobiles imported from foreign automobile manufacturers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services and Auto Mall Management Services.  Our cost of revenue decreased 26.10%, from $167,673,580 for the three months ended September 30, 2012 to $123,918,829 for the three months ended September 30, 2013. The decrease was primarily due to the decrease in the number of automobiles sold in the period.  Our cost of revenue percentage increased as the average gross margin of our automobile sales continued to decline as a result of stiff competition in the imported luxury automobile market throughout the first nine months of 2013.  Sales of automobiles accounted for 98.39% of our total revenue for the three months ended September 30, 2013 as compared to 98.78% for the three months ended September 30, 2012.  Automobile sales traditionally generate high revenues but low gross margins. Any decline in the gross margin of our automobile sales will have a severe negative effect on our overall gross margin.  Our cost of revenue related to sales of automobiles decreased to $123,918,829 for the three months ended September 30, 2013 from $167,673,580 for the same period of 2012, a decrease of $43,754,751 or 26.10%, which was lower than the decrease of revenue related to automobile sales of 26.66%.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended September 30, 2013	% of total	Three Months Ended September 30, 2012	% of total	Change in %
Operating Expenses
- Selling and Marketing	$159,492	24.94%	$287,372	45.53%	(44.50)%
- General and Administrative	479,922	75.06%	343,749	54.47%	39.61%
Total	$639,414	100.00%	$631,121	100.00%	1.31%

During the three months ended September 30, 2013, our total operating expenses increased 1.31% to $639,414 from $631,121 for the same period in 2012.  This increase was primarily a result of a 39.61% increase in general and administrative expenses to $479,922 for the three months ended September 30, 2013 from $343,749 for the same period in 2012, which was partially offset by a 44.5% decrease in selling and marketing expenses to $159,492 for the three months ended September 30, 2013 from $287,372 for the same period in 2012.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in
	2013	2012	%
Primary selling and marketing expenses
- Payroll	$32,819	$26,539	23.66%
- Staff-related costs	15,110	16,259	(7.07)%
- Office expenses	3,143	14,789	(78.75)%
- Advertising and promotion	20,134	7,532	167.31%
- Entertainment	13,551	18,020	(24.80)%
- Rent	27,622	56,250	(50.89)%

Payroll expenses increased by 23.66% during the three months ended September 30, 2013 primarily due to an increased headcount in the operations department, and an increase in salaries due to an increase in the cost of living.  We incurred severance expenses during the three months ended September 30, 2012 as a result of the termination of the Goodcar division employees which caused our staff-related costs to be higher than normal.  Therefore our staff-related costs decreased 7.07% while our payroll expenses increased 23.66% during the three months ended September 30, 2013.  Office expenses decreased 78.75% as a result of the substantial discontinuation of the Goodcar division in 2012.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 24.8% for the three months ended September 30, 2013.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the termination of our exhibition space lease in November 2012.  We leased smaller exhibition spaces in the Auto Mall for which we paid less rent during the three months ended September 30, 2013.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30,		Change in
	2013	2012	%
Primary general and administrative expenses
- Payroll	$71,505	$69,059	3.54%
- Staff- related costs	20,429	20,043	1.93%
- Entertainment	46,807	16,443	184.66%
- Depreciation	26,665	32,965	(19.11)%
- Legal and professional fees	120,459	120,014	0.37%

Payroll expenses increased 3.54% during the three months ended September 30, 2013 primarily due to overall payroll appreciation to keep up with an increase in the cost of living.  Staff-related costs increased 1.93% during the three months ended September 30, 2013 which was in proportion to the increase of our payroll expenses.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses decreased 19.11% as substantially all of Goodcar’s assets were disposed of in 2012 as a result of the termination of its operations.  Legal and professional fees increased slightly by 0.37% for the three months ended September 30, 2013 which was consistent with our costs incurred in the same period of 2012.

Income from Operations

Income from operations decreased 56.73% for the three months ended September 30, 2013 to $931,123 from $2,152,120 in the same period of 2012.  Our gross profit decreased 43.57% to $1,570,537 for the three months ended September 30, 2013 from $2,783,241 for the same period of 2012.   The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which generated higher profit margins compared to the sales of automobiles, declined to approximately $1.78 million during the three months ended September 30, 2013 as compared to approximately $1.9 million in the same period of 2012, due to the decline in revenues in the Financing Services and Web-based Advertising Services segments.  Our operating income for these three segments decreased to an aggregate amount of $796,000 for the three months ended September 30, 2013 from $1 million for the three months ended September 30, 2012.  The top performing segment continued to be Financing Services, which has been the focus of our expansion since 2012, and which contributed approximately $579,000 to our income from operations for the three months ended September 30, 2013 compared to approximately $771,000 for the three months ended September 30, 2012.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company to banks with respect to its borrowings of short-term loans.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2013	% of net revenue	Nine Months Ended September 30, 2012	% of net revenue	Change in %
Net revenue	$343,370,742	100.00%	$427,950,375	100.00%	(19.76)%
Cost of revenue	337,757,403	98.37%	418,587,823	97.81%	(19.31)%
Gross profit	5,613,339	1.63%	9,362,552	2.19%	(40.04)%
Operating expenses	1,954,955	0.56%	2,299,306	0.54%	(14.98)%
Income from operations	3,658,384	1.07%	7,063,246	1.65%	(48.21)%
Other expenses	(285,065)	(0.09)%	(309,595)	(0.07)%	(7.92)%
Income before income taxes and noncontrolling interests	3,373,319	0.98%	6,753,651	1.58%	(50.05)%
Net income	2,359,153	0.69%	4,762,085	1.11%	(50.46)%
Net income attributable to shareholders of China Auto Logistics Inc.	$2,361,094	0.69%	$4,748,487	1.11%	(50.28)%

For the nine months ended September 30, 2013, our net revenue decreased 19.76% to $343,370,742, from $427,950,375 for the same period in 2012, and our cost of revenue decreased 19.31% to $337,757,403 from $418,587,823 for the same period in 2012. Our gross profit margin decreased 40.04% to 1.63% for the nine months ended September 30, 2013 from 2.19% for the same period in 2012.  As compared to the same period in 2012, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2013 decreased 40.04% to $5,613,339, decreased 48.21% to $3,658,384, decreased 50.46% to $2,359,153 and decreased 50.28% to $2,361,094, respectively, due to a decrease in revenue from our Web-based Advertising Services, and Value Added Services segments, and a continuing decrease in the gross profit margin of our sales of automobiles which was partially offset by an increase in the profits generated by our Financing Services. As a result, our gross profit margin of 1.63% for the nine months ended September 30, 2013 was lower than 1.90% for the full year of 2012.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2013	% of net revenue	Nine Months Ended September 30, 2012	% of net revenue	Change in %
Net revenue	$343,370,742	100.00%	$427,950,375	100.00%	(19.76)%
- Sales of Automobiles	336,335,579	97.96%	419,902,047	98.13%	(19.90)%
- Financing Services	5,179,949	1.51%	5,529,152	1.29%	(6.32)%
- Web-based Advertising Services	461,463	0.13%	695,495	0.16%	(33.65)%
- Automobile Value Added Services	667,882	0.19%	1,117,843	0.26%	(40.25)%
- Auto Mall Management Services	725,869	0.21%	705,838	0.16%	2.84%

Sales of Automobiles

Net revenue from sales of automobiles decreased 19.90% to $336,335,579 for the nine months ended September 30, 2013 from $419,902,047 for the same period in 2012.  During the nine months ended September 30, 2013 and 2012, the Company sold 3,749 automobiles and 4,808 automobiles, respectively, representing a decrease of approximately 22.03% in volume.  The average unit selling price per automobile decreased 6.89% to $81,000 for the nine months ended September 30, 2013 from $87,000 for the nine months ended September 30, 2102.

We have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status. In addition, we have experienced higher demand for lower end models for our top selling brands, Toyota, BMW and Mercedes Benz, since the first quarter of 2012, and this trend has continued in 2013.  Lower end models of luxury automobiles generate lower gross margins as the consumers have a larger variety of automobiles in the market from which to choose.  There were mixed trends with respect to the average selling prices of our top three selling brands in the first nine months of 2013, as we started seeing stronger demand for the higher end models of Mercedes Benz, which resulted in an increase of its average selling price of 5% during the period compared to the same period in 2012.  However, average selling prices for Toyota and BMW declined 15% and 10% respectively for the nine months ended September 30, 2013 as compared to the same period in 2012.  Total sales for these top three brands accounted for approximately 86% and 82% of our total automobile sales for the nine months ended September 30, 2013 and 2012, respectively.  Our gross margin for sales of automobiles decreased from 1.07% for the nine months ended September 30, 2012 to 0.17% for the nine months ended September 30, 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 31% and 32% of the Company’s sales during the nine months ended September 30, 2013 and 2012, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services for the nine months ended September 30, 2013 decreased 6.3% to $5,179,949 from $5,529,152 for the same period in 2012.  Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks.  In June and July 2012, the China benchmark interest rate decreased by a total of 50 basis points.  We also obtained lower rates offered from certain banks on draws on our credit lines.  Our Financing Services revenue consists of two portions: the interest income and fee income. The revenue from the fee income portion of our Financing Services increased during the nine months ended September 30, 2013 as a result of the lower interest rates charged by our banks during the period.  The ratio of the revenue from our interest income portion to our net Financing Services revenue was lower during the nine months ended September 30, 2013 due to the effects of the lower average interest rates during the nine months ended September 30, 2013 as compared to those during the same period of 2012.  Excluding revenue from the interest income portion of $1,930,185 and $2,677,709 in the nine months ended September 30, 2013 and 2012, respectively, the revenue from the fee income portion of our Financing Services increased 13.97% to $3,249,764 for the nine months ended September 30, 2013 from $2,851,443 for the same period of 2012. The gross margin for our Financing Services segment increased to 62.42% for the nine months ended September 30, 2013 from 51.24% for the nine months ended September 30, 2012.  Even though the growth of our Financing Services was impacted by the unified standards imposed by custom department and the enforcement rules at the motor registration office, the slight increase in income from operations for the nine-month period of 2013 demonstrated the continued moderate growth of our Financing Services segment.

Web-based Advertising Services

Our Web-Based Advertising Services revenue decreased 33.65% from $695,495 for the nine months ended September 30, 2012 to $461,463 for the same period of 2013.   Starting in the first quarter of 2012, we shifted the focus of our website operations from generating advertising revenue to providing automotive information to our website visitors.  We have created a platform which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and financing services.  By offering extensive automotive information and news, we hope to attract more potential customers to our websites.

Automobile Import Value Added Services

Our Value Added Services revenue decreased 40.25%, from $1,117,843 for the nine months ended September 30, 2012 to $667,882 for the nine months ended September 30, 2013.

Auto Mall Management Services

Our Auto Mall Management Services revenue for the nine months ended September 30, 2013 and 2012 was $725,869 and $705,838, respectively.  This 2.84% increase was due solely to exchange rate differences between the two periods; the fee received by the Company was the same for both periods.

Cost of Revenue

	Nine Months Ended September 30, 2013	% of net revenue	Nine Months Ended September 30, 2012	% of net revenue	Change in %
Net revenue	$343,370,742	100.00%	$427,950,375	100.00%	(19.76)%

Cost of revenue	337,757,403	98.37%	418,587,823	97.81%	(19.31)%

Our cost of revenue decreased 19.31%, from $418,587,823 for the nine months ended September 30, 2012 to $337,757,403 for the nine months ended September 30, 2013. The decrease was primarily due to the decrease in the number of automobiles sold in the period.  Our cost of revenue percentage increased as the average gross margin for automobile sales continued to decline as a result of stiff competition in the imported luxury automobile market throughout the first three quarters of 2013.  Sales of automobiles accounted for 97.96% of our total revenue for the nine months ended September 30, 2013 as compared to 98.13% for the nine months ended September 30, 2012.  Automobile sales traditionally generate high revenues but low gross margins. Any decline in the gross margin of our automobile sales will have a severe negative effect on our overall gross margin. Our cost of revenue related to sales of automobiles decreased to $335,752,844 for the nine months ended September 30, 2013 from $415,394,104 for the same period of 2012, a decrease of $79,641,260 or 19.17%, which was lower than the decrease of revenue related to automobile sales of 19.90%.

Operating Expenses

	Nine Months Ended September 30, 2013	% of total	Nine Months Ended September 30, 2012	% of total	Change in %
Operating Expenses
- Selling and Marketing	$522,334	26.72%	$715,762	31.13%	(27.02)%
- General and Administrative	1,432,621	73.28%	1,583,544	68.87%	(9.53)%
Total	$1,954,955	100.00%	$2,299,306	100.00%	(14.98)%

During the nine months ended September 30, 2013, our total operating expenses decreased 14.98% to $1,954,955 from $2,299,306 for the same period in 2012.  This decrease was a combination of a 27.02% decrease in selling and marketing expenses to $522,334 for the nine months ended September 30, 2013 from $715,762 for the same period in 2012, and a 9.53% decrease in general and administrative expenses to $1,432,621 for the nine months ended September 30, 2013 from $1,583,544 for the same period in 2012.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in
	2013	2012	%
Primary selling and marketing expenses
- Payroll	$99,683	$104,561	(4.67)%
- Staff-related costs	46,139	68,324	(32.47)%
- Office expenses	24,770	41,246	(39.95)%
- Advertising and promotion	28,219	13,638	106.91)%
- Entertainment	48,998	54,602	(10.26)%
- Rent	90,488	191,955	(52.86)%

Payroll expenses decreased by 4.67% during the nine months ended September 30, 2013. This was a result of the substantial discontinuation of the operations of Goodcar in 2012, which was partially offset by a payroll increase to adjust for an increase in the cost of living.   Staff-related costs decreased 32.47% during the nine months ended September 30, 2013.  We incurred severance paid to our terminated employees at Goodcar during the nine months ended September 30, 2012 and we did not incur such costs during the nine months ended September 30, 2013.  Office expenses decreased 39.95% as a result of the termination of the Goodcar division workforce in 2012.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 10.26% for the nine months ended September 30, 2013.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the termination of our exhibition space lease in November 2012.  We leased smaller exhibition spaces in the Auto Mall for which we paid less rent during the nine months ended September 30, 2013.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30,		Change in
	2013	2012	%
Primary general and administrative expenses
- Payroll	$214,862	$276,433	(22.27)%
- Staff related costs	61,444	135,311	(54.59)%
- Entertainment	86,003	68,290	25.94%
- Depreciation	82,988	112,284	(26.09)%
- Legal and professional fees	462,639	689,971	(32.95)%

Payroll expenses decreased 22.27% during the nine months ended September 30, 2013 as substantially all of Goodcar’s administrative employees were terminated in 2012.  Staff-related costs decreased 54.59% during the nine months ended September 30, 2013.  We incurred severance paid to our terminated employees at Goodcar during the nine months ended September 30, 2012 and we did not incur such costs during the nine months ended September 30, 2013.  Entertainment expenses increased by 25.94% for the nine months ended September 30, 2013.  The entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expense decreased 26.09% as substantially all of Goodcar’s assets were disposed of in 2012 as a result of the cessation of its operations.  Legal and professional fees decreased 32.95% for the nine months ended September 30, 2013 primarily due to our efforts to better control the costs of our legal, accounting, auditing and internal control services.

Income from Operations

Income from operations decreased 48.21% for the nine months ended September 30, 2013 to $3,658,384 from $7,063,246 in the same period of 2012.  Our gross profit decreased 40.04% to $5,613,339 for the nine months ended September 30, 2013 from $9,362,552, for the same period of 2012.  The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which generated higher profit margins compared to the sales of automobiles, declined to approximately $6.31 million during the nine months ended September 30, 2013, as compared to approximately $7.34 million in the same period of 2012, due to the declines of revenues in each of the three segments.  Our operating income for these three segments decreased to an aggregate amount of $3.37 million for the nine months ended September 30, 2013 from $3.49 million for the nine months ended September 30, 2012.  The top performing segment continued to be Financing Services, which has been the focus of our expansion since 2012, and which contributed approximately $2.53 million to our income from operating for the nine months ended September 30, 2013 compared to approximately $2.39 million for the nine months ended September 30, 2012.

Other Income and Expenses

Other income and expenses consist primarily of interest income and interest expense.  The Company’s interest income is generated by interest earned through bank deposits while interest expense is amount paid by the Company to banks with respect to its borrowings of short-term loans.

Inflation

We believe that inflation has had a negligible effect on operations for the nine month period ended September 30, 2013.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

We believe that the level of financial resources is a significant factor for our future development, and accordingly, we may determine from time to time to raise capital through private debt or equity financings to strengthen the Company’s financial position, to expand our facilities and to provide the Company with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to the Company.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$11,216,153	$(25,330,815)
Net cash used in investing activities	(16,136,033)	(1,958)
Net cash provided by financing activities	1,897,983	22,978,954
Effect on exchange rate change on cash	106,696	391
Cash and cash equivalents at beginning of period	8,888,749	8,184,793
Cash and cash equivalents at end of period	5,973,548	5,831,365

Operating Activities

During the nine months ended September 30, 2013, we had net cash provided by operating activities of $11,216,153, as compared to net cash used in operating activities of $25,330,815 in the same period of 2012.   Net cash provided by operating activities during the nine months ended September 30, 2013 primarily consisted of net income of $2,359,153, a decrease in inventories of $4,516,046 due to delays of suppliers delivering inventories, an increase in lines of credit related to financing services of $10,386,661 due to a strong financing services business, and an increase in customer deposits of $14,354,058 due to an increasd waiting time for automobiles.  The net amount for cash provided by operating activities was partially offset by an increase in restricted cash of $12,735,438 due to more lines of credit related to Financing Services which required restricted cash, and an increase in receivables related to financing services of $9,571,239 due to an expansion of our Financing Services business.

Net cash used in operating activities during the nine months ended September 30, 2012 primarily consisted of an increase of restricted cash of $10,342,558, an increase in notes receivable of $13,153,761, an increase in inventories of $9,355,312, an increase in advances to suppliers of $13,213,116, a decrease in lines of credit related to financing services of $27,188,268, and a decrease in customer deposits of $3,277,890.  The net amount of cash used in operating activities was partially offset by net income of $4,762,085, a decrease in receivables related to financing services of $28,805,018, and an increase in notes payable to suppliers of $19,044,809.

Investing Activities

In May 2013, Shisheng signed a non-binding Letter of Intent to acquire Tianjin Zhonghe Automobile Sales and Service Limited Company, which operates the Airport International Automall.  The Company made a refundable deposit of $16,122,531 (RMB 100 million) related to this potential acquisition in June 2013.  As of November 11, 2013, the Company is continuing its due diligence investigation with respect to the potential acquisition.

We had net purchases of property and equipment in the amount of $13,502 and $1,958, respectively, during the nine months ended September 30, 2013 and 2012.

Financing Activities

During the nine months ended September 30, 2013, net cash provided by financing activities was $1,897,983, as compared to $22,978,954 in the same period in 2012.  We entered into an overdraft agreement with a bank which allowed us to draw $2,395,570 during the nine months ended September 30, 2013.  The net cash used in financing activities also included net repayments of short-term loans from banks in the amount of $639,726.  Restricted cash required for the short term borrowings decreased by $136,027 during the nine months ended September 30, 2013.  In addition, we received non interest-bearing short-term advances from Ms. Cheng Weihong, our Director and Senior Vice President, in the amount of $502,201 and repaid $496,089 during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, net cash provided by financing activities represented net proceeds from short-term loans from the banks in the amount of $22,490,077.  We received non interest bearing short-term advances from Ms. Cheng Weihong, our Director and Senior Vice President, in the amount of $699,086 and repaid $210,209 during the nine months ended September 30, 2012.

Our total cash and cash equivalents increased to $5,973,548 as of September 30, 2013, as compared to $5,831,365 as of September 30, 2012.

Working Capital

As of September 30, 2013, the Company had working capital of $46,789,725 compared to working capital of $59,162,436 as of December 31, 2012.

We aim to continue to improve the level of working capital through increased revenue and efficiently controlling costs.  The Company has adopted measures to lower holding costs of inventories and to develop and maintain good relationships with banks for favorable financing terms.

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

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended September 30, 2013.

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

Date:  November 14, 2013

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