Form 10-K
period 2013-12-31
China Auto Logistics Inc
filed 2014-04-10
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,790,899 based on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2014
Common Stock, $.001 par value per share	4,034,394 shares

PART I

ITEM 1.	BUSINESS.

Introduction

On November 10, 2008 (the “Closing”), China Auto Logistics Inc. (formerly known as Fresh Ideas Media, Inc.) (“USCo” or the “Company”)) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Auspicious International Limited, a Hong Kong company (“HKCo”) and Bright Praise Enterprises Limited, a British Virgin Islands company and the sole shareholder of HKCo (the “Stockholder”), pursuant to which USCo acquired all of the issued and outstanding capital stock of HKCo, an inactive holding company, from the Stockholder in exchange for 1,950,000 (pre reverse split of 11,700,000) newly-issued shares of USCo’s common stock, representing approximately 64.64% of USCo’s issued and outstanding common stock (the “Exchange”). The closing of the Exchange Agreement occurred on the same day, immediately following the cancellation of an aggregate of 189,167 (pre reverse split of 1,135,000) shares of USCo’s common stock held by Phillip E. Ray and Ruth Daily, USCo’s principal stockholders immediately prior to the Closing, which was a condition of the Closing. As a result of the Exchange, HKCo became USCo’s wholly owned subsidiary. USCo’s primary business operations are those of HKCo. Shortly after the closing, USCo changed its name to China Auto Logistics Inc. (the “Company”).

On November 1, 2010, the Company acquired all of the outstanding shares of Chongqing Qizhong Technology Development Co., Ltd for $4.47 million which consisted of $1.01 million in cash, net of cash acquired and the issuance of 177,238 (pre reverse split of 1,063,427) shares of common stock valued at $3.46 million.  During 2012, the Company deregistered the wholly owned subsidiaries of Qizhong, including Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.  All of these subsidiaries’ operations have been assumed by their parent company, Qizhong.  The Company disposed of a majority of the assets of these subsidiaries and transferred the remaining net assets to our other subsidiaries.  During 2013, the Company deregistered Qizhong and completely discontinued its operations.

As discussed in greater detail below in “History and Organizational Structure,” in November 2013 the Company acquired Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), which owns and operates a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area (the “Airport International Auto Mall”). Upon completion of the acquisition of Zhonghe, the Company entered into a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin”) with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) to operate a used car business at the Airport International Auto Mall.

The following is disclosure regarding the Company, its wholly owned and majority owned operating subsidiaries, including Tianjin Binhai Shisheng Trading Group Co., Ltd., (“Shisheng”) Tianjin Hengjia Port Logistics Corp. (“Hengjia”), Tianjin Ganghui Information Technology Corp. (“Ganghui”), Tianjin Zhengji International Trading Corp. (“Zhengji”) and Zhonghe.

During 2012 and 2013, the Company deregistered Chongqing Qizhong Technology Co., Ltd. (“Qizhong”), Beijing Goodcar Technology Development Co., Ltd. (“Beijing Goodcar”), Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”), Wuhan Youlu Network Technology Co., Ltd. (“Wuhan Youlu”), Chengdu Haoche Technology Development Co., Ltd (“Chengdu Haoche”), Tianjin Goodcar Technology Development Co., Ltd. (“Tianjin Goodcar”) and Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”), and discontinued their operations.

Each of these subsidiaries is formed under the laws of the People’s Republic of China (the “PRC” or “China”) and conducts business in the PRC.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, Ganghui, Zhengji, Zhonghe, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi, except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this report or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section, are to the consolidated business of Shisheng, Hengjia, Ganghui, Zhengji, Zhonghe, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers. Shisheng, together with its majority owned subsidiaries Zhengji, Hengjia and Zhonghe, sells imported automobiles (“Sales of Automobiles”), which consisted of approximately 98% of our revenue generated in the last full fiscal year. Additionally, Shisheng provides customized services such as financing services (“Financing Services”), airport auto mall automotive services (“Airport Auto Mall Automotive Services”), and management services to auto mall operators (“Auto Mall Management Services”); provides, through its majority owned subsidiaries Hengjia and Ganghui, customs clearance, storage, nationwide delivery services, provision of information and discounted services relating to automobiles (“Automobile Value Added Services”) to imported automobile distributors and agents as well as individual customers in China; operates, through its majority owned subsidiaries Ganghui and Hengjia, two websites which provide subscribers with up to date sales and trading information for imported and domestically manufactured automobiles and information about automobiles and auto-related products and service (“Web-based Advertising Services”); and, through its wholly owned subsidiary Zhonghe, provides a used car business and other automotive services at the Airport International Auto Mall.  Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

We are currently the only one-stop service provider in Tianjin for Financing Services and Automobile Value Added Services. We also offer two websites: (a) www.at160.com (formerly www.1365car.com), which provides quotes and other information on domestically manufactured automobiles in Tianjin and (b) www.at188.com, which provides information on imported automobiles for the industry and individuals and boasts a fee-based membership of more than 90% of the automobile dealers and agents in Tianjin.

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

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong for a net purchase price of $4.47 million, net of acquired cash, and completed the acquisition simultaneously. Qizhong, together with its wholly owned subsidiaries, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar, Kaizhi, (collectively, “Goodcar”) engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobile, including discounted gas, car washes, and body-shop repair and car maintenance.

During 2012 and 2013, the Company deregistered Chongqing Qizhong Technology Co., Ltd. (“Qizhong”), Beijing Goodcar Technology Development Co., Ltd. (“Beijing Goodcar”), Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”), Wuhan Youlu Network Technology Co., Ltd. (“Wuhan Youlu”), Chengdu Haoche Technology Development Co., Ltd (“Chengdu Haoche”), Tianjin Goodcar Technology Development Co., Ltd. (“Tianjin Goodcar”) and Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”), and discontinued their operations.

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China, with respect to the establishment of Car King Tianjin, a joint venture that will own and operate a used car business. The establishment of the joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns the Airport International Auto Mall, where the used car business will be operated.   Upon the acquisition of Zhonghe on November 30, 2013, the joint venture was established in accordance with the terms of the Cooperation Framework Agreement.  Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling RMB 8,000,000 and RMB 12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB 20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB 4,000,000 to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong (Tianjin) International Development Ltd. Co. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement.  Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng.  Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

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

China experienced significant economic growth and overtook the US as the world’s largest automobile market in 2011, despite challenging global economic conditions that have had a significant negative impact on the global automobile industry.  According to data issued by the China Association of Automobile Manufacturers, China’s automobile sales volumes for passenger cars were 17.9 million units in 2013, representing a growth of 15.8% over 2012. Passenger cars include sedans, multipurpose vehicles and sport-utility vehicles.  Foreign brands (including both imported and domestically manufactured automobiles) continued to show growth in 2013 with a growth rate of 18.99% over 2012.  China’s foreign brand passenger automobile sales volume reached 10.7 million units in 2013.

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

●
We have a unique business model that combines Sales of Automobiles, Financing Services, Automobile Value Added Services, an Internet-based information platform, Airport Auto Mall Automotive Service, and Auto Mall Management Services, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles in the PRC.  On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed.   As a result, the Company can better allocate our resources to manage our other segments including the Airport Auto Mall Automotive Services segment that the Company has recently entered into following the acquisition of the Airport International Auto Mall and the creation of Car King Tianjin.

●	We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.

●
We maintain close relationships with many major commercial banks in the PRC, including Agricultural Bank of China, China Construction Bank, Pudong Development Bank, China Merchants Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank and China Minsheng Bank, which give us a competitive advantage over our competitors in providing Financing Services. As of April 7, 2014, the Company had aggregate credit lines of $159 million (RMB970 million) with its banks.

●	Our key personnel each have more than ten years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

●
Create New Services. Through the acquisition of Zhonghe and the establishment of Car King Tianjin in November 2013, we will enter into the used car sales market in 2014.  We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long-term growth.  We are also considering expanding into the retail automobile sales market, which may generate higher overall gross margins than our current service offerings, by selling imported automobiles out of the Airport International Auto Mall.

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

Our Business Lines and Products

Sale of Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng, Hengjia, Zhengji and Zhonghe. We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC. We sell our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, free traders or wholesalers located in inland China or non-port cities and individual customers. We have the core competencies within our network to sell all makes and models of imported vehicles. Our sales network penetrates to agents and dealers in more than 100 cities. We have close working relationships with some of the largest automobile dealers in China.

Our revenues from the sale of imported automobiles and related activities were $209.8 million for fiscal year 2009 (97.52% of all revenues), $248.0 million for fiscal year 2010 (96.03% of all revenues), $439.0 million for fiscal year 2011 (97.08% of all revenues), $581.2 million for fiscal year 2012 (98.30% of all revenues), and $450,143,413 for the fiscal year 2013 (98.03%) representing a 22.56% decrease from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services. Our competitive advantage comes from relationships with major Chinese commercial banks, including Agricultural Bank of China, Pudong Development Bank, China Merchants Bank and China Zheshang Bank.  As of April 7, 2014, the Company had aggregate credit lines of $159 million (RMB970 million). We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

The Company provides Financing Services to its customers using its facility lines of credit with its banks. The Company earns a service fee for drawing its facility lines related to customers’ purchases of automobiles and payment of import taxes. The customers bear all the interest and fees charged by the banks and prepay such amounts upon the execution of their service contracts with the Company. The customers are also required to make a deposit in the range of 10% to 15% of the purchase price of the automobile with the Company. The banks are granted a security interest in automobiles until the borrowings are fully paid.

Our revenues from Financing Services were $1,217,727 for fiscal year 2009 (0.57% of all revenues), $2,332,013 for fiscal year 2010 (0.90% of total revenues), $4,102,254 for fiscal year 2011 (0.91% of total revenues), $7,085,357 for fiscal year 2012 (1.20% of total revenues) and $6,893,985 for fiscal year 2013 (1.50% of total revenues) representing a decrease of 2.70% from the prior fiscal year.

Automobile Value Added Services

In addition to a shortage of working capital, all automobile dealers in China, whether they are authorized agents or general dealers, contend with cumbersome procedures related to the import business. The imported automobile service industry has developed to address these barriers by providing customs clearance and storage and delivery services for dealers and agents. These service providers are located in the port cities of Dalin, Tianjin, Shanghai and Guangzhou. Our efficient customs clearance service allows us to complete all vehicle import-related procedures in just three to five days. Once vehicles are cleared through customs, we offer a value-added delivery service to inland China (by air, by sea or by truck).

Our revenues from Automobile Value Added Services were $667,565 for fiscal year 2009 (0.31% of all revenues), $1,159,340 for fiscal year 2010 (0.45% of total revenues) and $1,951,056 for fiscal year 2011 (0.43% of all revenues), $1,178,274 for fiscal year 2012 (0.20% of all revenues) and $740,338 for fiscal year 2013 (0.16% of total revenues) representing a decrease of 37.17% from the prior fiscal year.

Web-based Advertising Services

We have experienced strong competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we began to shift our focus of our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform which allows our customers and potential customers to have access to our products including Automobile Sales, Automobile Value Added Services, and Financing Services. Through offering extensive automotive information and news, we hope to attract more potential customers to visit our websites. We believe our business strategy of using our websites as a platform to expand our reach to our customers and potential customers will benefit us in the long term.

www.cali.com.cn - China Auto Living Internet Portal

www.cali.com.cn integrated the Company’s websites to provide a single portal serving a broad spectrum of China’s “auto living” public with information about auto and auto-related products and services. We operated this site in Tianjin.  In response to intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we discontinued operating this website during 2013.

www.at188.com - Imported Automobiles

With the continuous development of network technology and the growing popularization of the Internet, value-added Internet-based businesses are experiencing rapid growth in China. Accompanying the growth of the automobile markets in China, there is a strong demand for timely information regarding demand changes, market status and competitors’ quotations. www.at188.com was established by the Company in August 2000 to provide subscribers easily accessible and accurate sales and trading information about imported automobiles. In addition to imported automobile sales and trading and new model information, www.at188.com also provides parts and components information. After years of development and operation, www.at188.com has linked automobile wholesalers and retailers in China and also cooperates with major media outlets such as newspapers and television and radio stations in major cities in China.

www.at188.com charges subscribers an annual membership fee and generates revenue from on-line advertisements and web-based listing services, in addition to subscription revenues.

www.at160.com (formerly www.1365car.tj.cn) - Domestic Automobiles

To provide real-time price comparison and sales and trading information directly to the domestic automobile market, we launched the website www.at160.com, formerly www.1365car.tj.cn, in 2005. This website is a platform that connects manufacturers, regional distributors and end users of domestically manufactured cars, providing them with a compelling source of information about domestic vehicles and serving as a timelier alternative to traditional magazines and television. www.at160.com currently provides real-time price comparison and sales and trading information in the PRC markets with respect to domestically manufactured automobiles.

www.at160.com targets customers interested in purchasing vehicles, and it generates revenues from subscriptions and advertisements. Most domestic automobile purchases are made from “4S” shops which offer sales, service, spare parts and survey. In addition to providing customers with online information directly through the website, the Company is considering offering value-added services including automobile insurance, automobile financing, after-sale service and used car quotations.

Since 2012, due to our revised business plan focusing  on imported automobiles and related services, we gradually moved away from promoting this website which provides information on the domestic automobile market.  As a result, revenue generated from this website declined substantially starting in 2012, which decline has continued in 2013.

Our revenues from our websites were $3,459,098 for fiscal year 2009 (1.61% of all revenues), $5,962,493 for fiscal year 2010 (2.31% of total revenues), $6,192,644 for fiscal year 2011 (1.37% of all revenues), $819,344 for fiscal year 2012 (0.14% of all revenues) and $471,277 for fiscal year 2013 (0.10% of all revenues) representing a decrease of 42.48% from the prior fiscal year.

Airport Auto Mall Automotive Services

As a result of our acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, we intend to operate two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall facility. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility.  We are currently finalizing our operation plans to determine the best and most profitable uses for this facility, and we expect this facility will not be fully operational until the second half of 2014.  Because we are still in the initial stages of operations, and have had only one month of operations since the acquisition, our revenues from Airport Auto Mall Automotive Services were $15,788 (0.00% of all revenues) for the fiscal year 2013.

Auto Mall Management Services

We entered a management service agreement in March 2010 to manage (“Auto Mall Management Services”) the Tianjin FTZ International Automobile Exhibition and Sales Center (the “International Auto Mall”) for a 1-year term. In March 2011, 2012 and 2013, the management services agreement was renewed for an additional one-year period.   On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014.  We plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments.

Our revenues from Auto Mall Management Services were $800,050 for fiscal year 2010 (0.31% of total revenues), $945,277 for fiscal year 2011 (0.21% of all revenues), $939,760 for fiscal year 2012 (0.16% of all revenues) and $970,255 for fiscal year 2013 (0.21% of all revenues), representing an increase of 3.24% from the prior fiscal year.

Products Under Development

The further development of our websites may be an attractive means for us to develop our business due to the relatively low cost of operation, the global reach of the medium, and the security enhancements that have been and will be put in place. The business model could be expanded to combine Internet commerce and traditional sales. The success of the Internet business can help us build brand name recognition and awareness in the automobile sales and trading industry and increase our automobile sales volume.

We operate our domestic automobile website in the city of Tianjin.  In response to the intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we are currently reviewing our website portals’ future geographical coverage in China.

In the coming years, we will continue to shift the business focus of the Company from a traditional automobile trader to a more diversified automotive service provider.  Through the acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, we intend to offer additional automotive related services to strengthen and further diversify our revenue stream.  We plan to dedicate a substantial portion of this facility to the operation of a used car business.  The remaining portion of the facility will be leased out.  We are also considering directly targeting retail customers by selling imported automobiles out of this facility.

Although we expect sales of imported automobile to continue to represent a considerable percentage of our revenues, we expect the percentage of our net profit generated from imported automobile sales to be low. While we intend to maintain our position as one of the leading imported automobile traders in Tianjin, we do not anticipate that revenues generated by automobile sales will maintain the same growth rate as in the past, though we do expect the percentage of our net profits generated from Financing Services and Automobile Value Added Services to increase.

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign international manufacturers. We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers.  Sales to the Company’s top five customers, each of which is a car dealer, accounted for 35.8% and 39.0% of the Company’s net revenues during 2013 and 2012, respectively.  Purchases from the Company’s top five suppliers accounted for 36.8% and 34.2% of the Company’s total net purchases during 2013 and 2012, respectively.

The following table sets out our major customers who individually accounted for over 10% of our total net sales for the years ended December 31, 2013 and 2012.

	As a Percentage of Our Total Net Revenues
	Fiscal Year Ended December 31,
	2013		2012
Tianjin Binhai International Automobile Mall Co., Ltd.	**	%	16.19%
Nanjing Guang Xin Shun Industrial Co., Ltd. and affiliate	15.00%		**	%

**  Accounted for less than 10% of our total net revenues.

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases for the  years ended December 31, 2013 and 2012.

	As a Percentage of Our Total Net Purchases
	Fiscal Year Ended December 31,
	2013	2012
Tianjin Tian Ming Automobile Trading Co., Ltd.	15.61%	10.70%

Some of our clients are both our customers and suppliers. None of the activities transacted between the Company and clients who are both customers and suppliers involved any commitments between the parties to repurchase the identical automobiles. We maintain close working relationships with our top customers and suppliers although we also continue to diversify our customers and suppliers. We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operations.

Intellectual Property

Our websites, www.at188.com and www.at160.com, have registered domain names expiring in June 2014 and July 2019, respectively. These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business. We are currently contemplating expansion into additional cities through websites that will expand our geographical coverage and improve our brand recognition nationwide.

Competition and Pricing

Tianjin is a major entry port in China. Many of the vehicles imported into Tianjin are imported by general dealers such as Toyota, Honda, Nissan, Ford, BMW and Mercedes-Benz.  We purchase our inventories through our suppliers who import vehicles directly from the foreign countries in which they are manufactured.  Competition has increased in recent years due to an increase in the number of smaller shops entering this market.  For the specialized services market related to Automobile Value Added Services and Financing Services, we believe we have secured a substantial share of the market for such services in Tianjin. Although there are a few other companies in the Tianjin market that provide Financing Services or some Automobile Value Added Services (such as storage or delivery services), we are the only one-stop service provider in Tianjin. With respect to our Automobile Value Added Services businesses, we do not presently have any major competitors.

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

Costs and Effects of Compliance with Environmental Laws; Government Regulation

Our products and operations are currently in compliance with all Chinese laws and environmental standards.  We are not aware of any other governmental approvals required for any of our products or operations.

Research and Development

We spent $0 and $0 on research and development activities for fiscal year 2013 and fiscal year 2012, respectively.  None of these costs were borne directly by our customers.

Employees

We currently employ 81 employees, of which all are full-time employees. None of our employees are unionized.

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

In 2013, we derived approximately 5.76% of our income from operations from the sale of imported automobiles, approximately 63.21% of our income from operations from Financing Services, approximately 10.48% of our income from operations from Automobile Value Added Services, approximately 6.32% of our income from operations from our websites, approximately 0.23% of our income from operations from airport mall automotive services and 14.00% of our income from operations from Auto Mall Management Services. We view our Financing Services and our Automobile Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services. A disruption in, or compromise of, our sales operations or our ability to provide Automobile Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations.

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

As of April 7, 2014, the Company had aggregate credit lines of $159 million (RMB970 million). We are currently negotiating a number of new credit lines with various banks, although there can be no guarantee that we will be successful in doing so. If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

We face competition from other companies, which could force us to lower our prices, thereby adversely affecting our operating margins, financial condition, cash flows and profitability.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. We believe that one significant competitive factor for our products is selling price. Although we do not aspire to be the lowest cost provider but rather the highest value provider to our customers, we could be subject to adverse results caused by our competitors’ pricing decisions.  The average selling prices for our automobiles have been on a downward trend in recent years and our gross margins have continued to decline due to stiff competition in the automobile industry which has resulted in lower net profits.  If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

In 2010 we acquired all of the outstanding shares of Qizhong and its subsidiaries, a group of companies engaging in the development and operation of the website www.goodcar.cn and the business of providing consumers with information and discounted services relating to automobiles. During the fourth quarter of 2012, we revised our business plan and downsized Goodcar’s operations.  Due to the closing of Goodcar’s advertising operations, we recorded goodwill impairment charges of $3,735,091 and impairment charges of $926,110 (net of deferred taxes of $314,094) related to the goodwill and intangible assets acquired in the acquisition of Goodcar in the fiscal 2012.  We completely discontinued the operations of Goodcar during the fiscal year 2013.

On November 30, 2013, we signed the Auto Mall Acquisition Agreement to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement.  We plan to operate a used car business as a joint venture with Car King China at the Airport International Auto Mall.  We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long-term growth.  In addition, we are considering using this facility to expand into the retail automobile sales market, which may generate overall higher gross margins.  However, it is uncertain that these plans will be successfully implemented and will generate any profits.

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

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement new business plan and marketing initiatives.  We have to remit a total of approximately $58.8 million (RMB 360,000,000) including principal and interest or $19.6 million in each November of 2014, 2015 and 2016.  We anticipate that we may need to raise additional funds in order to grow our business, implement our business strategy and fund the future payments of the payable related to the acquisition of Zhonghe.  We anticipate that any such additional funds may be raised through equity or debt financings.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders.  If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and may not make the payments due to the banks or to the seller of Zhonghe, and our business, results of operations and financial condition could be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may be required to write down our real estate property and a significant impairment charge would adversely affect our operating results.

At December 31, 2013, we had approximately $72.6 million for the carrying value of the Airport International Auto Mall on our consolidated balance sheet.  The fair market value of this property is affected by the condition of the real estate market in China, especially in Tianjin.  Even though the real estate market has been on an upward trend in recent years, it is uncertain that this trend will continue.  If the Chinese real estate market declines, the market value of our real estate property may decline below its carrying value on our consolidated balance sheet.  As a result, we may be required to record a significant amount of impairment charge which will adversely affect our operating results and financial condition.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered are changes in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, which include a decline in stock price and market capitalization, a decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, resulting in an impact on our results of operations.

We incur significant costs ensuring compliance with US corporate governance and accounting requirements.

We incur significant legal and financial compliance costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “Board”) or as executive officers. We are currently evaluating and monitoring developments with respect to these applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

China’s economy registered a high rate of growth in the decade ending in 2010.  Even though the growth rate began to slow starting in 2011, it continues to grow at a rate in the high single digits since 2011.  However, China’s growth rate has not been evenly spread among all sectors of the economy, nor have all geographical regions of the country experienced the same levels of growth. Furthermore, the type of rapid growth that China is currently experiencing is often related to an increased risk of inflation. If the need arises to control inflation, the Chinese government may take similar measures as it has done in the past, including restrictions on the availability of domestic credit, reductions of the purchasing capability of certain of our customers, and limited re-centralization of the approval process for purchases of some foreign products. If similar restrictions are imposed, it may lead to a slowing of economic growth and reduce credit to finance the purchase of vehicles.

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

As of December 31, 2013, we have approximately $15.0 million of cash deposited in banks, such as time deposits and bank notes, and $29.7 million of restricted cash, which constitute substantially all of our total cash and cash equivalents (both unrestricted and restricted) as of December 31, 2013. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws. In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

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

Bright Praise Enterprises Limited has voting power equal to approximately 40.85% of our voting securities. As a result, Bright Praise Enterprises Limited, through such stock ownership, exercises significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Bright Praise Enterprises Limited may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than Bright Praise Enterprises Limited.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of US GAAP and SEC reporting requirements.

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

We are a company incorporated in the United States and our cash flow depends on dividends from our PRC subsidiaries. In order for us to distribute any dividends to our shareholders, we will rely on dividends distributed by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required, where applicable, to allocate a portion of their net profits to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Our PRC subsidiaries’ restricted net assets as of December 31, 2013 amounted to approximately $3,790,000.

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

Our main offices are located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expires on December 31, 2013 which was renewed in December 2013 for term through December 31, 2014. The annual rent for the office is approximately $19,000 (RMB 120,000).

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on November 30, 2013.  A revised lease was entered into for less space with an annual rent of $21,000 (RMB 127,845) for a 1-year term which expires on November 30, 2014.

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on November 30, 2013 and was not renewed.

The Company owns a 26,000 square meter airport automobile mall facility on a 68,000 square meter land parcel located at 8 Huanhe W. Road, Tianjin, China.  The land use right of this property expires in November 2044.

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

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since January 8, 2010, the Company’s common stock has been listed on the NASDAQ Global Market under the ticker symbol “CALI”. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2013.  Where applicable, the prices set forth below give retroactive effect to our one-for-six reverse stock split which became effective on October 9, 2012.

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2013
First Quarter	$5.21	$2.45
Second Quarter	$4.45	$2.80
Third Quarter	$3.41	$2.05
Fourth Quarter	$4.30	$2.18

December 31, 2012
First Quarter	$6.66	$5.04
Second Quarter	$5.76	$2.17
Third Quarter	$2.34	$1.13
Fourth Quarter	$5.66	$1.23

The source for the high and low closing bids quotations is the www.finance.yahoo.com website and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

As of April 7, 2014, we had 14 holders of record of our common stock, and our common stock had a closing bid price of $3.32 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2013, there were no warrants or options outstanding to acquire any shares of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China, with respect to the establishment of a joint venture that will own and operate a used car business. The establishment of this joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns and operates a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area (the  “Airport International Auto Mall”), where the used car business will be operated.  Upon the acquisition of Zhonghe on November 30, 2013, Tianjin Car King Used Car Trading Company Ltd (the “Joint Venture”) was established in accordance with the terms of the Cooperation Framework Agreement.  Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling RMB 8,000,000 and RMB 12,000,000, respectivley, to Car King Tianjin, which will have total registered capital of RMB 20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB 4,000,000 to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed an agreement (the “Auto Mall Acquisition Agreement”) with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement.  Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng.  Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com), Also, the Company sells imported automobiles, manages an auto mall for customers, and as the only one-stop service provider in Tianjin provides dealer financing to our customers.  Through the acquisition of Zhonghe and a joint venture with Car King China established in November 2013, we entered into the used car sales market.  We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long term growth.  In addition, we intend to use the Tianjin Airport International Auto Mall which was acquired through the acquisition of Zhonghe, to expand into the retail automobile sales market which may generate higher overall gross margins.

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

Airport Auto Mall Automotive Services include (i) the rental of the Airport International Auto Mall, and (ii) equity income (loss) derived from Car King Tianjin.  Rental income from the Airport International Auto Mall is recognized based on the monthly rent agreed upon with our tenants.  The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss).

The Company recognizes revenue from Automobile Value Added Services when such services are performed.

Value Added Taxes represent amount collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sale and are detailed on invoice provided to customers. The Company accounts for value added taxes on a net basis. The Company recorded and paid business taxes based on a percentage of the net service revenues and reported the service revenue net of the business taxes and other sales related taxes.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis.  As of December 31, 2013, the deferred tax assets totaled $48,345 and deferred tax liabilities totaled $13,026,255.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $32.6 million as of December 31, 2013. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2013 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

During the fourth quarter of 2012, we revised our business plan and downsized Goodcar’s operations.  The Company reviewed Goodcar’s advertising operations and decided to cease such operations to generate advertising revenue.  We evaluated the projected revenue and profit and costs involved to operate Goodcar’s advertising operations and concluded that it would be in the Company’s best interests to cease its operations in order for us to better focus on our core of Automobile Sales, Automobile Value Added Services, Auto Mall Management, and Financing Services. Due to the closing of Goodcar’s advertising operations, we recorded goodwill impairment charges of $3,735,091 and impairment charges of $926,110 (net of deferred taxes of $314,094) related to the goodwill and intangible assets acquired in the acquisition of Goodcar.

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

In November 2013, the Company recorded goodwill in the amount of $20,107,700 as a result of the Zhonghe acquisition.  As of December 31, 2013, no indication of goodwill impairment existed.

New Accounting Pronouncements

The Company is not aware of any recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Fiscal Year Ended December 31, 2013 Compared To the Fiscal Year Ended December 31, 2012

The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2013		2012		%
Net revenue	$459,235,057	100.00%	$591,315,104	100.00%	(22.34)%
Cost of revenue	452,379,416	98.51%	580,057,718	98.10%	(22.01)%
Gross profit	6,855,641	1.49%	11,257,386	1.90%	(39.10)%
Operating expenses	3,925,894	0.85%	7,675,192	1.29%	(48.85)%
Income from operations	2,929,747	0.64%	3,582,194	0.61%	(18.21)%
Other income (loss)	(778,572)	(0.17)%	594,511	0.10%	(230.96)%
Income before income taxes and non controlling interests	2,151,175	0.47%	4,176,705	0.71%	(48.50)%
Net income	516,657	0.11%	2,580,526	0.44%	(79.98)%
Net income attributable to shareholders of China Auto Logistics Inc.	$524,260	0.11%	$2,567,087	0.43%	(79.58)%

Our net revenue decreased 22.34% in 2013 to $459,235,057 from $591,315,104 in 2012, and our cost of revenue decreased 22.01% in 2013 to $452,379,416 from $580,057,718 in 2012. Our gross profit margin decreased from 1.90% in 2012 to 1.49% in 2013. As compared to 2012, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. in 2013 decreased 39.10% to $6,855,641, decreased 18.21% to $2,929,747, decreased 79.98% to $516,657, and decreased 79.58% to $524,260, respectively, primarily due to the decline of Sales of Automobiles, Web-based Advertising Services, and Automobile Value Added Services.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2013		2012		%
Net revenue	$459,235,057	100.00%	$591,315,104	100.00%	(22.34)%
- Sales of Automobiles	450,143,413	98.03%	581,292,369	98.30%	(22.56)%
- Financing Services	6,893,986	1.50%	7,085,357	1.20%	(2.70)%
- Web-based Advertising Services	471,277	0.10%	819,344	0.14%	(42.48)%
- Automobile Value Added Services	740,338	0.16%	1,178,274	0.20%	(37.17)%
- Airport Auto Mall Automotive Services	15,788	0.00%	-	-%	-%
- Auto Mall Management Services	970,255	0.21%	939,760	0.16%	3.24%

Sales of Automobiles

Net revenue from sales of automobiles decreased 22.56% to $450,143,413 in 2013 from $581,292,369 in 2012. During 2013 and 2012, the Company sold 4,837 automobiles and 6,588 automobiles, respectively, representing a decrease of 26.58% in volume. After a long decline in the average selling price of our automobiles, the average unit selling price per automobile increased in 2013 by 6.82% to approximately $94,000  from approximately $88,000 in 2012.  According to a forecast report issued by IHS Automotive (“IHS”) on April 28, 2012, it is expected that the growth rates for the high-end automobile market in China will exceed those for the mainstream automobile market. IHS also forecasts the sales will grow 139.5% during the period from 2010 through 2015. Based on the current growth forecast, China will soon become the top market for most of the major luxury automotive manufacturers.

Even though the average selling price rebounded in 2013, our profit margin percentage continued to decline due to strong competition in the automobile industry, especially in major cities.  The Company will continue its focus on the marketing of higher-end luxury automobiles.

The causes of the decrease in sales of automobiles during 2013 as compared to 2012 are summarized as follows:

1.
Beginning in the second quarter of 2013, the PRC customs department implemented unified standards to complete its inspection process for imported automobiles.  This prolonged our purchasing cycles and caused our available inventories to be insufficient to meet the demands of our customers.   We have been working closely with our suppliers who improved the inventory delivery process during the third quarter of 2013.  As a result, our inventory level gradually increased to a more stable level during the third quarter of 2013.

2.
Beginning in March 2013, the PRC motor registration office began strictly enforcing rules requiring imported automobiles that are not purchased through “4S” shops to meet certain specifications in order to obtain registration permits.  As a result, certain alterations to imported automobiles may be needed in order to be in compliance with the PRC regulations.  Due to the additional costs faced by end users (including our customers) for these alterations, and the delays caused by the registration approval process, the demand for our automobiles dropped in the second quarter of 2013.  We have provided advice to our customers in terms of the alteration requirements at each province’s motor registration office in order to minimize their alteration costs, which we believe will ease the concerns of some customers.

3.	The PRC economy slowed down during 2013, which has decreased the demand for luxury automobiles.

We have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the import automobile market, we continue to reduce our gross profit margin in order to expand our market share and maintain our market leader status.  In addition, we have experienced higher demand for lower end models of our top selling brands, Toyota, BMW and Mercedes Benz since the first quarter of 2012, and this trend has continued in 2013.  Lower end models of luxury automobiles generate lower gross margins as the consumers have a larger variety of automobiles in the market from which to choose.  There were mixed trends with respect to the average selling prices for our top three selling brands as we started seeing stronger demand for the higher end models of Mercedes Benz which resulted in the increase of its average selling prices during 2013 by 9%, as compared to 2012.   Average selling prices for BMW and Toyota models continued to decline at rates of 8% and 10%, respectively, in 2013 as compared to 2012.  Total sales for these top three brands accounted for approximately 73% and 81% of our total automobile sales for the year ended December 31, 2013 and 2012, respectively.  Our gross margin for sales of automobiles decreased from 0.90% in 2012 to 0.09% in 2013.

In order to continue to expand our market share and maintain our leading position in the competitive luxury automobile market, we have continued to offer better prices to our customers compared to our competitors. We have achieved this in part by decreasing our gross margin for automobiles throughout 2013. We believe this approach will prevent our competitors from being able to match our selling prices.   We expect our gross margin to stabilize in 2014.

Sales to the Company’s top five customers, each of which is a car dealer, accounted for 35.83% and 38.97% of the Company’s sales during 2013 and 2012, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services decreased 2.70% in 2013 to $6,893,986 from $7,085,357 in 2012. The Company had an aggregate amount of credit lines of approximately $142 million as of December 31, 2013.  Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks.  In June and July 2012, the China benchmark interest rate decreased by a total of 50 basis points.  We also obtained lower rates from certain banks on draws on our credit lines.  Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services increased during the year ended December 31, 2013.  The ratio of the revenue from our interest income portion to our net Financing Services revenue was lower during the year ended December 31, 2013 due to the effects of the lower average interest rates during the year ended December 31, 2013 as compared to those during 2012.  Excluding revenue from the interest income portion of $2,537,905 and $3,374,466 in the year ended December 31, 2013 and 2012, respectively, the revenue from the fee income portion of our Financing Services increased 17.39% to $4,356,061 for the year ended December 31, 2013 from $3,710,891 in 2012. The gross margin for our Financing Services segment increased to 62.87% for the year ended December 31, 2013 from 51.13% in 2012.  Even though the growth of our Financing Services was impacted by the unified standards imposed by the customs department and the enforcement rules at the motor registration office, we were still able to maintain stable income from operations in 2013 as compared to 2012, which demonstrated the continued moderate growth of our Financing Services segment.

We continue to take advantage of the credit lines granted by our banks to expand our Financing Services operations. As a result, we were able to continue to grow the fee income portion of our Financing Services segment. Future revenue growth from Financing Services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. We have established reputable credit with most major commercial banks and, although the enormous decrease or the simultaneous expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide Financing Services and  affect our purchasing power, we have not experienced difficulties accessing credit lines and other bank facilities in the past. We therefore do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks in the future.  However as banks in China continue to reduce their credit risks and improve the quality of their outstanding loans, we continue to experience more requirements for obtaining bank lines and loans such as requiring personal guarantees by our executives and directors, and guarantees by our major customers and suppliers.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, and Pudong Development Bank, and China Zheshang Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of April 7, 2014, the Company had aggregate credit lines of $159 million (RMB 970 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

Revenue from Web-Based Advertising Services was generated by subscription fees and advertisements.  In 2012, we revised our business plan and downsized Goodcar’s operations.  In 2013, we discontinued operating our Goodcar website and changed the Company’s focus to Automobile Sales, Automobile Value Added Services, Auto Mall Management, Financing Services, the newly developed used car business through Car King Tianjin, and any other potential opportunities that may arise as a result of the Company’s ownership of the Airport International Auto Mall.

Revenue from Web-based Advertising Services decreased 42.48% to $471,277 in 2013 from $819,344 in 2012.  We have experienced stiff competition in the web-based advertising arena which continues to drive the pricing of advertising revenue down. Starting in 2012, we have shifted our focus of our websites from generating advertising revenue to providing automotive information to our website visitors. We are targeting to create a platform that allows our customers and potential customers to have access to our products including Automobile Sales, Automobile Value Added Services, and Financing Services. By offering extensive automotive information and news, we hope to attract more potential customers to our websites. We are therefore willing to sacrifice advertising revenue in the near term in an attempt to create opportunities for higher potential growth of our other service products in the long term.

Automobile Value Added Services

Revenue from our Automobile Value Added Services segment, which includes services such as assistance with customs clearance, storage and nationwide delivery services decreased 37.17%, to $740,338 in 2013 from $1,178,274 in 2012.  We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

Through the acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, we intend to operate two new business including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall facility.  We are also considering directly targeting retail customers by selling imported automobiles out of this facility.  We are currently finalizing our operation plans to determine the best and most profitable uses for this facility, and we expect this facility will not be fully operational until the second half of 2014.  Because we are still in the initial setup stages of operations, and had only one month of operations since the acquisition, our revenues from Airport Auto Mall Automotive Services were $15,788 (0.00% of all revenues) for the fiscal year 2013.

Auto Mall Management Services

Pursuant to a services agreement between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated March 1, 2011, the Company agreed to provide services to manage the International Auto Mall for a one-year period for an aggregate consideration of $1,009,612 (RMB 6,250,000). The related services fee is recognized ratably over the service period and included as revenue from Auto Mall Management Services. On March 1, 2012, the services agreement was renewed for a term of 1 year for an aggregate consideration of $1,009,612 (RMB 6,250,000).

On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014.  The Company plans to focus on managing the recently acquired Airport International Auto Mall and growing its other business segments.

Our Auto Mall Management Services revenue in 2013 and 2012 was $970,255 and $939,760, respectively.

Cost of Revenue

	Year ended December 31,				Change in
	2013		2012		%
Net revenue	$459,235,057	100.00%	$591,315,104	100.00%	(22.34)%
Cost of revenue	452,379,416	98.51%	580,057,718	98.10%	(22.01)%
Gross profit	6,855,641	1.49%	11,257,386	1.90%	(39.10)%

Our cost of revenue in 2013 consisted primarily of the cost of automobiles purchased and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services, Airport Auto Mall Automotive Services and Auto Mall Management Services. Our cost of revenue decreased 22.01%, from $580,057,718 in 2012 to $452,379,416 in 2013. The decrease was primarily due to the decrease in the sales volume of imported automobiles in the year, which is consistent with the decline of our net revenue.

Because our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon the market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 39.10% from $11,257,386 in 2012 to $6,855,641 in 2013, due to revenue declining at a higher rate than the decrease in the cost of revenue.  We have experienced increased competition from our competitors which drove down the sales prices of our imported automobiles.

Operating Expenses

	Year ended December 31,				Change in
	2013		2012		%
Operating expenses
- Selling and marketing	$751,114	19.13%	$977,555	12.74%	(23.16)%
- General and administrative	3,174,780	80.87%	2,036,436	26.53%	55.90%
- Impairment loss of goodwill and intangible assets	-	-%	4,661,201	60.73%	(100.00)%
Total	3,925,894	100.00%	7,675,192	100.00%	(48.85)%

Operating expenses decreased 48.85%, from $7,675,192 in 2012 to $3,925,894 in 2013. This decrease was primarily due to the impairment loss of goodwill and intangible assets on Goodcar, which amounted to $4,661,201 in 2012;  we did not incur any impairment loss in 2013.  In addition, our selling and marketing expense decreased 23.16% from $977,555 in 2012 to $751,114 in 2013.  These decreases were partially offset by a 55.9% increase of general and administrative expense from $2,036,436 in 2012 to $3,174,780 in 2013.

Selling and Marketing Expenses

Selling and marketing expenses decreased 23.05% in 2013. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December, 31		Change in
	2013	2012	%
Primary selling and marketing expenses
- Office allowance	$33,581	$49,757	(32.51)%
- Payroll	134,527	153,262	(12.22)%
- Staff related costs	60,824	80,154	(24.12)%
- Advertising and promotion	34,699	14,445	140.21%
- Entertainment	106,018	77,101	37.51%
- Rent	122,691	221,687	(44.66)%

Payroll costs decreased 12.22% to $134,527 in 2013 as we incurred payroll expenses for certain Goodcar employees in the first half of 2012 but had no such expenses in 2013.  Payroll related costs decreased 24.12% to $60,824 in 2013 as we incurred severance costs for terminating our Goodcar employees in 2012.   Advertising and promotion expenses increased by 140.21% during 2013 as we incurred advertising expenses for certain web advertisements to promote our services.  Entertainment expense fluctuates from time to time depending on the event activities we conducted.  Rental expenses decreased 44.66% primarily due to the rent savings as a result of termination of an exhibition show room in November 2012.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Year Ended December, 31		Change in
	2013	2012	%
Primary general and administrative expenses
- Depreciation	$275,837	$159,484	(18.40)%
- Entertainment	159,484	87,945	79.75%
- Payroll	293,866	360,140	(18.40)%
- Staff related costs	86,491	152,961	(43.46)%
- Legal and professional fees	1,693,241	911,669	85.73%

Depreciation expenses increased as we incurred additional depreciation expenses following the acquisition of Zhonghe in November 2013.  Payroll costs decreased 18.40% to $293,866 as we incurred payroll expenses for certain Goodcar employees in the first half of 2012, but had no such expenses in 2013.  Staff related costs decreased 43.46% to $86,491 in 2013 as we incurred severance costs for terminating our Goodcar employees in 2012.  Legal and professional fees increased 85.73% to $1,693,241 in 2013 from $911,669  in 2012 as we incurred additional professional fees and the value of common stock issuance as acquisition costs related to the Zhonghe acquisition.

Impairment Loss of Goodwill and Intangible Assets

We recorded impairment losses of $4,661,201in respect of our goodwill and intangible assets as a result of discontinuing the Goodcar operations in 2012.  We did not incur any impairment losses during the year ended December 31, 2013.

Income from Operations

Income from operations decreased 18.21% to $2,929,747 in 2013 from $3,582,194 in 2012.  Excluding the impairment charge of goodwill and intangible assets of $4,661,201 in 2012, our income from operations decreased 64.46% to $2,929,747 in 2013 from $8,243,395 in 2012.  The decrease was primarily due to the continuing decline of our gross profit margin on the sales of automobiles from 0.90% in 2012 to 0.09% in 2013.  We believe we will continue to maintain our leadership in the imported luxury automobiles industry in the current slow economy and competitive automobile industry.

Other Income (Expenses), Net

Other income (expenses) primarily consists of interest income related to bank deposits, interest expense related to bank borrowings and payable relate to the Zhonghe acquisition, loss on disposal of property and equipment, equity loss – sale of investee company losses and gain on forgiveness of debt.  We recorded a net other expenses of $778,572 for fiscal year 2013 and a net other income of $594,511 for fiscal year 2012, primarily due to the interest expense incurred related to the payable related to the Zhonghe acquisition and foreign exchange loss of $217,764 during 2013 compared to a gain on forgiveness of debt to the former shareholders of Goodcar in the amount of $1,139,861 during 2012.

Income Tax

Income tax expense for the year ended December 31, 2013 was $1,634,518, an increase from $1,596,179 for the year ended December 31, 2012. We incurred certain expenses which were not tax deductible including $986,000 for the issuance of common stock to consultants related to the Zhonghe acquisition which was partially offset by the decline of our income from operations.

Acquisition of Zhonghe

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%.   A substantial portion of the purchase price was related to the acquisition of the Airport International Auto Mall which was valued at $72,640,016.  Apart from the other identified net assets in the amount of $10,075,231 and deferred tax liabilities related to the book and tax basis differences on the real estate and intangible assets in the amount of $11,448,664, the excess of purchase price over the identified assets and liabilities was allocated to goodwill in the amount of $20,107,700.  We believe the goodwill valuation represents: (i) expected appreciation in the value of the Airport International Auto Mall property, (ii) expected synergies and economies of scale from the integration of our business with Zhonghe and the newly formed Car King Tianjin used car business, (iii) the expectation that owning the Airport International Auto Mall will create other business opportunities in the future and will provide more resources to capture these potential opportunities, (iv) a defensive strategy to prevent our competitors from acquiring the Airport International Auto Mall, and (v) Zhonghe’s historical business.  We believe that the purchase price paid represents the fair value of the assets acquired.

The fair market value of the Airport International Auto Mall property is affected by the condition of the real estate market in China, especially in Tianjin.  Even though the real estate market has been on an upward trend in recent years, it is uncertain that this trend will continue.  If the Chinese real estate market declines, the market value of our real estate property may decline below its carrying value on our consolidated balance sheet.  As a result, we may be required to record a significant impairment charge which will adversely affect our operating results and financial condition.

Inflation

We believe that inflation had a negligible effect on operations for the fiscal years 2013 and 2012. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2013 and 2012.

	Year Ended December, 31
	2013	2012
Net cash provided by (used in) operating activities	$35,479,835	$(15,351,117)
Net cash used in investing activities	(31,478,219)	(6,058)
Net cash provided by financing activities	1,948,299	16,061,147
Effect on exchange rate change on cash	202,841	(16)
Cash and cash equivalents at beginning of year	8,888,749	8,184,793
Cash and cash equivalents at end of year	15,041,505	8,888,749

Operating Activities

During the fiscal year 2013, we had net cash provided by operating activities of $35,479,835, as compared to net cash used in operating activities of $15,351,117 in fiscal year 2012.

During the year ended December 31, 2013, the increase in net cash provided by operating activities was primarily a result of a decrease in inventories in the amount of $13,899,728, a decrease in advances to suppliers in the amount of $9,450,667, and an increase in customer deposits in the amount of $15,266,991, which was partially offset by the increase in restricted cash in the amount of $13,792,120.

During the year ended December 31, 2012, the decrease in net cash used for operating activities is primarily a result of the net effects of reduction in net income, increase in impairment loss on goodwill and intangible assets, gain on forgiveness of debt, increase in restricted cash, decrease in advances from suppliers, increase in notes payable to suppliers, and decrease in customer deposits.

Investing Activities

During fiscal years 2013 and 2012, we used net cash flows in investing activities of $31,478,219 and of $6,058, respectively.  Under the terms of the Auto Mall Acquisition Agreement, entered into on November 30, 2013, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. We paid approximately $38.8 million initial payment related to this acquisition in fiscal year 2013.

We purchased property and equipment in the amount of $14,842 in 2013 as compared to $6,058 in 2012.    In addition, we received a repayment of loan receivable in the amount of $7,111,260 from the former owner of Zhonghe

Financing Activities

During fiscal years 2013 and 2012, net cash provided by financing activities was $1,948,299 and $16,061,147, respectively.  We entered into an overdraft agreement with a bank, which allowed us to draw $2,407,865 during the year ended December 31, 2013. We had net short-term borrowings repayments of $14,028,128 in 2013 as compared to net short-term borrowings of $15,561,407 in 2012.  We received loans from a director in the amount of $862,200 in 2013 and $852,075 in 2012, and repaid $755,921 in 2013 and $352,335 in 2012.  We repaid loans to the former Qizhong shareholders in the amount of $2,754,479 during 2012.

Our total cash and cash equivalents increased to $15,041,505 as of December 31, 2013, as compared to $8,888,749 as of December 31, 2012.

Working Capital

As of December 31, 2013, the Company had working capital of $16,012,695 compared to $59,162,436 as of December 31, 2012.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to Financing Services and short-term borrowings.  As of December 31, 2013, the decrease of working capital was primarily attributable to initial payments made related to the Zhonghe acquisition in the amount of $38.6 million (net of cash received of $0.2 million).

The Company has aggregate outstanding balance of lines of credit related to Financing Services of $66,173,312 and $51,528,018 as of December 31, 2013 and 2012, respectively, and outstanding balances of short-term borrowings of $6,259,598 and $19,673,128 as of December 31, 2013 and 2012, respectively.  In addition, we had a bank overdraft with a balance of $2,439,429 as of December 31, 2013.

As of December 31, 2013, we have the following payable related to the Zhonghe acquisition:

Outstanding debt balance	$51,012,804
Less current portion	(15,706,581)
Outstanding debt balance less current portion	$35,306,223

Under the terms of the Auto Mall Acquisition Agreement, we have to remit approximately $19.6 million, including principal and interest in each November of 2014, 2015 and 2016.  We plan to finance these installment payments through our operating cash flows and bank loans.  We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing.  We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments.  However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

We aim to continue to improve the level of working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment, net of $72,977,985 as of December 31, 2013 and $314,126 as of December 31, 2012. The increase in fiscal year 2013 was mainly due to the properties acquired through the acquisition of Zhonghe in the amount of $72,640,016 which was partially offset by the depreciation expense of $304,859.

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2013 and 2012

	Year Ended December, 31		Change in
	2013	2012	%
Buildings and land use rights	$72,826,656	$-	-%
Computers	217,717	126,474	72.14%
Office equipment, furniture and fixtures	109,898	75,286	45.97%
Leasehold improvements	34,368	33,328	3.12%
Automobiles	1,117,383	1,058,949	5.5%
Total	74,306,022	1,294,037	4,668.38%
Accumulated depreciation and amortization	1,328,037	979,911	32.07%
Property and equipment, net	$72,977,985	$314,126	19,131.26%

Foreign Cash

As of December 31, 2013 and 2012, the Company had cash deposits of $14,997,279 and $8,851,507 placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, and China Zheshang Bank. As of December 31, 2013 and 2012, the Company had aggregate credit lines of $142 million (RMB870,000,000) and $135 million (RMB850 million), respectively, had outstanding balances under these credit lines amounted to $66 million and $52 million, respectively.  In February 2014, we obtained a facility from Industrial and Commercial Bank of China to borrow up to $16,365,541 (RMB100,000,000).  As of April 7, 2014, the Company had aggregate credit lines of $159 million (RMB970 million) with its banks.

As of December 31, 2013 and 2012, we had an aggregate outstanding loan balance of $6,259,598 and $19,673,128, respectively, related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank.   These loans carried interest at rates ranging from 0.92% to 5.6% per annum and maturity dates between six months to one year from the original loan agreement dates.   These loans were used for our working capital.  We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms.  In order to expand our revenues on sales of automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders.  As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,439,429 with Pudong Development Bank as of December 31, 2013.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB 240,000,000) was paid within 5 business days after the signing of the Agreement.  As of December 31, 2013, we had an outstanding debt balance of $51,012,804.

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

Reference is made to pages F-1 through F-28 comprising a portion of this annual report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.  Our Chief Executive Officer and Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2013 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of December 31, 2013.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2013.

Internal Control Over Financial Reporting

(a)       Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As permitted by SEC guidance, management excluded from its assessment the internal control over financial reporting of Zhonghe’s business which was acquired on November 30, 2013, as described in Note 3 to the Consolidated Financial Statements. Zhonghe’s financial statements accounted for approximately 41.2% of total assets, and 0.9% of net sales and (48.2)% of net income attributable to shareholders of China Auto Logistics Inc. of the consolidated financial statement amounts as of December 31, 2013 and for the year then ended.

During this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weaknesses are related to

●	the Company’s accounting department personnel have limited knowledge and experience in US GAAP and SEC Reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have done the following:

●	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and
●	continued our efforts to provide ongoing training courses in US GAAP to existing personnel, including our Chief Financial Officer and the Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the US, notwithstanding the material weakness we identified.

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

(b)       Changes in Internal Control Over Financial Reporting.

During the fiscal year 2013, except for the integration of the internal controls over financial reporting for Zhonghe, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors were elected at the last annual meeting, which occurred on November 19, 2013, and will serve until the next annual meeting. As of December 31, 2013, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Tong, Shiping	54	Chief Executive Officer, President and Chairman of the Board
Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when the Company’s wholly owned operating subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) was founded. He earned his Bachelor degree in computer science from the China Air Force Engineering University. Mr. Tong is also a director of the Tianjin Car Logistics Association. The Board believes that Mr. Tong has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 17 years of experience in the China auto industry, his having provided leadership and strategic direction to the Company as its founder, and his unparalleled understanding of the Company’s operations and products.

Jin, Yan	48	Chief Operating Officer
Mr. Yan has served as Chief Operating Officer of the Company since July of 2012. From 2007 to 2010, he served as Managing Director of Madeleine Gourmet Restaurant which operated a series of chain restaurants. Prior to his appointment as COO, he served as General Manager of Sales for the Company since 2011. He also earned an MBA from Tianjin Nankai University.

Cheng, Weihong	52	Senior Vice President (Head of Human Resources and General Administration) and Director
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

Wang, Xinwei	57	Chief Financial Officer, Treasurer, Vice President and Director
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

Name	Age	Position Held	Experience
Barth, Howard S.	62	Director
Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 30 years of experience as a chartered accountant. Currently he is also director and chairman of the Audit Committee of Guanwei Recycling Corp. (a Nasdaq-listed company) since November 2008 and a director of Yukon Gold Corp. (an OTCBB-listed company). From 2005 until May 2008, he served as a director of Yukon Gold Corp. and from May 2008 to December 2008 he served as President and C.E.O. ( at the time, dual listed on the OTCBB and TSX). He has also been a director and chairman of the Audit Committee from December 2005 until June 2009 for Nuinsco Resources Limited (a TSX listed company). He was also a director of Offshore Petroleum Corp. and Uranium Hunter Corporation (an OTCBB listed company). He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University. The Board believes that Mr. Barth has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in public companies.

Wang, Wei	36	Director
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

Yang, Lili	55	Director
Ms. Yang has served as the accounting director of Tianbao International Trade & Exhibition Ltd. since 2005, where she obtained years of experience in providing customers with commercial financing services. The Board believes that Ms. Yang has the experience, qualifications, attributes and skills necessary to serve on the Board because of her extensive experience in accounting.

Zou, Baoying	70	Director
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

Board of Directors Meetings and Committees

The Board held one meetings during the fiscal year ended December 31, 2013. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

During the fiscal year ended December 31, 2013, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2013, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees. A copy of the Code may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461.

ITEM 11.	EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tong, Shiping,	2013	$58,154	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$58,154
CEO and President	2012	$57,112	-0-	-0-	-0-	-0-	-0-	-0-		$57,112

Wang, Xinwei,	2013	$38,769	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$38,769
CFO, Treasurer and VP	2012	$38,075	-0-	-0-	-0-	-0-	-0-	-0-		$38,075

Yang, Bin, Former Senior VP	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$-0-
(GM, Head of Sales)	2012	$16,658	-0-	-0-	-0-	-0-	-0-	-0-		$16,658

Cheng, Weihong,	2013	$38,769	-0-	-0-	-0-	-0-	-0-	-0-	(4)	$38,769
Senior VP (Head of HR and Admin)	2012	$38,075	-0-	-0-	-0-	-0-	-0-	-0-		$38,075

Jin, Yan	2013	$9,692	-0-	-0-	-0-	-0-	-0-	-0-	(5)	$9,692
COO	2012	4,759	-0-	-0-	-0-	-0-	-0-	-0-		$4,759

Li, Yangqian,	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	(6)	$-0-
Former COO and VP	2012	$15,864	-0-	-0-	-0-	-0-	-0-	-0-		$15,864

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ended December 31, 2013 is $58,154 (RMB360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2013).
(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ended December 31, 2013 is $38,769 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2013).
(3)
Mr. Yang Bin’s total compensation for the fiscal year ended December 31, 2012 is $16,658 (RMB105,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2013).  Mr. Yang Bin resigned from his positions effective July 17, 2012.

(4)	Ms. Cheng Weihong’s total compensation for the fiscal year ended December 31, 2013 is $38,769 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2013).
(5)	Mr. Jin Yan’s total compensation for the fiscal year ending December 31, 2013 is $9,692 (RMB60,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2013).
(6)
Mr. Li Yangqian’s total compensation for the fiscal year ending December 31, 2012 is $15,864 (RMB100,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2013).  Mr. Li Yangqian resigned from his positions effective July 17, 2012.

As of December 31, 2013, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010. As of April 7, 2014, no awards have been granted under the Plan.

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

In fiscal year 2013 the Company paid an annual compensation of $24,000 to Howard S. Barth, our audit committee chair/director.  Other than these payments to Mr. Barth, the Company did not provide any compensation to its directors in the fiscal year ended December 31, 2013. The Company may establish certain other compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Bright Praise Enterprises Limited	1,648,140	40.85%
Choi Chun Leung Robert**	1,648,140	40.85%

* Unless otherwise noted, the address is that of the Company’s.
** Choi Chun Leung Robert is the beneficial owner of 1,648,140 shares of our common stock through his 100% ownership of Bright Praise Enterprises Limited and through his position as the sole director of Bright Praise Enterprises Limited.

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of April 7, 2014. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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
** Choi Chun Leung Robert holds 100% ownership of Bright Praise Enterprises Limited as trustee for the benefit of Tong Shiping and Cheng Weihong

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	362,000
Equity compensation plans not approved by security holders	None		None	None
Total				362,000

(1)	As of April 7, 2014, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2013 and 2012, the Company made aggregate borrowings from Ms. Cheng Weihong of $862,200 and $852,075, respectively, and made repayments of $755,921 and $352,335  to Ms. Cheng Weihong. As of December 31, 2013 and 2012, the outstanding balances due to Ms. Cheng Weihong were $597,393 and $512,023, respectively.

One of the Company’s former shareholders, Sino Peace Limited, paid accrued expenses of $0 and $0 on behalf of the Company during the years ended December 31, 2013 and 2012. The amounts of $2,223,458 and $2,156,166 were outstanding as due to this shareholder on the consolidated balance sheet as of December 31, 2013 and 2012.

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

Our independent accountant is Marcum LLP. Set forth below are aggregate fees billed by Marcum LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2013 and 2012.

Audit Fees

During the fiscal year ended December 31, 2013 and 2012, the fees for Marcum LLP were $348,330 and $289,305, respectively.  The fees for the year ended December 31, 2013 included $88,344 related to the audit and review of the financial statements of Zhonghe, which were attached as an exhibit to the Form 8K/A filed by the Company on February 13, 2014.

Audit Related Fees

During the fiscal year ended December 31, 2013, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.  During the fiscal year ended December 31, 2012, the fees for Marcum LLP were $15,953 related to agreed-upon procedures related to a cash verification request from the NASDAQ Stock Market.

Tax Fees

During the fiscal year ended December 31, 2013 and December 31, 2012, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2013 and December 31, 2012, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2013 and 2012, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC. All work is preapproved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.2(3)	Termination Agreement, dated as of November 30, 2012, by and between Tianjin Shimao Auto Logistics Center Co., Ltd and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.3 (3)	Office Tenancy Contract, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.4 (3)	Office Tenancy Contract, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.5 (3)	Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6*
Contract on Import L/C Issuing Limits, dated as of September 26, 2013, by and between Tianjin Binhai Shisheng Business and Trade Group Co., Ltd. and the Agricultural Bank of China Tianjin Heping Sub-branch

10.7*	Office Tenancy Contract, effective as of December 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.8*	Office Tenancy Contract, effective as of January 1, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (4)	Code of Business Conduct and Ethics
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Company’s Form SB2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.

(2)	Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchanges Commission on April 1, 2013.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
*	Attached hereto

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2013

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Comprehensive Income	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated   statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years  then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Los Angeles, California
April 10, 2014

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS:
Current assets:
Cash and cash equivalents	$15,041,505	$8,888,749
Restricted cash	29,665,536	27,015,351
Receivable related to auto mall management fees	255,712	-
Receivable related to financing services	68,568,562	57,134,815
Notes receivable	-	1,587,024
Inventories	15,343,671	27,141,004
Advances to suppliers	38,074,096	43,019,343
Prepaid expenses	12,311	19,071
Value added tax receivable	283,478	338,513
Deferred tax assets	48,345	714,161
Total current assets	167,293,216	165,858,031

Property, plant, and equipment, net	72,977,985	314,126
Ownership interest in Car King Tianjin	577,904	-
Goodwill	20,159,365	-
Intangible assets, net	547,155	-
Other assets	-	23,559
Total assets	$261,555,625	$166,195,716

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$2,439,429	$-
Lines of credit related to financing services	66,173,312	51,528,018
Short term borrowings	6,259,598	19,673,128
Notes payable to suppliers	21,275,203	12,696,196
Accrued expenses	236,599	356,114
Customer deposits	35,205,567	19,131,420
Deferred revenue	202,428	241,598
Payable related to acquisition of Zhonghe – current portion, net	15,706,581	-
Due to shareholders	2,223,458	2,156,166
Due to director	597,393	512,023
Income tax payable	174,540	400,932
Deferred tax liability	786,413	-
Total current liabilities	151,280,521	106,695,595

Payable related to acquisition of Zhonghe, excluding current portion, net	35,306,223	-
Deferred tax liability	12,239,842	-
Total liabilities	198,826,586	106,695,595

Commitments and contingencies (Note 17)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2013	2012

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares and 3,694,394 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,034	3,694
Additional paid-in capital	22,979,734	21,994,074
Accumulated other comprehensive income	7,642,886	5,923,398
Retained earnings	31,530,669	31,006,409
Total China Auto Logistics Inc. shareholders’ equity	62,157,323	58,927,575
Noncontrolling interests	571,716	572,546
Total equity	62,729,039	59,500,121

Total liabilities and shareholders’ equity	$261,555,625	$166,195,716

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012

Net revenue	$459,235,057	$591,315,104
Cost of revenue	452,379,416	580,057,718
Gross profit	6,855,641	11,257,386

Operating expenses:
Selling and marketing	751,114	977,555
General and administrative	3,174,780	2,036,436
Impairment loss of goodwill and intangible assets	-	4,661,201
Total operating expenses	3,925,894	7,675,192

Income from operations	2,929,747	3,582,194

Other income (expenses):
Interest income	515,212	230,916
Interest expense	(999,360)	(531,301)
Loss on disposal of property and equipment	-	(172,043)
Gain on forgiveness of debt	-	1,139,861
Foreign exchange loss	(217,764)	-
Equity loss – share of investee company loss	(76,660)	-
Miscellaneous	-	(72,922)
Total other income (loss)	(778,572)	594,511

Income before income taxes	2,151,175	4,176,705

Income taxes	1,634,518	1,596,179

Net income	516,657	2,580,526

Less: Net income (loss) attributable to noncontrolling interests	(7,603)	13,439

Net income attributable to shareholders of China Auto Logistics Inc.	$524,260	$2,567,087

Earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$0.14	$0.69

Weighted average number of common shares outstanding
- basic and diluted	3,723,271	3,694,394

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012

Net income	$516,657	$2,580,526

Other comprehensive income
- Foreign currency translation adjustments	1,726,261	224,181

Comprehensive income	2,242,918	2,804,707

Less: Comprehensive income (loss) attributable to noncontrolling Interests	(830)	13,666

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$2,243,748	$2,791,041

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Interests	Equity

Balance as of January 1, 2012	3,694,394	3,694	21,994,074	5,699,444	28,439,322	558,880	56,695,414
Foreign currency translation adjustments	-	-	-	223,954	-	227	224,181
Net income	-	-	-	-	2,567,087	13,439	2,580,526

Balance as of December 31, 2012	3,694,394	3,694	21,994,074	5,923,398	31,006,409	572,546	59,500,121
Issuance of shares (Note 3)	340,000	340	985,660	-	-	-	986,000
Foreign currency translation adjustments	-	-	-	1,719,488	-	6,773	1,726,261
Net income	-	-	-	-	524,260	(7,603)	516,657
Balance as of December 31, 2013	4,034,394	$4,034	$22,979,734	$7,642,886	$31,530,669	$571,716	$62,729,039

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$516,657	$2,580,526

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	314,126	341,483
Loss on disposal of property and equipment	5,816	172,043
Impairment loss of goodwill and intangible assets	-	4,661,201
Gain on forgiveness of debt	-	(1,139,861)
Equity loss – share of investee company loss	76,660	-
Stock issuance related to Zhonghe acquisition	986,000	-
Change of deferred tax liabilities	(32,418)	(45,106)
Inventory reserve	190,877	-

Changes in operating assets and liabilities:
Restricted cash	(13,792,120)	(8,207,076)
Accounts receivable - trade	-	107,894
Receivable related to auto mall management fees	(252,403)	-
Receivables related to financing services	(9,955,175)	32,524,609
Notes receivable	1,615,378	3,172,891
Inventories	13,708,851	1,559,629
Advances to suppliers	9,450,667	1,725,410
Prepaid expenses, other current assets and other assets	33,003	136,617
Value added tax receivable	305,993	287,087
Deferred tax assets	679,201	(713,900)
Accounts payable	-	(1,565)
Lines of credit related to financing services	13,297,886	(36,588,686)
Notes payable	3,230,757	12,691,563
Accrued expenses	(137,505)	(54,205)
Accrued interest on payable related to Zhonghe acquisition	258,273	-
Customer deposits	15,266,991	(27,722,918)
Deferred revenue	(51,867)	(78,336)
Income tax payable	(235,813)	(760,417)
Net cash provided by (used in) operating activities	35,479,835	(15,351,117)

Cash flows from investing activities:
Acquisition of Zhonghe, net of cash received of $194,445	(38,574,637)	-
Repayments of receivable from former owner of Zhonghe	7,111,260	-
Purchase of property and equipment	(14,842)	(6,058)
Net cash used in investing activities	(31,478,219)	(6,058)

Cash flows from financing activities:
Bank overdraft	2,407,865	-
Proceeds from short-term borrowings	28,444,740	32,464,014
Repayments of short-term borrowings	(42,472,868)	(16,902,607)
Decrease of restricted cash related to short-term borrowings	13,462,283	-
Proceeds from a director	862,200	852,075
Repayment of amount due to director	(755,921)	(352,335)
Net cash flows provided by financing activities	1,948,299	16,061,147

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2013	2012

Effect of exchange rate change on cash	202,841	(16)

Net increase in cash and cash equivalents	6,152,756	703,956

Cash and cash equivalents at the beginning of year	8,888,749	8,184,793
Cash and cash equivalents at the end of year	$15,041,505	$8,888,749

Supplemental disclosure of cash flow information:
Interest paid	$3,650,929	$3,905,767
Income taxes paid	$1,062,331	$3,115,602

Non cash investing activities:
Payable related to the acquisition of Zhonghe	$52,197,645	$-

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc. (the “Company” or “China Auto”, and the following wholly owned and majority owned subsidiaries of the Company:

●	Ever Auspicious International Limited (“HKCo”),

●	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”),

●	Tianjin Ganghui Information Technology Corp. (“Ganghui”),

●	Tianjin Hengjia Port Logistics Corp. (“Hengjia”),

●	Zhengji International Trading Corp. (“Zhengji”),

●	Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”).

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

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Qizhong to acquire all issued and outstanding stocks of Qizhong and completed the acquisition simultaneously. Qizhong is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobiles, including discounted gas, car washes, and body-shop repair and car maintenance. Beijing Goodcar Technology Development Co., Ltd. (“Beijing Goodcar”), Xiamen Goodcar Network Technology Co., Ltd. (“Xiamen Goodcar”), Wuhan Youlu Network Technology Co., Ltd (“Wuhan Youlu”), Chengdu Haoche Technology Development Co., Ltd. (“Chengdu Haoche”), Tianjin Goodcar Technology Development Co., Ltd (“Tianjin Goodcar”) and Chongqing Kaizhi Technology Co., Ltd. (“Kaizhi”) are wholly-owned subsidiaries of Qizhong (collectively, “Goodcar”). These services provided by Goodcar were then included in the Company’s segments of web-based advertising services and automobile value added services.

During 2013 and 2012, the Company deregistered Qizhong and its the wholly owned subsidiaries, including Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.  All of these subsidiaries’ operations have been assumed by their parent company, Qizhong.  The Company has disposed of the majority of the assets of these subsidiaries and transferred the remaining net assets to the Company’s other subsidiaries.

On November 22, 2013, the Company, through its wholly-owned subsidiary, Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), entered into a Cooperation Framework Agreement with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) with respect to the establishment of a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin”) that will own and operate a used car business. The establishment of this joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns the Tianjin Airport International Auto Mall, where the used car business will be operated.  Upon the acquisition of Zhonghe on November 30, 2013, the joint venture was established in accordance with the Cooperation Framework Agreement.  Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling RMB 8,000,000 and RMB 12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB 20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB 4,000,000 to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed an agreement (the “Auto Mall Acquisition Agreement”) with Hezhong (Tianjin) International Development Co., Ltd. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $38.8 million) was paid within 5 business days after the signing of the Agreement.  Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng.  Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

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

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s accounts receivable, receivables related to financing services, notes receivable, value added tax receivable, inventories, prepaid expenses, accounts payable, advances to suppliers, bank overdraft, lines of credit related to financing services, short-term borrowings, notes payable to suppliers, accrued expenses, customer deposits, deferred revenue, due to shareholders, due to director, and income tax payable as of December 31, 2013 and 2012 approximate fair value.

Other Comprehensive Income

Other comprehensive income consists of other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $1,719,488 and $223,954 for the years ended December 31, 2013 and 2012, respectively, are foreign currency translation adjustments.

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

Major Customers

During the year ended December 31, 2103, one customer accounted for 15.0% of the Company’s net revenue.  During the years ended December 31, 2012, one customer accounted for 16.2% of the Company’s net revenue.

Major Suppliers

One supplier accounted for 15.6% of the Company’s purchases during the year ended December 31, 2013.  One supplier accounted for 10.7% of the Company’s purchases during the year ended December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC are not protected by any insurance and such uninsured amounts totaled $14,997,279 and $8,850,433 as of December 31, 2013 and 2012, respectively.

Restricted Cash

The Company is required to maintain certain amounts of cash in its banks to secure certain banks’ letters of credit issued to its customers, certain draws on its lines of credit, short-term borrowings and notes payable to suppliers. Restricted cash to secure these bank lines is not protected by any insurance and such restricted cash totaled $29,665,536 and $27,015,351 as of December 31, 2013 and 2012, respectively.

Accounts and Notes Receivable

Accounts and notes receivable are stated at the amount the Company expects to collect. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience and other currently available evidence. Accounts and notes receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2013 and 2012, the Company had no allowance for doubtful accounts in respect of its accounts receivable; and had no allowance for doubtful accounts in respect of its notes receivable.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivable related to financing services historically and accordingly did not record any allowance of credit losses as of December 31, 2013 and 2012.

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of December 31, 2013 and 2012, reserve for obsolescence amounted to $193,379 and $0, respectively.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Buildings and land use rights	31 years
Computers	3 to 5 years
Office equipment, furniture and fixtures	3 to 5 years
Leasehold improvements	5 years
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company determined that there was no impairment of long-lived assets as of December 31, 2013 and 2012.

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

The Company uses a combination of valuation techniques, primarily using discounted cash flows to determine the fair values of its reporting units and market based multiples as supporting evidence. The variables and assumptions used, all of which are level 3 fair value inputs, including the projections of future revenues and expenses, working capital, terminal values, discount rates and long term growth rates. The market multiples observed in sale transactions are determined separately for each reporting unit are based on the weighted average cost of capital determined for each of the Company’s reporting units. In addition we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. The underlying assumptions used are based on historical actual experience and future expectations that are consistent with those used in the Company’s strategic plan. The Company compares the fair value of each of its reporting units to their respective carrying values, including related goodwill. We also compare our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our leverage or general expectations regarding future operating results and cash flows. In situations where the implied value of the Company under the Income or Market Approach is significantly different than our market capitalization, we re-evaluate and adjust, if necessary, the assumptions underlying our Income and Market Approach models. Our estimates of the fair values of these reporting units, and the related goodwill, could change over time based on a variety of factors, including the aggregate market value of the Company’s common stock, actual operating performance of the underlying businesses or the impact of future events on the cost of capital and the related discount rates used.

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

In November 2013, the Company recorded goodwill in the amount of $20,107,700 as a result of the Zhonghe acquisition.  As of December 31, 2013, no indication of goodwill impairment existed.

Intangible Assets

As of December 31, 2013, intangible assets consist of customer relations arose from the acquisition of Zhonghe.  Amortization is calculated using the straight-line method over five years.  Intangible assets are carried at cost less accumulated amortization.

During the fourth quarter of 2012, the Company recorded impairment charge of $926,110 (net of deferred taxes of $314,094) related to intangible assets acquired in the acquisition of Goodcar.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui. The noncontrolling interests in 2013 and 2012 are summarized as below:

	As of December 31,
	2013	2012

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%
Zhengji	2.0%	2.0%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2013 and 2012 and “net income attributable to noncontrolling interests” in the consolidated statements of income for the years ended December 31, 2013 and 2012.

Long Term Investment

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘equity loss—share of investee company losses’’ in the consolidated statements of income. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘ownership interests in investee company’’ in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Deferred Revenue

Deferred revenue includes amounts received from customers for which services revenue recognition is not yet appropriate. All deferred revenue is anticipated to be recognized within the next 12 months from the balance sheet dates.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services, (5) airport auto mall automotive services, and (6) auto mall management services. The financing services are provided to customers on automobiles not sold by the Company. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall, and (ii) equity income (loss) derived from Car King Tianjin.  Rental income from the Airport International Auto Mall is recognized based on the monthly rent agreed upon with our tenants.  The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss).

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

Cost of Revenue

Cost of revenue includes the purchase cost of the automobiles, inventory obsolescence, freight-in and all the direct costs related to the sales of the automobiles. All costs related to the Company’s distribution network are included in the cost of revenue.

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

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $35,000 and $14,000 of advertising expenses for the years ended December 31, 2013 and 2012, respectively. Advertising expense is included in the caption “Selling and Marketing” within operating expenses on the consolidated statements of income.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits.  The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2013 and 2012.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2013 and 2012, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Standards

The Company is not aware of any recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)           Business Combination

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement.  Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng.  Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

The following table summarizes the amounts of the identified assets acquired and liabilities assumed recognized at the acquisition date, November 30, 2013:

Cash and cash equivalent	$194,445
Restricted cash	1,469,124
Receivable from former shareholder	7,098,374
Inventories	1,416,386
Advances to suppliers	3,239,908
Value added tax receivable	240,786
Other current assets	1,787
Property, plant and equipment	72,640,016
Ownership interest in Car King Tianjin	652,944
Customer relations	555,002
Goodwill	20,107,700
Accounts payable and accrued expenses	(10,304)
Notes payable to suppliers	(4,897,080)
Customer deposits	(9,925)
Deferred revenue	(5,805)
Deferred taxes	(11,448,664)
Purchase price	$91,374,283

Cash to be remitted upon closing	$39,176,638
Debt payment installments	52,197,645
Total	$91,374,283

Acquisition related costs totaled $1,091,594 were included in general and administrative expenses during the year ended December 31, 2013.   Acquisition related costs included $986,000 related to the issuance of 340,000 shares of the Company’s common stock to two consultants for services directly related to this acquisition.  The value of these shares was determined based on the closing market price of the Company’s common stock on the acquisition date.

Substantial portion of the purchase price was related to the acquisition of the Airport International Auto Mall which was valued at $72,640,016.  Apart from the other identified net assets in the amount of $10,075,231 and deferred tax liabilities related to the book and tax basis differences on the real estate and intangible assets in the amount of $11,448,664, the excess of purchase price over the identified assets and liabilities was allocated to the goodwill in the amount of $20,107,700.  The Company believed the goodwill valuation represented (i) expected appreciation in the valuation of Airport International Auto Mall property, (ii) expected synergies and economies of scale from integration of the Company’s business with Zhonghe and newly formed Car King Tianjin in the used car business, (iii) expectation that owning the Airport International Auto Mall will create other business opportunities in the future and will provide more resources to capture these potential opportunities, (iv) defensive strategy to prevent our competitors from acquiring the airport international auto mall, (v) Zhonghe’s historical business.  The Company believed that the purchase price paid represented the fair value of the assets acquired.

The amounts of Zhonghe’ s revenue and net loss included in the Company’s consolidated income statement for the year ended December 31, 2013, and the revenue and net loss of the combined entity had the acquisition date been January 1, 2013, or January 1, 2012, are:

	Revenue	Net Loss Attributable to the Company

Actual results of Zhonghe from December 1 to December 31, 2013	$4,281,047	$(155,317)
Supplemental pro forma for the year ended December 31, 2013	$479,807,952	$(5,822,120)
Supplemental pro forma for the year ended December 31, 2012	$655,080,618	$(4,861,937)

(4)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	As of December 31,
	2013	2012

Collateral for bank’s issuance of letters of credit to the Company’s customers	$6,630,313	$4,527,214
Collateral for borrowings on the lines of credit related to financing services	8,733,869	-
Collateral for short-term borrowings	3,004,998	16,140,039
Collateral for notes payable to suppliers	11,296,356	6,348,098
	$29,665,536	$27,015,351

(5)	Notes Receivable

During the year ended December 31, 2012, the Company’s major customer paid for the purchases of the Company’s auto products by issuing notes receivable in an aggregate amount of approximately $1,587,024 (RMB 10,000,000). This note receivable was a short-term promissory note issued by the Bank of Dalian that entitled the Company to receive the full face amount from the bank at maturity, which was three months from the date of issuance in January 2013.  This note was fully collected in January 2013.

(6)	Property and Equipment, Net

A summary of property and equipment is as follows:

	As of December 31,
	2013	2012

Buildings and land use rights	$72,826,656	$-
Computers	217,717	126,474
Office equipment, furniture and fixtures	109,898	75,286
Leasehold improvements	34,368	33,328
Automobiles	1,117,383	1,058,949
	74,306,022	1,294,037
Less: Accumulated depreciation and amortization	1,328,037	979,911
	$72,977,985	$314,126

Depreciation and amortization expense for property and equipment amounted to $304,859 and $162,420 for the years ended December 31, 2013 and 2012, respectively.

(7)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of January 1, 2013	$-	$-	$-
Acquisition of Zhonghe	4,021,540	16,086,160	20,107,700
Translation adjustment	10,333	41,332	51,665

Balance as of December 31, 2013	$4,031,873	$16,127,492	$20,159,365

During the year ended December 31, 2013, the Company acquired Zhonghe.  We recorded a total of $20,107,700 goodwill related to this acquisition.  The Company allocated 80% of the goodwill to Sales of Automobiles segment and 20% of the goodwill to Airport Auto Mall Automotive Services based on the Company’s estimated expected present value of future cash flows for each of these segments.

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

(8)	Intangible Assets, Net

The Company’s customer relations acquired in connection with Zhonghe on November 30, 2013.  As of December 31, 2013, the customer relations is summarized as follows:

		As of December 31, 2013
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	1,426	-	(9,273)	547,155

During the fourth quarter of 2012, the Company recorded an impairment charge of $926,110 (net of deferred taxes of $314,094) related to intangible assets acquired in the acquisition of Goodcar.

Amortization expense for intangible assets was $9,267 and $179,063 for the year ended December 31, 2013 and 2012, respectively.

Estimated amortization of the intangible assets for the five succeeding years follows:

2014	$111,286
2015	111,286
2016	111,286
2017	111,286
2018	102,011
$547,155

(9)	Equity Investment in Car King Tianjin

On November 22, 2013, Zhonghe entered into a Cooperation Framework Agreement with Car King China with respect to the establishment of a joint venture to own and operate a used car business. The establishment of this joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns the Airport International Auto Mall, where the used car business will be operated.   Upon the acquisition of Zhonghe on November 30, 2013, the joint venture was established in accordance with the terms of the Cooperation Framework Agreement.  Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling RMB 8,000,000 and RMB 12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB 20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB 4,000,000 to Car King Tianjin in November 2013.  The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of December 31, 2013, the Company’s equity investment balance in Car King Tianjin was $577,904.

The Company’s investments in Car King Tianjin are accounted for using the equity method of accounting.  The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed income statement information:	Year Ended December 31 2013

Net sales	$-

Gross profit	-

Net loss	(191,651)

Company’s equity in net loss of investee	$(76,660)

Condensed balance sheet information:	As of December 31 2013

Current assets	$1,554,709

Non current assets	31,244

Total assets	$1,585,953

Current liabilities	$141,193

Equity	1,444,760

Current liabilities and equity	$1,585,953

(10)	Lines of Credit Related to Financing Services

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 10% to 15% of the purchase price of the automobiles. If customers default on payment, the banks take custody of the automobiles until the borrowings are fully repaid.

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of income. Interest expense related to these lines of credit was $2,537,905 and $3,374,466 for the years ended December 31, 2013 and 2012, respectively.

A summary of the Company’s line of credit related to financing services follows:

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $13,092,433 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the year ended December 31, 2013, the interest is charged at rates ranging between 1.80% and 5.19% per annum and is repayable within 3 months from the dates of drawing. As of December 31, 2013 and 2012, the Company had an outstanding balance of $3,930,068 and $10,542,205, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in June 2013 and was renewed for one year through June 2014 with substantially the same terms.

Agricultural Bank of China

In September 2012, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $85,100,812 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both, and one of which is a major customer.   During the year ended December 31, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 3.79% to 5.19% per annum and were repayable on the due dates which were determined prior to each draw. As of December 31, 2013 and December 31, 2012, the Company had outstanding balances of $0 and $40,085,271, respectively, under this facility line of credit.

In September 2013, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $85,100,812 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both, and one of which is a major customer.  During the year ended December 31, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 4.06% to 5.89% per annum and were repayable on the due dates which were determined prior to each draw. As of December 31, 2013 and December 31, 2012, the Company had outstanding balances of $55,298,731 and $0, respectively, under this facility line of credit.  The outstanding balance was secured by the amount of $8,733,869 and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of December 31, 2013 and December 31, 2012.

PuDong Development Bank

In December 2012, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $16,365,541 (RMB 100,000,000). During the year ended December 31, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 4.24% to 4.30% per annum. As of December 31, 2013 and December 31, 2012, the Company there were no outstanding balances under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is also a supplier and a customer of the Company, and matured in December 2013.

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $19,638,649 (RMB 120,000,000). During the year ended December 31, 2013, the borrowings under this facility line of credit bore interest at rates ranging from 4.24% to 4.25% per annum. As of December 31, 2013 and December 31, 2012, the Company had outstanding balances of $553,865 and $0, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2014.

China Zheshang Bank

In September 2012, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $24,548,311 (RMB 150,000,000). This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two unrelated parties which are also customers (including one major customer) of the Company, and matured in September 2013.

In September 2013, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $24,548,311 (RMB 150,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe,.  This facility matures in September 2014.

The borrowings under this facility line of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing. As of December 31, 2013 and December 31, 2012, the Company had outstanding balances of $6,390,648 and $900,542, respectively, under this facility line of credit.

(11)	Short Term Borrowings

Agricultural Bank of China

The Company entered into a term loan agreement with Agricultural Bank of China to obtain short term financing which is settled in US dollars.  The outstanding balance totaled $3,002,182 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of December 31, 2013 and December, 31, 2012. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.34% per annum, mature within six months from the dates of borrowing and are secured by the amount of $3,002,182 (RMB 18,344,534) and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of December 31, 2013 and December 31, 2012.

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

China Zheshang Bank

In August 2013 and September 2013, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate amount of $3,243,615 (RMB 19,904,114). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, a personal friend of Mr. Tong Shiping, and two unrelated parities, which are also customers (including one major customer) of the Company. The total outstanding balance of these agreements was $3,257,416 as of December 31, 2013.

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

(12)	Notes Payable to Suppliers

The Company issued certain notes payable to suppliers, which are guaranteed by the banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months.  Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts, if the Company does not settle the outstanding payable to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of December 31, 2013 and December 31, 2012, the Company had outstanding notes payable to suppliers in an aggregate amount of $13,092,433 (RMB 80,000,000) and $12,696,196 (RMB 80,000,000), respectively, of which Bank of Jinzhou will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,550,349 and $6,348,098 as guaranteed funds, which was classified as restricted cash as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $3,273,108 (RMB 20,000,000), respectively, of which China Zheshang Bank will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 100% of the notes amounts, or $3,273,108 (RMB 20,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2013, respectively.

As of December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $4,909,662 (RMB 30,000,000), respectively, of which Agricultural Bank of China will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 30% of the notes amounts, or $1,472,899 (RMB 10,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2013, respectively.

The purpose of this arrangement is to provide additional time for the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(13)	Long term debt

The Company has an outstanding debt due to the seller of Zhonghe, which was acquired by the Company on November 30, 2013.   The debt carries an interest at a rate of 6% per annum.  The debt is due in three installment payments of approximately $19.6 million (RMB120,000,000) each including interest and is secured by the real estate property where the Airport International Auto Mall is located.

Summary of this debt follows:

Outstanding debt balance	$51,012,804
Less current portion	(15,706,581)
Outstanding debt balance less current portion	$35,306,223

Future maturities of long-term debt, net of discount, are as follows:

2014	$15,706,581
2015	16,978,146
2016	18,328,077
$51,012,804

(14)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2013 and 2012.

The Company’s income tax provision amounted to $1,634,518 and $1,596,179, respectively, for the years ended December 31, 2013 and 2012 (an effective rate of 75.98% and 38.22% in 2013 and 2012, respectively). A reconciliation of the provision for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2013	2012

Computed tax at US federal statutory rate of 34%	$731,583	$1,420,079

Permanent differences:
Meals and entertainment (non-deductible portion)	29,581	44,114
Legal and professional fees (non-deductible portion)	226,520	226,569
Stock issuance in conjunction with Zhonghe acquisition	335,240	-
Gain on forgiveness of loan payable to Qizhong	545,396	-
Impairment of goodwill and intangible assets (non-deductible portion)	-	451,400
Tax rate difference between US and PRC on foreign earnings	(342,306)	(375,903)
Loss of Qizhong and its subsidiaries not deducted by other consolidation group entities as separated tax returns were filed	-	342,330
Change in valuation allowance	155,190	(443,726)
Other	(46,686)	(68,684)
	$1,634,518	$1,596,179

Details of income taxes	Year ended December 31,
	2013	2012
Current
US Federal	$-	$-
PRC	1,779,224	2,310,079
Total current	1,779,224	2,310,079

Deferred
US Federal	-	-
PRC	(144,706)	(713,900)
Total deferral	(144,706)	(713,900)

Total income taxes	$1,634,518	$1,596,179

	As of December 31,
	2013	2012
Details of deferred taxes
Deferred tax assets:
Impairment loss carryforwards	$-	$714,161
Net operating losses carryforwards	155,190	-
Inventory reserve	48,345	-
	203,535	714,161
Valuation allowance	(155,190)	-
Total deferred tax asset	48,345	714,161

Deferred tax liability:
Debt discount	1,580,616	-
Excess of book basis over tax basis – Airport International Auto Mall property	11,308,850	-
Intangible asset	136,789	-
Total deferred tax liability	13,026,255	-

Net deferred tax liability	$12,977,910	$-

Classification on consolidated balance sheets
Deferred tax assets
- Current	$48,345	$714,161

Deferred tax liability
- Current	$786,413	$-
- Non-current	12,239,842	-
Total deferred tax liabilities	$13,026,255	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $155,190 and $0 as of December 31, 2013 and 2012, respectively, are not more likely than not to be realized.  Accordingly the Company provided a valuation allowance amounting to $155,190 and $0 against the deferred tax assets as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company had unused net operating loss carryforward from its PRC subsidiaries in the amount of approximately $615,000 which may be applied against future taxable income and begins to expire after the year 2018.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $32.6 million as of December 31, 2013. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company is subject to income taxes in the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s tax filings are subject to the PRC tax bureau’s examination for a period up to 5 years. The Company is not currently under any examination by the PRC tax bureau

(15)	Retained Earnings

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2013 and December 31, 2012, the Company’s statutory reserve fund was approximately $3,790,000 and $3,559,000, respectively.

(16)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2013 and 2012, the Company made aggregate borrowings from Ms. Cheng Weihong of $862,200 and $852,075, respectively, and made repayments of $755,921 and $352,335  to Ms. Cheng Weihong. As of December 31, 2013 and 2012, the outstanding balances due to Ms. Cheng Weihong were $597,393 and $512,023, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company.  The amounts of $2,223,458 and $2,156,166 were outstanding as due to this former shareholder on the consolidated balance sheet as of December 31, 2013 and 2012, respectively

In connection with the Goodcar acquisition, the Company acquired the balances due to former owners of Qizhong of $1,084,905. Upon completion of the share issuance, these former owners of Qizhong then became shareholders of the Company.  In December 2012, the Company negotiated with these former owners of Qizhong with regard to the outstanding balance of these loans payable.  As a result of the negotiations, these loans were forgiven by these former owners of Qizhong due to the fact that certain key executives left Goodcar after the purchase and Goodcar’s operations had not been performing the way it was expected.   The formers owners were willing to forgive this debt since the actual performance of Qizhong after the acquisition was far below the performance forecast provided to the Company prior to the acquisition.  The Company recorded a gain on debt forgiveness in the amount of $1,139,861 (including outstanding debt balance of $1,084,905 and foreign currency translation adjustment of $54,956) as other income in the consolidated statements of income for the year ended December 31, 2012.

The balances as discussed above as of December 31, 2013 and 2012 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2013 and 2012, there was no imputed interest charged in relation to these balances.

(17)	Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2013. Rent expenses under operating leases were $122,691 in 2013 and $240,724 in 2012.  The leases expire at various dates through 2014.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Future minimum lease payments under non-cancelable operating leases were as follows:

2014	$42,909
Thereafter	-
$42,909

(18)	Segment Information

The Company has six principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising, and, (4) automobile value added services, (5) airport auto mall automotive services, and (6) auto mall management services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Year Ended December 31, 2013

			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$450,143,413	$6,893,986	$471,277	$740,338	$15,788	$970,255	$-	$459,235,057
Cost of revenue	449,748,338	2,560,052	38,201	22,150	-	10,675	-	452,379,416

Operating expenses
Selling and marketing	43,285	474,832	47,448	78,686	1,730	105,133	-	751,114
General and administrative	91,478	1,003,500	100,277	166,293	3,656	222,186	1,587,390	3,174,780
Total operating expenses	134,763	1,478,332	147,725	244,979	5,386	327,319	1,587,390	3,925,894
Income (loss) from operations	$260,312	$2,855,602	$285,351	$473,209	$10,402	$632,261	$(1,587,390)	$2,929,747

Year Ended December 31, 2012

			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$581,292,369	$7,085,357	$819,344	$1,178,274	$-	$939,760	$-	$591,315,104
Cost of revenue	576,062,562	3,462,653	282,044	240,017	-	10,442	-	580,057,718

Operating expenses
Selling and marketing	454,140	314,584	46,657	81,475	-	80,699	-	977,555
General and administrative	473,030	327,670	48,598	84,864	-	84,056	1,018,218	2,036,436
Impairment loss of goodwill and intangible assets	-	-	4,661,201	-	-	-	-	4,661,201
Total operating expenses	927,170	642,254	4,756,456	166,339	-	164,755	1,018,218	7,675,192
Income (loss) from operations	$4,302,637	$2,980,450	$(4,219,156)	$771,918	$-	$764,563	$(1,018,218)	$3,582,194

Total Assets			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

As of December 31, 2013	$93,650,624	$96,122,720	$1,820,264	$2,815,434	$65,077,390	$376,146	$1,693,047	$261,555,625

As of December 31, 2012	$76,548,467	$87,555,632	$213,155	$568,770	$-	$86,065	$1,223,627	$166,195,716

(17)	Subsequent Events

On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014.  The revenue and net income (loss) of the Company had the Cooperation Agreement’s termination date been January 1, 2013, or January 1, 2012, are:

	Revenue	Net Income (Loss) Attributable to the Company

Supplemental pro forma for the year ended December 31, 2013	$458,264,802	$(195,438)
Supplemental pro forma for the year ended December 31, 2012	$590,375,344	$1,870,098

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated: April 10, 2014

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer and Director	April 10, 2014
Tong Shiping	(Principal Executive Officer)

/s/ Wang Xinwei	Chief Financial Officer, Treasurer, Vice President and Director	April 10, 2014
Wang Xinwei	(Principal Accounting Officer)

/s/ Cheng Weihong	Senior Vice President (Head of Human Resources and General	April 10, 2014
Cheng Weihong	Administration) and Director

/s/ Howard S. Barth	Director	April 10, 2014
Howard S. Barth

/s/ Wang Wei	Director	April 10, 2014
Wang Wei

/s/ Yang Lili	Director	April 10, 2014
Yang Lili

/s/ Zou Baoying	Director	April 10, 2014
Zou Baoying

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)
Pursuant to that certain Contract on Import L/C Issuing Limits, dated as of September 13, 2012, by and between Tianjin Binhai Shisheng Business and Trade Group Co., Ltd. and the Agricultural Bank of China Tianjin Heping Sub-branch

10.2(3)	Termination Agreement, dated as of November 30, 2012, by and between Tianjin Shimao Auto Logistics Center Co., Ltd and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.3 (3)	Office Tenancy Contract, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.4 (3)	Office Tenancy Contract, effective as of December 1, 2012, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.5 (3)	Office Tenancy Contract, effective as of January 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6*
Contract on Import L/C Issuing Limits, dated as of September 26, 2013, by and between Tianjin Binhai Shisheng Business and Trade Group Co., Ltd. and the Agricultural Bank of China Tianjin Heping Sub-branch

10.7*	Office Tenancy Contract, effective as of December 1, 2013, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Zhengji International Trade Co., Ltd.
10.8*	Office Tenancy Contract, effective as of January 1, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (4)	Code of Business Conduct and Ethics
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Company’s Form SB2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.

(2)	Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchanges Commission on April 1, 2013.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.
*	Attached hereto