Form 10-Q
period 2014-03-31
China Auto Logistics Inc
filed 2014-05-15
CIK 1355042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-34393

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common Stock, $.001 par value per share	4,034,394 shares

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,364,520	$15,041,505
Restricted cash	38,116,578	29,665,536
Accounts receivable – trade, Car King Tianjin	324,575	-
Receivable related to auto mall management fees	-	255,712
Receivables related to financing services	104,290,689	68,568,562
Inventories	17,903,606	15,343,671
Advances to suppliers	42,189,218	38,074,096
Prepaid expenses	45,436	12,311
Value added tax refundable	714,859	283,478
Deferred tax assets	12,657	48,345
Total current assets	213,962,138	167,293,216

Property and equipment, net	71,722,521	72,977,985
Ownership interest in Car King Tianjin	280,028	577,904
Due from Car King Tianjin	1,298,301	-
Goodwill	19,990,877	20,159,365
Intangible assets, net	514,993	547,155
Total Assets	$307,768,858	$261,555,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,415,942	$2,439,429
Lines of credit related to financing services	94,060,031	66,173,312
Short term borrowings	34,612,971	6,259,598
Accounts payable	189,517	-
Notes payable to suppliers	11,360,132	21,275,203
Accrued expenses	398,536	236,599
Customer deposits	36,569,643	35,205,567
Deferred revenue	179,793	202,428
Payable related to acquisition of Zhonghe – current portion, net	15,883,504	15,706,581
Due to former shareholder	2,204,875	2,223,458
Due to director	504,380	597,393
Income tax payable	230,470	174,540
Deferred tax liability	718,202	786,413
Total current liabilities	199,327,996	151,280,521

Payable related to acquisition of Zhonghe, excluding current portion, net	35,685,728	35,306,223
Deferred tax liability	11,902,184	12,239,842
Total liabilities	246,915,908	198,826,586
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of March 31, 2014 and December 31, 2013	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	7,114,641	7,642,886
Retained earnings	30,184,501	31,530,669
Total China Auto Logistics Inc. shareholders’ equity	60,282,910	62,157,323
Noncontrolling interests	570,040	571,716
Total equity	60,852,950	62,729,039

Total liabilities and shareholders’ equity	$307,768,858	$261,555,625

The accompanying notes form an integral part of these condensed consolidated financial statements

 CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net revenue	$106,975,050	$107,625,066
Cost of revenue	105,551,253	105,397,347
Gross profit	1,423,797	2,227,719

Operating expenses:
Selling and marketing	186,527	170,034
General and administrative	1,244,832	593,363
Total operating expenses	1,431,359	763,397

(Loss) income from operations	(7,562)	1,464,322

Other income (expenses)
Interest income	60,900	222,288
Interest expense	(1,322,583)	(76,636)
Gain on disposal of property and equipment	11,694	-
Equity loss – share of investee company loss	(295,264)	-
Foreign exchange loss	(96)	(166,151)
Total other expenses	(1,545,349)	(20,499)

(Loss) income before income taxes	(1,552,911)	1,443,823

Income tax (benefit) expense	(205,873)	435,500

Net (loss) income	(1,347,038)	1,008,323

Less: Net (loss) income attributable to noncontrolling interests	(871)	988

Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,346,167)	$1,007,335

(Loss) earnings per share attributable to shareholders of China Auto Logistics Inc.– basic and diluted	$(0.33)	$0.27

Weighted average number of common share Outstanding – basic and diluted	4,034,494	3,694,394

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net (loss) income	$(1,347,038)	$1,008,323

Other comprehensive (loss) income
Foreign currency translation adjustments	(529,050)	89,371

Comprehensive (loss) income	(1,876,088)	1,097,694

Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,676)	1,252

Comprehensive (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,874,412)	$1,096,442

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net (loss) income	$(1,347,038)	$1,008,323

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation on property and equipment	672,605	28,153
Gain on disposal of property and equipment	(11,694)	-
Equity loss – share of investee company loss	295,264	-
Change of Inventory reserve	(142,203)	-
Change of deferred tax assets	35,551	-
Change of deferred tax liabilities	(101,202)	-

Changes in operating assets and liabilities:
Restricted cash	10,270,967	1,082,394
Accounts receivable – trade, Car King Tianjin	(327,033)	(3,353,088)
Receivable related to auto mall management fees	255,494	-
Receivables related to financing services	(36,569,995)	(14,271,668)
Notes receivable	-	(1,593,143)
Inventories	(2,566,324)	14,086,651
Advances to suppliers	(4,466,903)	(32,207,433)
Prepaid expenses, other current assets and other assets	(33,479)	16,308
Value added tax receivable	(437,033)	339,818
Accounts payable	190,380	262,260
Line of credit related to financing services	28,655,094	28,162,474
Notes payable to suppliers	(9,810,975)	-
Accrued expenses	164,962	(36,527)
Accrued interest	792,178	-
Value added tax payable	-	130,975
Customer deposits	1,670,872	12,388,325
Deferred revenue	(21,101)	(9,227)
Income tax payable	57,823	108,500
Net cash (used in) provided by operating activities	(12,773,790)	6,143,095

Cash flows from investing activities
Proceeds from disposal of property and equipment	17,954	-
Purchase of property and equipment	(652)	(1,864)
Advances to Car King Tianjin	(1,308,130)	-
Net cash used in investing activities	(1,290,828)	(1,864)

Cash flows from financing activities
Bank overdraft	(3,122)	-
Proceeds from short-term borrowings	31,875,389	5,842,297
Repayments of short-term borrowings	(3,254,646)	(18,582,569)
Decrease in restricted cash related to short-term borrowings	(19,035,807)	-
Proceeds from director	205,942	202,203
Repayments to director	(310,728)	(198,263)
Net cash provided by (used in) financing activities	9,477,028	(12,736,332)

Effect of exchange rate change on cash	(89,395)	37,884

Net decrease in cash and cash equivalents	(4,676,985)	(6,557,217)

Cash and cash equivalents at the beginning of period	15,041,505	8,888,749
Cash and cash equivalents at the end of period	$10,364,520	$2,331,532

Supplemental disclosure of cash flow information
Interest paid	$1,590,426	$788,038
Income taxes paid	$-	$544,000

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)           Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the “Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo.”), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co.  Ltd.  (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”) and Shisheng’s wholly owned and majority owned subsidiaries, Tianjin Ganghui Information Technology Corp. (“Ganghui”), Tianjin Hengjia Port Logistics Corp. (“Hengjia”), Zhengji International Trading Corp. (“Zhengji”), and Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”). The Company also has a 40% ownership interest in a joint venture between Zhonghe and Car King (China) Used Car Trading Co., Ltd. (“Car King Tianjin”).

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services, and (iv) airport auto mall automotive services, and (v) airport auto mall automotive services including selling used cars through Car King Tianjin and leasing the Airport International Auto Mall facility in Tianjin, China (the “Airport International Auto Mall”) to Car King Tianjin and other tenants.  The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014, and was not renewed. Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2014 and the results of its operations, and cash flows for the three-month periods ended March 31, 2014 and 2013.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.  The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2014 and December 31, 2013 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services, (5) airport auto mall automotive services. As indicated above, as of March 1, 2014, the Company no longer performs auto mall management services, and therefore, it will no longer recognize revenue related to such services.

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

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall, and (ii) equity income (loss) derived from Car King Tianjin.  Rental income from the Airport International Auto Mall is recognized based on the monthly rent agreed upon with our tenants.  The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s 40% ownership share of Car King Tianjin’s net income (loss).

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of March 31, 2014 and December 31, 2013.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2014 and 2013, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

(2)            Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	March 31,	December 31,
	2014	2013

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,883,790	$6,630,313
Collateral for lines of credit related to financing services	-	8,733,869
Collateral for short-term borrowings	21,872,656	3,004,998
Collateral for notes payable to suppliers	11,360,132	11,296,356
	$38,116,578	$29,665,536

(3)           Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2014	2013

Buildings and land use rights	$72,217,985	$72,826,656
Computers	216,625	217,717
Office equipment, furniture and fixtures	108,979	109,898
Leasehold improvement	34,080	34,368
Automobiles	1,092,497	1,117,383
	73,670,166	74,306,022
Less: Accumulated depreciation and amortization	1,947,645	1,328,037
	$71,722,521	$72,977,985

Depreciation and amortization expenses for property and equipment amounted to approximately $644,807 and $28,153 for the three months ended March 31, 2014 and 2013, respectively.

(4)           Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2013 and the three months ended March 31, 2014 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of January 1, 2013	$-	$-	$-
Acquisition of Zhonghe	4,021,540	16,086,160	20,107,700
Translation adjustment	10,333	41,332	51,665

Balance as of December 31, 2013	$4,031,873	$16,127,492	$20,159,365
Translation adjustment	(33,698)	(134,790)	(168,488)

Balance as of March 31, 2014	$3,998,175	$15,992,702	$19,990,877

(5)            Intangible Assets, Net

The Company acquired customer relations in connection with the acquisition of Zhonghe on November 30, 2013.  As of March 31, 2014 and December 31, 2013, the customer relations is summarized as follows:

		As of March 31, 2014
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	(3,224)	-	(36,785)	$514,993

		As of December 31, 2013
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	1,426	-	(9,273)	$547,155

Amortization expense for intangible assets was $27,798 and $0 for the three months ended March 31, 2014 and 2013, respectively.

(6)           Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting.  Car King Tianjin’s operations commenced on March 6, 2014.  The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed income statement information:	Three Months Ended March 31, 2014

Net sales	$604,766

Gross profit	156,784

Net loss	(738,160)

The Company’s equity in net loss of Car King Tianjin	$(295,264)

Condensed balance sheet information:	As of March 31 2014

Current assets	$2,370,497

Non current assets	944,181

Total assets	$3,314,678

Current liabilities	$2,614,607

Equity	700,071

Current liabilities and equity	$3,314,678

The Company’s ownership interest in Car King Tianjin	$280,028

(7)           Bank Overdraft

In March 2013, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,439,429 (RMB 15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate at 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matured in December 2013.  The outstanding balance of this facility was $2,439,429 as of December 31, 2013.

In January 2014, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,434,314 (RMB 15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matures in December 2014.  The outstanding balance of the facility was $2,415,942 as of March 31, 2014.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $972,638 and $569,976 for the three months ended March 31, 2014 and 2013, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,983,008 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the three months ended March 31, 2014, the interest is charged at rates ranging between 4.54% and 4.84% per annum and is repayable within 3 months from the dates of drawing. As of March 31, 2014 and December 31, 2013, the Company had an outstanding balance of $10,279,942 and $3,930,068, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in June 2013 and was renewed for one year through June 2014 with substantially the same terms.

Agricultural Bank of China

In September 2013, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $84,389,555 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both.  During the three months ended March 31, 2014, the borrowings under this facility line of credit bore interest at rates ranging from 4.83% to 6.19% per annum and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2014 and December 31, 2013, the Company had outstanding balances of $66,980,432 and $55,298,731, respectively, under this facility line of credit.  The outstanding balance was secured by the amount of $0 and $8,733,869 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $19,474,513 (RMB 120,000,000). During the three months ended March 31, 2014, the borrowings under this facility line of credit bore interest at rates ranging from 4.23% to 5.44% per annum. As of March 31, 2014 and December 31, 2013, the Company had outstanding balances of $8,147,895 and $553,865, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2014.

China Zheshang Bank

In September 2013, the Company entered into a facility line of credit agreement with China Zheshang Bank.  Under the terms of the agreement, the Company could borrow a maximum amount of $24,343,141 (RMB 150,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe.  This facility matures in September 2014.  The borrowings under this facility line of credit bear interest at a rate of 5.00% per annum and are repayable within 3 months from the dates of drawing. As of March 31, 2014 and December 31, 2013 the Company had outstanding balances of $7,993,168 and $6,390,648, respectively, under this facility line of credit.

Industrial and Commercial Bank of China

In February 2014, the Company obtained a facility from Industrial and Commercial Bank of China. Under the terms of the agreement, the Company can borrow a maximum amount of $16,228,761 (RMB100,000,000).  The facility line of credit is guaranteed by Hezhong (Tianjin) International Development Ltd. Co., Zhonghe’s former owner. During the three months ended March 31, 2014, the borrowings under this facility line of credit bore interest at a rate of 3.83% per annum and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2014 and December 31, 2013, the Company had outstanding balances of $658,594 and $0, respectively, under this facility line of credit.

(9)            Short Term Borrowings

Agricultural Bank of China

In order to obtain short term financing, the Company entered into a term loan agreement in December 2013 with Agricultural Bank of China, which is settled in US dollars.  The outstanding balance totaled $2,977,090 and $3,002,182 of short term foreign currency borrowings as of March 31, 2014 and of December 31, 2013, respectively. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.34% per annum, mature within six months from the dates of borrowing and are secured by the amount of $2,979,883 and $3,004,998 (RMB 18,361,739), respectively, deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, the Company entered into six term loan agreements with Agricultural Bank of China to obtain short term financing, which are settled in US dollars.  The outstanding balance totaled $18,652,872 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of March 31, 2014 and December, 31, 2013. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.33% per annum, mature within six months from the dates of borrowing and are secured by the amount of $18,892,773 (RMB 116,415,381) and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

In March 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing.  Under the terms of the agreement, the Company can borrow up to $9,737,256 (RMB 60,000,000).  The outstanding balance totaled $9,737,256 as of March 31, 2014.  This short term loan bears interest at a rate of 6.6% per annum, matures in March 2015, and is secured by the Airport International Auto Mall and related land use rights.

China Zheshang Bank

In August 2013 and September 2013, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate amount of $3,243,615 (RMB 19,904,114). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, an unrelated party who is a personal friend of Mr. Tong Shiping, and two unrelated parities, who are also customers of the Company. The total outstanding balance of these agreements was $3,257,416 as of December 31, 2013.  This loan was repaid in March 2014.

In February 2014, the Company entered into two loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,245,752 (RMB 20,000,000). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, an unrelated party who is a personal friend of Mr. Tong Shiping, and two unrelated parties, who are also customers of the Company. The total outstanding balance of these agreements was $3,245,753 as of March 31, 2014.

(10)         Notes Payable to Suppliers

From time to time, the Company issues notes payable to suppliers, which are guaranteed by various banks. The terms of these notes payable vary depending on the negotiations with the suppliers. Typical terms are in the range of three to six months.  Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts if the Company does not settle the outstanding amount payable to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of March 31, 2014 and December 31, 2013, the Company had eight outstanding notes payable to suppliers, maturing in May 2014, in an aggregate amount of $3,245,752 and $3,273,108 (RMB 20,000,000), respectively, the payment of which was guaranteed by China Zheshang Bank for a period of six months  . The Company was required to maintain 100% of the note amounts of $3,245,752 and  $3,273,108 (RMB 20,000,000), respectively, as guaranteed funds, which was classified as restricted cash as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the Company had two outstanding notes payable to suppliers, maturing in August 2014, in an aggregate amount of $3,245,752 (RMB 20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain 100% of the notes amounts, or $3,245,752 (RMB 20,000,000), respectively, as guaranteed funds, which was classified as restricted cash as of March 31, 2014, respectively.

As of March 31, 2014 and December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $4,868,628 and $4,909,662 (RMB 30,000,000), respectively, the payment of which was guaranteed by Agricultural Bank of China for a period of six months. The Company was required to maintain $4,868,628 (RMB 30,000,000) and $1,472,899 (RMB 10,000,000), respectively, as guaranteed funds, which was classified as restricted cash as of March 31, 2014 and December 31, 2013.

As of December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $13,092,433 (RMB 80,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,550,349, as guaranteed funds, which was classified as restricted cash as of December 31, 2013.  These notes payable were repaid during the three months ended March 31, 2014.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(11)         Long term debt

The Company has outstanding debt due to the seller of Zhonghe, which was acquired by the Company on November 30, 2013.   The debt carries interest at a rate of 6% per annum.  The debt is due in three installment payments of approximately $19.6 million (RMB120,000,000) each, including interest, and is secured by the real estate property where the Airport International Auto Mall is located.

A summary of this debt follows:

Outstanding debt balance	$51,569,232
Less current portion	(15,883,504)
Outstanding debt balance less current portion	$35,685,728

(12)         Major Customers and Suppliers

One customer accounted for 23% of the Company’s net revenue for the three months ended March 31, 2014.  Two customers accounted for a total of 30% of the Company’s net revenue during the three months ended March 31, 2013.

One supplier accounted for 15% of the Company’s purchases during the three months ended March 31, 2014.  One supplier accounted for 25% of the Company’s purchases during the three months ended March 31, 2013.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of March 31, 2014 and December 31, 2013, the Company’s statutory reserve fund was approximately $3,855,000 and $3,790,000, respectively.

(14)         Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a Director and Senior Vice President of the Company.  Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping.  As of March 31, 2014 and December 31, 2013, the outstanding balances due to Ms. Cheng Weihong were $504,380 and $597,393, respectively.

One of the Company’s former shareholders, Sino Peace Limited, paid accrued expenses through 2012 on behalf of the Company.  As of March 31, 2014 and December 31, 2013, the outstanding balances due to Sino Peace Limited were $2,204,875 and $2,223,458, respectively.

The balances as discussed above as of March 31, 2014 and December 31, 2013 are interest-free, unsecured and have no fixed term of repayment.  During the three months and three months ended March 31, 2014 and 2013, there was no imputed interest charged in relation to these balances.

In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023.  Rent for the year of 2014 is approximately $1.3 million (RMB8,000,000), for a monthly rate of approximately $109,000 (RMB 666,667). During the three months ended March 31, 2014, the Company recognized rental income of $327,033 (RMB 2,000,000) related to this lease.  Accounts receivable due from Car King Tianjin amounted to $324,575 as of March 31, 2014.

The Company made loans to Car King Tianjin for working capital purposes during the quarter ended March 31, 2014.  Outstanding balances due from Car King Tianjin amounted to $1,298,301 as of March 31, 2014.

(15)         Segment Information

The Company has five principal operating segments: (1) sales of automobiles, (2) financing services, (3) web-based advertising, (4) automobile value added services, and (5) airport auto mall automotive services.  Effective March 1, 2014, the Company ceased providing auto mall management services due to the expiration on February 28, 2014 of the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China.  The Company’s operating segments are determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended March 31, 2014

					Airport
			Web-based	Automobile	Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Services	Corporate	Total

Net revenue	$104,729,835	$1,543,169	$74,702	$125,110	$337,263	$164,971	$-	$106,975,050
Cost of revenue	104,554,142	980,735	5,943	8,097	-	2,336	-	105,551,253

Operating expenses
Selling and marketing	23,017	73,683	9,008	15,329	44,184	21,306	-	186,527
General and administrative	76,805	245,869	30,058	51,152	147,435	71,096	622,417	1,244,832
Total operating expenses	99,822	319,552	39,066	66,481	191,619	92,402	622,417	1,431,359
Income (loss) from operations	$75,871	$242,882	$29,693	$50,532	$145,644	$70,233	$(622,417)	$(7,562)

Three Months Ended March 31, 2013

	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Auto Mall Management Services	Corporate	Total

Net revenue	$104,836,860	$1,899,410	$212,484	$438,972	$-	$237,340	$-	$107,625,066
Cost of revenue	104,800,126	575,544	13,511	5,568	-	2,598	-	105,397,347

Operating expenses
Selling and marketing	2,804	101,046	15,187	33,080	-	17,917	-	170,034
General and administrative	4,892	176,309	26,499	57,720	-	31,262	296,681	593,363
Total operating expenses	7,696	277,355	41,686	90,800	-	49,179	296,681	763,397
Income (loss) from operations	$29,038	$1,046,511	$157,287	$342,604	$-	$185,563	$(296,681)	$1,464,322

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Auto Mall Management Services	Corporate	Total
As of March 31, 2014	$96,858,281	$140,468,491	$660,850	$2,579,812	$65,842,877	$-	$1,358,547	$307,768,858

As of December 31, 2013	$93,650,624	$96,122,720	$1,820,264	$2,815,434	$65,077,390	$376,146	$1,693,047	$261,555,625

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2013.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), entered into a Cooperation Framework Agreement with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) with respect to the establishment of a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin,”) which will own and operate a used car business.  The establishment of Car King Tianjin was contingent upon the successful completion by the Company of the acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area  where the used car business is to be operated.  Upon the acquisition of Zhonghe on November 30, 2013, Car King Tianjin was established in accordance with the terms of the Cooperation Framework Agreement.  Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling RMB 8,000,000 and RMB 12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB 20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB 4,000,000 to Car King Tianjin in November 2013.  The Company is entitled to 40% of Car King Tianjin’s net profit or loss.  In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023.  Rent for the year of 2014 is approximately $1.3 million (RMB8,000,000), for a monthly rate of approximately $109,000 (RMB 666,667). During the three months ended March 31, 2014, the Company recognized rental income of $327,033 (RMB 2,000,000) related to this lease.  Accounts receivable due from Car King Tianjin amounted to $324,575 as of March 31, 2014.

On November 30, 2013, Shisheng signed an agreement (the “Auto Mall Acquisition Agreement”) with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.2 million, net of cash received) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $38.8 million) was paid within 5 business days after the signing of the Agreement.  Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng.  Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014 and was not renewed.  Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com), Also, the Company sells imported automobiles and as the only one-stop service provider in Tianjin provides dealer financing to our customers.  Through the acquisition of Zhonghe and the establishment of Car King Tianjin  in November 2013, we entered into the used car sales market.  We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long term growth.  In addition, we intend to use the Tianjin Airport International Auto Mall which was acquired through the acquisition of Zhonghe, to expand into the retail automobile sales market which may generate higher overall gross margins.

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

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall to Car King Tianjin and other tenants, and (ii) equity income (loss) derived from Car King Tianjin.  Rental income from the Airport International Auto Mall is recognized based on the monthly rent agreed upon with our tenants.  The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s 40% ownership share of Car King Tianjin’s net income (loss).

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2014, the deferred tax assets amounted to $12,657 and deferred tax liabilities amounted to $12,620,386.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $32.9 million as of March 31, 2014. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2014 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2014, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31, 2014	% of net revenue	Three Months Ended March 31, 2013	% of net revenue	Change in %
Net revenue	$106,975,050	100.00%	$107,625,066	100.00	(0.60)%
Cost of revenue	105,551,253	98.67%	105,397,347	97.93	0.15%
Gross profit	1,423,797	1.33%	2,227,719	2.07	(36.09)%
Operating expenses	1,431,359	1.34%	763,397	0.71	87.50%
Income (loss) from operations	(7,562)	(0.01)%	1,464,322	1.36	(100.52)%
Other expenses	(1,545,349)	(1.44)%	(20,499)	(0.02)	7,438.54%
Income before income taxes and noncontrolling interests	(1,552,911)	(1.45)%	1,443,823	1.34	(207.56)%
Net (loss) income	(1,347,038)	(1.26)%	1,008,323	0.94	(233.59)%
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,346,167)	(1.26)%	$1,007,335	0.94	(233.64)%

For the three months ended March 31, 2014, our net revenue decreased 0.6% to $106,975,050, from $107,625,066 for the same period in 2013, and our cost of revenue increased 0.15% to $105,551,253 from $105,397,347 for the same period in 2013. Our gross profit margin decreased 36.09% to 1.33% for the three months ended March 31, 2014 from 2.07% for the same period in 2013.  As compared to the same period in 2013, our gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2014 decreased 36.09% to $1,423,797, decreased 100.52% to $(7,562), decreased 233.59% to $(1,347,038), and decreased 233.64% to $(1,346,167), respectively, primarily due to a decrease in financing services revenue and the increase in depreciation expense on the Airport International Auto Mall property and the increase in interest expense on the payable related to the acquisition of Zhonghe.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31, 2014	% of net revenue	Three Months Ended March 31, 2013	% of net revenue	Change in %
Net revenue	$106,975,050	100.00%	$107,625,066	100.00%	(0.60)%
- Sales of Automobiles	104,729,835	97.90%	104,836,860	97.41%	(0.10)%
- Financing Services	1,543,169	1.44%	1,899,410	1.76%	(18.76)%
- Web-based Advertising Services	74,702	0.07%	212,484	0.20%	(64.84)%
- Automobile Value Added Services	125,110	0.12%	438,972	0.41%	(71.50)%
- Airport Auto Mall Automotive Services	337,263	0.32%	-	-%	-
- Auto Mall Management Services	164,971	0.15%	237,340	0.22%	(30.49)%

Sales of Automobiles

Net revenue from sales of automobiles decreased 0.1% to $104,729,835 for the three months ended March 31, 2014 from $104,836,860 for the same period in 2013.  During the three months ended March 31, 2014 and 2013, the Company sold 981 automobiles and 1,256 automobiles, respectively, representing a decrease of approximately 22% in volume.  The average unit selling price per automobile increased to $106,000 for the three months ended March 31, 2014 from $84,000 for the same period in 2013.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to expand our market share and maintain our market leader status.  During the three months ended March 31, 2014, sales for our top three selling brands, BMW, Land Rover, and Mercedes Benz accounted for 65% of our total net automobile sales.  Toyota dropped off our top three list and ranked number four in terms of sales amounts during the three months ended March 31, 2014.  During the three months ended March 31, 2013, sales for our top three selling brands, BMW, Mercedes Benz and Toyota accounted for 83% of our net automobile sales.  Average selling prices for Land Rover increased 15% during the three months ended March 31, 2014 compared to the same period of 2013 while the average selling prices for BMW and Mercedes Benz increased slightly during the three months ended March 31, 2014 compared to the same period of 2013.  Average selling prices for Toyota were typically lower compared to our other top selling luxury brands.  Although sales of Toyota declined 53% during the three months ended March 31, 2014 compared to the same period of 2013, the overall average selling price of Toyota increased during the current period.   Our gross margin for sales of automobiles increased to 0.17% for the three months ended March 31, 2014 from 0.04% for the three months ended March 31, 2013 and from 0.09% for the full year of 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 33% and 31% of the Company’s sales during the three months ended March 31, 2014 and 2013, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended March 31, 2014 decreased 18.76% to $1,543,169 from $1,899,410 for the same period in 2013.  The Company had aggregate credit lines of approximately $157 million (RMB 97,000,000) and had approximately $94.1 million drawn on our lines as of March 31, 2014.  In addition to the facility lines of credit agreements with various banks, the Company had $34.6 million of short-term borrowings with Agricultural Bank of China and China Zheshang Bank as of March 31, 2014. We had approximately $80 million drawn on our $136 million lines of credit as of March 31, 2013.   The gross margin for our Financing Services segment decreased to 36.45% for the three months ended March 31, 2014 from 69.7% for the three months ended March 31, 2013.

Our Financing Services revenue consists of two portions: the interest income and fee income.  Revenue from the fee income portion of our Financing Services decreased during the three months ended March 31, 2014 as a result of lower fee income generated during the period.  Excluding revenue from the interest income portion of $972,638 and $569,976 in the three months ended March 31, 2014 and 2013, respectively, revenue from the fee income portion decreased 57.08% to $570,531 for the three months ended March 31, 2014 from $930,370 for the same period in 2013.   After strong growth in our fee income beginning in 2012 and continuing through the second quarter of 2013, we began to see a flattening of our fee income revenue, which declined starting in the third quarter of 2013.  A significant part of our financing income was related to fees charged to our customers for extending temporary credit beyond the financing terms contracted with banks.  Because we made payments of RMB240M related to the Zhonghe acquisition in December 2013, and have been providing working capital to Car King Tianjin, our cash flow is not as flexible as it was prior to these  transactions.  We are therefore unable to offer temporary credit term extensions for our customers and, as a result, we are temporarily no longer offering this service until we have the additional working capital necessary to facilitate this service.

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

Our lines of credit are with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, and China ZheShang Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms.  Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines.  Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services.  However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services (“Web-based Advertising Services”).  We currently operate in one single city in Tianjin. In the three months ended March 31, 2014 and 2013, all of our revenue from our websites was generated by subscription fees and advertisements.  Revenues from our Web-based Advertising Services decreased 64.84% from $212,484 for the three months ended March 31, 2013 to $74,702 for the same period in 2014.   Starting in the first quarter in 2013, we shifted the focus of our website operations from generating advertising revenue to providing automotive information to our website visitors.  We have created a platform, which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and Financing Services. We are willing to sacrifice our advertising revenue in the near term to create opportunities for increased growth of our other service products.  By offering extensive automotive information and news, we hope to attract more potential customers to our websites.

Automobile Import Value Added Services

In addition to a shortage of working capital, all automobile dealers in China, whether they are authorized agents or general dealers, contend with cumbersome procedures relating to the import business. The imported automobile service industry has developed to address these barriers by providing customs clearance, storage and delivery services for the dealers and agents (collectively, “Value Added Services”). Once vehicles are cleared through customs, we offer a value-added delivery service to inland China (by air, by sea or by truck). Our revenues from Value Added Services decreased 71.5% from $438,972 for the three months ended March 31, 2013 to $125,110 for the three months ended March 31, 2014.

Airport Auto Mall Automotive Services

As a result of our acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, we intend to operate two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall facility. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility.  We are currently finalizing our operating plans to determine the best and most profitable uses for this facility, and we expect this facility will not be fully operational until the second half of 2014.  During the three months ended March 31, 2013, we generated rental income of $337,263 including $327,033 for rental income generated from leasing the Airport International Auto Mall to Car King Tianjin which began to operate in March 2014.  Since we own less than 50% of Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center (“Auto Mall Management Services”) for a one-year period for an aggregate consideration of $1,000,000.  This agreement had been renewed annually.  This agreement expired according to its terms on February 28, 2014, and therefore,   as of March 1, 2014, the Company no longer provides Auto Mall Management Services.  Our Auto Mall Management Services revenue for the three months ended March 31, 2014 and 2013 was $164,971 and $237,340, respectively.  This 30.49% decrease was due primarily due to the expiration of the management agreement two months into the quarter, which meant that we only recognized two months of revenue during the three months ended March 31, 2014 compared to a full quarter’s revenue during the three months ended March 31, 2013.

Cost of Revenue

	Three Months Ended March 31, 2014	% of net revenue	Three Months Ended March 31, 2013	% of net revenue	Change in %
Net revenue	$106,975,050	100.00%	$107,625,066	100.00%	(0.60)%

Cost of revenue	105,551,253	98.67%	105,397,347	97.93%	0.15%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue increased 0.15%, from $105,397,347 for the three months ended March 31, 2013 to $105,551,253 for the three months ended March 31, 2014.  Our cost of revenue percentage increased, not in proportion to the decrease in our revenue, primarily due to the higher cost of revenue percentage of our financing revenue caused by the lower fee income revenue during the three months ended March 31, 2014.   Sales of automobiles accounted for 97.9% of our total revenue for the three months ended March 31, 2014 as compared to 97.4% for the three months ended March 31, 2013.  Automobile sales traditionally generate high revenues but low gross margins.   As the gross margin of our automobile sales has stabilized and shifted slightly higher compared to the same period of 2013 and the full year of 2013, we hope that our overall gross margin will stabilize through the remainder of 2014.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended March 31, 2014	% of total	Three Months Ended March 31, 2013	% of total	Change in %
Operating Expenses
- Selling and Marketing	$186,527	13.03%	$170,034	22.27%	9.70%
- General and Administrative	1,244,832	86.97%	593,363	77.73%	109.79%
Total	$1,431,359	100.00%	$763,397	100.00%	87.50%

During the three months ended March 31, 2014, our total operating expenses increased 87.5% to $1,431,359 from $763,397 for the same period in 2013.  This increase was primarily a result of a 109.79% increase in general and administrative expenses to $1,244,832 for the three months ended March 31, 2014 from $593,363 for the same period in 2013.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in
	2014	2013	%
Primary selling and marketing expenses
- Payroll	$41,224	$34,214	20.49%
- Staff-related costs	29,117	16,012	81.84%
- Office expenses	8,158	11,764	(30.65)%
- Advertising and promotion	5,484	3,186	72.13%
- Entertainment	14,680	17,772	(17.40)%
- Rent	24,933	29,059	(14.20)%

Payroll expenses increased 20.49% during the three months ended March 31, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe.  Staff-related costs increased primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits.   Office expenses fluctuate from time to time depending on our needs.  We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 17.4% for the three months ended March 31, 2014.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the reduced exhibition spaces rented in the Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March 31,		Change in
	2014	2013	%
Primary general and administrative expenses
- Payroll	$85,311	$71,890	18.67%
- Staff- related costs	23,741	20,645	15.00%
- Entertainment	41,154	12,530	228.44%
- Depreciation	644,889	28,153	2,190.66%
- Legal and professional fees	258,555	241,322	7.14%

Payroll expenses increased 18.67% during the three months ended March 31, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe.  Staff-related costs increased 15% during the three months ended March 31, 2014, which was in proportion to the increase in our payroll expenses.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses increased 2,190.66% due to the depreciation expense on the Airport International Auto Mall acquired in November 2013.  Legal and professional fees increased 7.14% for the three months ended March 31, 2014 primarily due to the professional fees related to the acquisition of Zhonghe took place in November 2013.

Income from Operations

Income from operations decreased 100.52% for the three months ended March 31, 2014 to a loss of $7,562 from an income of $1,464,322 in the same period in 2013.  Our gross profit decreased 36.09% to $1,423,797 for the three months ended March 31, 2014 from $2,227,719 for the same period in 2013.   The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which generated higher profit margins compared to the sales of automobiles, declined to approximately $1,742,981 during the three months ended March 31, 2014 as compared to approximately $2,550,866 in the same period in 2013, due to the decline in revenues in each of these segments, especially the Financing Service segment.  Our operating income for these three segments decreased to an aggregate amount of $323,107 for the three months ended March 31, 2014 from $1,546,402 for the three months ended March 31, 2013.  The top performing segment continued to be Financing Services, which has been the focus of our expansion since 2012, but we have seen a significant slowdown of this segment primarily due to a significant portion of our working capital, which was previously used to finance thisg segment, being used for the Zhonghe acquisition payments and for working capital loans to Car King Tianjin.  For our newly added Airport Auto Mall Automotive Services segment, we generated gross profit of $337,263 through rental income and operating income of $122,477 for the three months ended March 31, 2014 which we did not have during the same period of 2013.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $1,322,583 during the three months ended March 31, 2014 compared to $76,636 during the same period of 2013.  The increase of $1,245,947 or 1,625.8% was primarily due to the interest incurred on the payables related to the Zhonghe acquisition and the interest on the increased balances of our short-term borrowings.

Gain on disposal of property and equipment of $11,694 during the three months ended March 31, 2014 was related to receipt of the proceeds of an insurance claim over the net book value of an automobile used by the Company.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings.  Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $295,264 during the three months ended March 31, 2014 represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest.  Car King Tianjin began operations in March 2014 and it is expected that Car King Tianjin will be fully operational in the second half of 2014.

Inflation

We believe that inflation has had a negligible effect on operations for the three month period ended March 31, 2014.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(12,773,790)	$6,143,095
Net cash used in investing activities	(1,290,828)	(1,864)
Net cash provided by (used in) financing activities	9,477,028	(12,736,332)
Effect on exchange rate change on cash	(89,395)	37,884
Cash and cash equivalents at beginning of period	15,041,505	8,888,749
Cash and cash equivalents at end of period	10,364,520	2,331,532

Operating Activities

During the three months ended March 31, 2014, we had net cash used in operating activities of $12,773,790 as compared to net cash   provided by operating activities of $6,143,095 during the same period of 2013.   Net cash used in operating activities during the three months ended March 31, 2014 primarily consisted of a net loss of $1,347,038, an increase in lines of credit related to financing services of $36,569,995 due to a larger outstanding receivables balance at March 31, 2014, an increase in inventories of $2,566,324 due to a gradual increase in inventories,  an increase in advances to suppliers of $4,466,903 due to the building up of our inventory orders in order to increase our inventory selections for our customers, and a decrease in notes payable to suppliers of $9,810,975 due to repayments made in the quarter to settle certain payables when they became due.  The net amount for cash used in operating activities was partially offset by a decrease in restricted cash of $10,270,967 due to fewer banks requiring restricted cash to grant lines of credit and issue letters of credit, and an increase in payables related to financing services of $28,655,094 due to larger outstanding balances on the draws on the lines of credit related to Financing Services.

Net cash provided by operating activities during the three months ended March 31, 2013 primarily consisted of net income of $1,008,323, a decrease in restricted cash of $1,082,394 due to fewer banks requiring restricted cash for issuing letters of credit, an increase in accounts receivable of $3,353,088 due to special credit extended to certain long term customers, an increase in receivables related to Financing Services of $14,271,668 due to a stronger Financing Services business, an increase in notes receivable of $1,593,143 due to additional notes being issued, a decrease in inventories of $14,086,651 due to strong automobile sales prior to the Chinese Spring Festival, an increase in advances to suppliers of $32,207,433 due to an increase in automobile orders to suppliers in order to replenish our inventories, an increase in lines of credit related to Financing Services of $28,162,474 due to a strong Financing Services business, and an increase in customer deposits of $12,388,325 due to strong customer orders for automobiles and Financing Services.

Investing Activities

We received cash proceeds of $17,954 related to the disposal of an automobile used by the Company during the three months ended March 31, 2014.

We had net purchases of property and equipment in the amount of $652 and $1,864, respectively, during the three months ended March 31, 2014 and 2013.

We loaned $1,308,130 to Car King Tianjin for its working capital needs during the three months ended March 31, 2014.

Financing Activities

During the three months ended March 31, 2014, net cash provided by financing activities was $9,477,028, as compared to $12,736,332 of net cash used in financing activities during the same period in 2013.  The net cash provided by financing activities during the three months ended March 31, 2014 mainly represented net borrowing proceeds on short-term loans from banks in the amount of $28,620,743 d.  Cash payments related to the increase in restricted cash required by these short-term borrowings were $19,035,807 during the three months ended March 31, 2014.  In addition, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $205,942 and repaid $310,728 during the three months ended March 31, 2014.   The net cash used in financing activities during the three months ended March 31, 2013, mainly represented net repayments on short-term loans from banks in the amount of $12,740,272..  In addition, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of 202,203 and repaid $198,263 during the three months ended March 31, 2013.

Our total cash and cash equivalents increased to $10,364,520 as of March 31, 2014, as compared to $2,331,532 as of March 31, 2013.

Working Capital

As of March 31, 2014, the Company had working capital of $14,634,142 compared to working capital of $16,012,695 as of December 31, 2013.

We aim to continue to improve the level of working capital through increased revenue and efficiently controlling costs.  The Company adopted measures to lower holding costs of inventories and to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, Industrial and Commercial Bank of China, and China Zheshang Bank during the fiscal quarter. As of March 31, 2014, the Company had aggregate credit lines of $157 million (RMB970,000,000) and had outstanding balances under these credit lines of $94.1 million, which amount was directly related to our  Financing Services operations. In May 2014, we obtained a facility from China Minsheng Bank to borrow up to $12,983,008 (RMB80,000,000).  As of May 9, 2014, the Company had aggregate credit lines of $170 million (RMB1.05 billion) with its banks.

As of March 31, 2014, we had an aggregate outstanding loan balance of $34,612,971 related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank.  These loans carried interest at rates ranging from 1.73% to 5.6% per annum and maturity dates between six months to one year from the original loan agreement dates.   These loans were used for our working capital.  We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms.  In order to expand our revenues on sales of automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders.  As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion. In April 2014, we entered into an additional short-term loan agreement with Agricultural Bank of China in the amount of $4,868,628 (RMB30,000,000) which carries an interest rate of 6.6% and matures in March 2015.

We had an overdraft of $2,415,942 with Pudong Development Bank as of March 31, 2014 pursuant to an Overdraft Agreement which expires in December 2014.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB 240,000,000) was paid within 5 business days after the signing of the Agreement.  As of March 31, 2014, we had an outstanding debt balance of $51,569,232 including interest.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

A.             Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we identified a material weakness in the design and operation of our internal controls.  The material weakness is: the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors.

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

(a)   There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended March 31, 2014.

Item 6.    Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Lease Contract for Use Right of Building and Land, dated January 1, 2014, by and between Tianjin Zhonghe Auto Sales Service Co., Ltd. and Tianjin Car King Used Car Sales Co. Ltd
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

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
Wang Xinwei
Chief Financial Officer

Date:  May 15, 2014

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Lease Contract for Use Right of Building and Land, dated January 1, 2014, by and between Tianjin Zhonghe Auto Sales Service Co., Ltd. and Tianjin Car King Used Car Sales Co. Ltd
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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