Form 10-Q
period 2014-06-30
China Auto Logistics Inc
filed 2014-08-13
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, $0.001 par value per share	4,034,394 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,823,512	$15,041,505
Restricted cash	46,515,415	29,665,536
Accounts receivable – trade, Car King Tianjin	649,857	-
Receivable related to auto mall management fees	-	255,712
Receivables related to financing services	101,530,958	68,568,562
Inventories	14,708,838	15,343,671
Advances to suppliers	58,261,106	38,074,096
Prepaid expenses	26,742	12,311
Value added tax refundable	185,054	283,478
Deferred tax assets	12,671	48,345
Total current assets	223,714,153	167,293,216

Property and equipment, net	71,167,042	72,977,985
Ownership interest in Car King Tianjin	86,952	577,904
Due from Car King Tianjin	1,380,946	-
Goodwill	20,012,637	20,159,365
Intangible assets, net	487,934	547,155
Total Assets	$316,849,664	$261,555,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,418,079	$2,439,429
Lines of credit related to financing services	88,192,066	66,173,312
Short term borrowings	53,446,006	6,259,598
Accounts payable	1,118,103	-
Notes payable to suppliers	8,935,534	21,275,203
Accrued expenses	632,969	236,599
Customer deposits	34,838,101	35,205,567
Deferred revenue	160,897	202,428
Rental deposits	81,232	-
Payable related to acquisition of Zhonghe – current portion, net	16,213,975	15,706,581
Due to former shareholder	2,207,275	2,223,458
Due to director	499,459	597,393
Income tax payable	296,155	174,540
Deferred tax liability	656,347	786,413
Total current liabilities	209,696,198	151,280,521

Payable related to acquisition of Zhonghe, excluding current portion, net	36,410,075	35,306,223
Deferred tax liability	11,677,488	12,239,842
Total liabilities	257,783,761	198,826,586
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of June 30, 2014 and December 31, 2013	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	7,180,105	7,642,886
Retained earnings	28,338,247	31,530,669
Total China Auto Logistics Inc. shareholders’ equity	58,502,120	62,157,323
Noncontrolling interests	563,783	571,716
Total equity	59,065,903	62,729,039

Total liabilities and shareholders’ equity	$316,849,664	$261,555,625

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$113,686,767	$110,256,310	$220,661,817	$217,881,376
Cost of revenue	112,665,784	108,441,227	218,217,037	213,838,574
Gross profit	1,020,983	1,815,083	2,444,780	4,042,802

Operating expenses:
Selling and marketing	199,272	192,808	385,799	362,842
General and administrative	1,122,147	359,336	2,366,979	952,699
Total operating expenses	1,321,419	552,144	2,752,778	1,315,541

(Loss) income from operations	(300,436)	1,262,939	(307,998)	2,727,261

Other income (expenses)
Interest income	198,010	20,358	258,909	242,646
Interest expense	(1,719,897)	(142,439)	(3,042,480)	(219,075)
Gain on disposal of property and equipment	246	-	11,940	-
Equity loss – share of investee company loss	(193,121)	-	(488,385)	-
Foreign exchange loss	(72,318)	(20,219)	(72,414)	(186,370)
Total other expenses	(1,787,080)	(142,300)	(3,332,430)	(162,799)

(Loss) income before income taxes	(2,087,516)	1,120,639	(3,640,428)	2,564,462

Income taxes (benefits) expense	(234,537)	321,148	(440,410)	756,648

Net (loss) income	(1,852,979)	799,491	(3,200,018)	1,807,814

Less: Net loss attributable to noncontrolling interests	(6,725)	(993)	(7,596)	(5)

Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,846,254)	$800,484	$(3,192,422)	$1,807,819

(Loss) earnings per share attributable to shareholders of China Auto Logistics Inc.
– basic and diluted	$(0.46)	$0.22	$(0.79)	$0.49

Weighted average number of common shares Outstanding
– basic and diluted	4,034,494	3,694,394	4,034,494	3,694,394

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	$(1,852,979)	$799,491	$(3,200,018)	$1,807,814

Other comprehensive income
Foreign currency translation adjustments	65,932	1,124,525	(463,118)	1,213,896

Comprehensive (loss) income	(1,787,047)	1,924,016	(3,663,136)	3,021,710

Less: Comprehensive loss attributable to noncontrolling interests	(6,257)	(2,029)	(7,933)	(777)

Comprehensive (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,780,790)	$1,926,045	$(3,655,203)	$3,022,487

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net (loss) income	$(3,200,018)	$1,807,814

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation on property and equipment	1,283,899	56,661
Amortization on intangible assets	55,380	-
Gain on disposal of property and equipment	(11,940)	-
Equity loss – share of investee company loss	488,385	-
Change of Inventory reserve	166,241	-
Change of deferred tax assets	35,551	-
Change of deferred tax liabilities	(189,768)	-

Changes in operating assets and liabilities:
Restricted cash	15,794,841	(19,633,033)
Accounts receivable – trade, Car King Tianjin	(651,524)	-
Receivable related to auto mall management fees	255,494	-
Receivables related to financing services	(33,700,611)	(4,444,767)
Notes receivable	-	1,631,363
Inventories	335,161	12,896,225
Advances to suppliers	(20,471,286)	(22,846,983)
Prepaid expenses, other current assets and other assets	(14,761)	72,991
Value added tax receivable	92,836	145,902
Accounts payable	1,117,510	624,299
Line of credit related to financing services	22,692,784	22,862,005
Notes payable to suppliers	(12,244,657)	-
Accrued expenses	398,833	(43,416)
Accrued interest	1,578,200	-
Value added tax payable	-	(1,572)
Customer deposits	(98,091)	15,626,790
Deferred revenue	(40,168)	(40,399)
Rental deposits	81,123	-
Income tax payable	123,169	(12,445)
Net cash (used in) provided by operating activities	(26,123,417)	8,701,435

Cash flows from investing activities
Proceeds from disposal of property and equipment	17,954	-
Purchase of property and equipment	(6,802)	(10,873)
Advances to Car King Tianjin	(1,389,253)	-
Acquisition deposit for Zhonghe	-	(16,122,531)
Net cash used in investing activities	(1,378,101)	(16,133,404)

Cash flows from financing activities
Bank overdraft	(3,615)	2,409,457
Proceeds from short-term borrowings	59,796,676	22,152,978
Repayments of short-term borrowings	(12,405,885)	(19,944,736)
(Increase) decrease in restricted cash related to short-term borrowings	(32,905,773)	(2,866,586)
Proceeds from director	405,942	402,203
Repayments to director	(513,820)	(396,537)
Net cash provided by financing activities	14,373,525	1,756,779

Effect of exchange rate change on cash	(90,000)	76,647

Net decrease in cash and cash equivalents	(13,217,993)	(5,598,543)

Cash and cash equivalents at the beginning of period	15,041,505	8,888,749
Cash and cash equivalents at the end of period	$1,823,512	$3,290,206

Supplemental disclosure of cash flow information
Interest paid	$3,298,777	$1,538,774
Income taxes paid	$-	$744,203

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

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services, and (v) airport auto mall automotive services including selling used cars through Car King Tianjin and leasing the Airport International Auto Mall facility in Tianjin, China (the “Airport International Auto Mall”) to Car King Tianjin and other tenants. The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014, and was not renewed. Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2014 and the results of its operations for the three-month and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2014 and December 31, 2013 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s income is generated mainly through (1) sales of automobiles, (2) service fees paid by customers for assistance in obtaining bank financing for purchases of automobiles (“financing services”), (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services, and (5) airport auto mall automotive services. As indicated above, as of March 1, 2014, the Company no longer performs auto mall management services, and therefore, it will no longer recognize revenue related to such services.

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

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall, and (ii) equity income (loss) derived from the Company’s 40% equity interest in Car King Tianjin. Rental income from the Airport International Auto Mall is recognized over the lease term on a straight-line basis. The Company’s lease agreement, entered into with Car King Tianjin in January 2014 (the “Rental Agreement”), contains a contingent rental arrangement for fiscal years 2016, 2017 and 2018, under which rental income is determined based on a percentage of Car King Tianjin’s gross profit. Notwithstanding this arrangement, the Rental Agreement contains both a minimum and a maximum annual rental amount. Contingent rental income is recognized when the specified targets are met. The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss).

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

Receivables Related to Financing Services

The Company records receivables related to financing services when cash is loaned to customers to finance their purchases of automobiles. Upon repayment by customers, the Company records the amounts as reductions of receivables related to financing services. Receivables related to financing services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. The Company charges a fee for providing loan services and such fees are prepaid by customers. The Company amortizes these fees over the receivable terms, which range between three months and six months using the straight-line method. The Company records such amortized amounts as financing fee income and the unamortized amount is classified as deferred revenue on the Company’s condensed consolidated balance sheets.

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of June 30, 2014 and December 31, 2013.

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of our inventory, assessing slow-moving and ongoing products. The Company’s products are comprised of the purchase cost of automobiles, which declines in value over time. The Company continuously evaluates our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2014 and December 31, 2013, the reserve for obsolescence amounted to $359,543 and $193,379, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2014 and 2013, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

(2)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	June 30,	December 31,
	2014	2013

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,637,779	$6,630,313
Collateral for lines of credit related to financing services	-	8,733,869
Collateral for short-term borrowings	35,785,133	3,004,998
Collateral for notes payable to suppliers	6,092,503	11,296,356
	$46,515,415	$29,665,536

(3)	Property and Equipment

A summary of property and equipment is as follows:

	June 30,	December 31,
	2014	2013

Buildings and land use rights	$72,296,595	$72,826,656
Computers	222,597	217,717
Office equipment, furniture and fixtures	109,520	109,898
Leasehold improvement	34,117	34,368
Automobiles	1,093,686	1,117,383
	73,756,515	74,306,022
Less: Accumulated depreciation and amortization	(2,589,473)	(1,328,037)
	$71,167,042	$72,977,985

Depreciation and amortization expenses for property and equipment amounted to $639,092 and $28,508 for the three months ended June 30, 2014 and 2013, respectively, and $1,283,899 and $56,661, for the six months ended June 30, 2014 and 2013, respectively.

(4)	Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of December 31, 2013	$4,031,873	$16,127,492	$20,159,365
Translation adjustment	(29,346)	(117,382)	(146,728)

Balance as of June 30, 2014	$4,002,527	$16,010,110	$20,012,637

(5)	Intangible Assets, Net

The Company acquired customer relations in connection with the acquisition of Zhonghe on November 30, 2013. As of June 30, 2014 and December 31, 2013, the customer relations is summarized as follows:

		As of June 30, 2014
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	(2,623)	-	(64,445)	$487,934

		As of December 31, 2013
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	1,426	-	(9,273)	$547,155

Amortization expense for intangible assets was $27,582 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $55,380 and $0 for the six months ended June 30, 2014 and 2013, respectively.

(6)	Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. Car King Tianjin’s operations commenced on March 6, 2014. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed income statement information:	Three Months Ended June 30, 2014

Net sales	$846,287

Gross profit	456,263

Net loss	(482,803)

The Company’s equity in net loss of Car King Tianjin	$(193,121)

Condensed income statement information:	Six Months Ended June 30, 2014

Net sales	$1,451,053

Gross profit	613,047

Net loss	(1,220,963)

The Company’s equity in net loss of Car King Tianjin	$(488,385)

Condensed balance sheet information:	As of June 30, 2014

Current assets	$2,600,893

Non current assets	1,080,083

Total assets	$3,680,976

Current liabilities	$3,463,597

Equity	217,379

Current liabilities and equity	$3,680,976

The Company’s ownership interest in Car King Tianjin	$86,952

(7)	Bank Overdraft

In March 2013, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,436,964 (RMB 15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate at 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matured in December 2013. The outstanding balance of this facility was $2,439,429 as of December 31, 2013.

In January 2014, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,436,964 (RMB 15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matures in December 2014. The outstanding balance of the facility was $2,418,079 as of June 30, 2014.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $1,083,864 and $672,185 for the three months ended June 30, 2014 and 2013, respectively, and $2,056,502 and $1,242,161 for the six months ended June 30, 2014 and 2013, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,997,141 (RMB 80,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the three months ended June 30, 2014, interest was charged at rates ranging between 4.34% and 4.83% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of June 30, 2014 and December 31, 2013, the Company had an outstanding balance of $0 and $3,930,068, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in June 2013 and was renewed for one year through June 2014 with substantially the same terms.

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,372,498 (RMB 70,000,000). The borrowings under the facility line of credit bear interest at rates to be determined upon drawing. During the three months ended June 30, 2014, interest was charged at rates ranging between 4.34% and 4.83% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of June 30, 2014 and December 31, 2013, the Company had an outstanding balance of $4,303,366 and $0, respectively, under the facility line of credit. The facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in February 2015.

Agricultural Bank of China

In September 2013, the Company entered into a facility line of credit agreement with Agricultural Bank of China. Under the terms of the agreement, the Company could borrow a maximum amount of $84,481,414 (RMB 520,000,000). The facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended June 30, 2014, the borrowings under this facility line of credit bore interest at rates ranging from 4.53% to 6.19% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $52,291,617 and $55,298,731, respectively, under this facility line of credit. The outstanding balance was secured by the amount of $0 and $8,733,869 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, and matures in September 2014.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $19,495,711 (RMB 120,000,000). During the three months ended June 30, 2014, the borrowings under this facility line of credit bore interest at rates ranging from 5.23% to 5.43% per annum. As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $5,132,463 and $553,865, respectively, under the facility line of credit. The facility line of credit was guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2014.

China Zheshang Bank

In September 2013, the Company entered into a facility line of credit agreement with China Zheshang Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $24,369,639 (RMB 150,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. This facility matures in September 2014. The borrowings under this facility line of credit bear interest at a rate of 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of June 30, 2014 and December 31, 2013 the Company had outstanding balances of $8,903,387 and $6,390,648, respectively, under this facility line of credit.

Industrial and Commercial Bank of China

In February 2014, the Company obtained a facility from Industrial and Commercial Bank of China. Under the terms of the agreement, the Company can borrow a maximum amount of $16,246,426 (RMB 100,000,000). The facility line of credit is guaranteed by Hezhong (Tianjin) International Development Ltd. Co., Zhonghe’s former owner. During the three months ended June 30, 2014, the borrowings under this facility line of credit bore interest at a rates ranging from 3.83% to 3.89% per annum and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $10,817,725 and $0, respectively, under this facility line of credit.

China Minsheng Bank

In April 2014, the Company obtained a facility from China Minsheng Bank. Under the terms of the agreement, the Company can borrow a maximum amount of $12,997,141 (RMB 80,000,000). The facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended June 30, 2014, the borrowings under this facility line of credit bore interest at rates ranging from 2.93% to 3.23% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $6,743,508 and $0, respectively, under this facility line of credit.

(9)	Short Term Borrowings

Agricultural Bank of China

In order to obtain short term financing, the Company entered into a term loan agreement in December 2013 with Agricultural Bank of China, which is settled in US dollars. The outstanding balance totaled $0 and $3,002,182 of short term foreign currency borrowings as of June 30, 2014 and of December 31, 2013, respectively. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.34% per annum and are secured by the amount of $0 and $3,004,998 (RMB 18,344,534), respectively, deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. These short term foreign currency borrowings matured during the three months ended June 30, 2014.

During the six months ended June 30, 2014, the Company entered into thirteen term loan agreements with Agricultural Bank of China to obtain short term financing, which are settled in US dollars. Two of these loans were repaid during the six months ended June 30, 2014. The outstanding balance totaled $35,574,938 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of June 30, 2014 and December, 31, 2013. These short term foreign currency borrowings bear interest at rates ranging between 3.12% and 3.33% per annum, mature within six months from the dates of borrowing and are secured by the amount of $35,785,133 and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

In March 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of the agreement, the Company can borrow up to $9,747,855 (RMB 60,000,000). The outstanding balance totaled $9,747,855 as of June 30, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in March 2015, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of the agreement, the Company can borrow up to $4,873,928 (RMB 30,000,000). The outstanding balance totaled $4,873,928 as of June 30, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in March 2015, and is secured by the Airport International Auto Mall and related land use rights.

China Zheshang Bank

In August 2013 and September 2013, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of the agreements, the Company borrowed an aggregate amount of $3,243,615 (RMB 19,904,114). The borrowings under these loan agreements bear interest at a rate of 5.6% per annum for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO; Ms. Cheng Weihong, a Director and Senior Vice President of the Company; an unrelated party who is a personal friend of Mr. Tong Shiping; and two unrelated parities, who are also customers of the Company. The total outstanding balance of these agreements was $3,257,416 as of December 31, 2013. This loan was repaid in March 2014.

In February 2014, the Company entered into two loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,249,285 (RMB 20,000,000). The borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO; Ms. Cheng Weihong, a Director and Senior Vice President of the Company; an unrelated party who is a personal friend of Mr. Tong Shiping; and two unrelated parties, who are also customers of the Company. The total outstanding balance of these agreements was $3,249,285 as of June 30, 2014.

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

As of December 31, 2013, the Company had eight outstanding notes payable to suppliers, which matured in May 2014, in an aggregate amount of $3,273,108 (RMB 20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain 100% of the note amounts of $3,273,108 (RMB 20,000,000), as guaranteed funds, which was classified as restricted cash as of December 31, 2013, respectively.

As of June 30, 2014, the Company had two outstanding notes payable to suppliers, maturing in August 2014, in an aggregate amount of $3,249,285 (RMB 20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain 100% of the notes amounts, or $3,249,285 (RMB 20,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2014.

As of June 30, 2014, the Company had four outstanding notes payable to suppliers, maturing in November and December 2014, in an aggregate amount of $5,686,249 (RMB 35,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain approximately 50% of the notes amounts, or $2,843,218 (RMB 17,500,578) as guaranteed funds, which was classified as restricted cash as of June 30, 2014.

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

A summary of this debt follows:

Outstanding debt balance	$52,624,050
Less current portion	(16,213,975)
Outstanding debt balance less current portion	$36,410,075

(12)	Major Customers and Suppliers

One customer accounted for 12% and 18% of the Company’s net revenue for the three months and six months ended June 30, 2014, respectively. One customer accounted for a total of 22% and 22% of the Company’s net revenue during the three months ended June 30, 2013, respectively.

One supplier accounted for 10% of the Company’s purchases during the six months ended June 30, 2014. One supplier accounted for 22% and 23% of the Company’s purchases during the three months and six months ended June 30, 2013, respectively.

(13)	Retained earnings

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company’s subsidiaries in the PRC are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to nondistributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve, and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriations to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholder, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2014 and December 31, 2013, the Company’s statutory reserve fund was approximately $3,653,000 and $3,790,000, respectively.

(14)	Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. Ms. Cheng Weihong is a Director and Senior Vice President of the Company. Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping. As of June 30, 2014 and December 31, 2013, the outstanding balances due to Ms. Cheng Weihong were $499,459 and $597,393, respectively.

One of the Company’s former shareholders, Sino Peace Limited, paid accrued expenses through 2012 on behalf of the Company. As of June 30, 2014 and December 31, 2013, the outstanding balances due to Sino Peace Limited were $2,207,275 and $2,223,458, respectively.

The balances as discussed above as of June 30, 2014 and December 31, 2013 are interest-free, unsecured and have no fixed term of repayment. During the three months and six months ended June 30, 2014 and 2013, there was no imputed interest charged in relation to these balances.

In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023. Rent for the year of 2014 is approximately $1.3 million (RMB8,000,000), for a monthly rate of approximately $109,000 (RMB 666,667). During the three months and six months ended June 30, 2014, the Company recognized rental income of approximately $324,000 (RMB 2,000,000) and $652,000 (RMB 4,000,000) related to this lease. Accounts receivable due from Car King Tianjin amounted to $649,857 as of June 30, 2014.

The Company made loans to Car King Tianjin for working capital purposes during the six months ended June 30, 2014. Outstanding balances due from Car King Tianjin amounted to $1,380,946 as of June 30, 2014.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended June 30, 2014

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$111,497,887	$1,792,924	$87,690	$-	$308,266	$-	$-	$113,686,767
Cost of revenue	111,567,919	1,092,995	4,870	-	-	-	-	112,665,784

Operating expenses
Selling and marketing	13,668	109,273	16,165	-	60,166	-	-	199,272
General and administrative	38,485	307,670	45,513	-	169,405	-	561,074	1,122,147
Total operating expenses	52,153	416,943	61,678	-	229,571	-	561,074	1,321,419
Income (loss) from operations	$(122,185)	$282,986	$21,142	$-	$78,695	$-	$(561,074)	$(300,436)

Three Months Ended June 30, 2013

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$108,030,708	$1,810,159	$119,982	$53,175	$-	$242,286	$-	$110,256,310
Cost of revenue	107,744,604	677,543	11,041	5,358	-	2,681	-	108,441,227

Operating expenses
Selling and marketing	30,392	120,313	11,572	5,079	-	25,452	-	192,808
General and administrative	28,320	112,113	10,784	4,733	-	23,718	179,668	359,336
Total operating expenses	58,712	232,426	22,356	9,812	-	49,170	179,668	552,144
Income (loss) from operations	$227,392	$900,190	$86,585	$38,005	$-	$190,435	$(179,668)	$1,262,939

Six Months Ended June 30, 2014

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$216,227,722	$3,336,093	$162,392	$125,110	$645,529	$164,971	$-	$220,661,817
Cost of revenue	216,122,061	2,073,730	10,813	8,097	-	2,336	-	218,217,037

Operating expenses
Selling and marketing	36,685	182,956	25,173	15,329	104,350	21,306	-	385,799
General and administrative	115,290	553,539	75,571	51,152	316,840	71,096	1,183,491	2,366,979
Total operating expenses	151,975	736,495	100,744	66,481	421,190	92,402	1,183,491	2,752,778
Income (loss) from operations	$(46,314)	$525,868	$50,835	$50,532	$224,339	$70,233	$(1,183,491)	$(307,998)

Six Months Ended June 30, 2013

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$212,867,568	$3,709,569	$332,466	$492,147	$-	$479,626	$-	$217,881,376
Cost of revenue	212,544,730	1,253,087	24,552	10,926	-	5,279	-	213,838,574

Operating expenses
Selling and marketing	33,196	221,359	26,759	38,159	-	43,369	-	362,842
General and administrative	33,212	288,422	37,283	62,453	-	54,980	476,349	952,699
Total operating expenses	66,408	509,781	64,042	100,612	-	98,349	476,349	1,315,541
Income (loss) from operations	$256,430	$1,946,701	243,872	$380,609	$-	$375,998	$(476,349)	$2,727,261

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Auto Mall Management Services	Corporate	Total
As of June 30, 2014	$138,325,315	$110,012,937	$638,601	$1,178,335	$65,700,117	$-	$994,359	$316,849,664

As of December 31, 2013	$93,650,624	$96,122,720	$1,820,264	$2,815,434	$65,077,390	$376,146	$1,693,047	$261,555,625

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us,” “our” or the “Company” are to the consolidated businesses of China Auto Logistics Inc. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.001 per share, of China Auto Logistics Inc., a Nevada corporation (the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

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

Forward Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans, and objectives of management.  Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof, or comparable terminology, are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), entered into a Cooperation Framework Agreement with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) with respect to the establishment of a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin,”) which will own and operate a used car business.  The establishment of Car King Tianjin was contingent upon the successful completion by the Company of the acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area where the used car business is to be operated.  Upon the acquisition of Zhonghe on November 30, 2013, Car King Tianjin was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China can make capital contributions totaling up to RMB 8,000,000 and RMB 12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB 20,000,000.  Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB 4,000,000 to Car King Tianjin in November 2013.  The Company is entitled to 40% of Car King Tianjin’s net profit or loss.  In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023.

On November 30, 2013, Shisheng signed an agreement (the “Auto Mall Acquisition Agreement”) with Hezhong to purchase 100% of the equity of Zhonghe, which owned and operated the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.2 million, net of cash received) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB 240,000,000 (approximately $38.8 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014 and was not renewed. Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

On August 6, 2014, Shisheng signed a Strategic Cooperation Framework Agreement with Tianjin Binhai International Auto Mall Co., Ltd. (“Binhai”). Under the terms of this agreement, Shisheng and Binhai will act as strategic partners in the import vehicle sales service space, which cooperation shall include the development of a high-end import vehicle e-commerce sales platform and an online vehicle service platform. This agreement has a term of twenty (20) years, but may be terminated at any time without penalty by either party.

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com). The Company also sells imported automobiles and, as the only one-stop service provider in Tianjin, provides dealer financing to our customers. Through the acquisition of Zhonghe and the establishment of Car King Tianjin in November 2013, we entered into the used car sales market. We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long term growth. In addition, we intend to use the Tianjin Airport International Auto Mall which was acquired through the acquisition of Zhonghe, to expand into the retail automobile sales market, which may generate higher overall gross margins.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which require us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, revenues and expenses; to disclose contingent assets and liabilities on the date of the condensed consolidated financial statements; and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term. The Company charges a monthly fee for listing services and recognizes the revenue when services are performed. The Company offers sales incentives to its customers in the form of (i) subscription exemptions, (ii) discounted prices, and (iii) free advertisements. The Company classifies sales incentives as a reduction of net revenues. Revenues, net of discounts, and allowances are recognized ratably over the service periods.

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall, and (ii) equity income (loss) derived from the Company’s 40% equity interest in Car King Tianjin. Rental income from the Airport International Auto Mall is recognized over the lease term on a straight-line basis. The Company’s lease agreement, entered into with Car King Tianjin in January 2014 (the “Rental Agreement”), contains a contingent rental arrangement for fiscal years 2016, 2017 and 2018, under which rental income is determined based on a percentage of Car King Tianjin’s gross profit. Notwithstanding this arrangement, the Rental Agreement contains both a minimum and a maximum annual rental amount. Contingent rental income is recognized when the specified targets are met. The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss).

The Company recognizes revenue from automobile value-added services when such services are performed.

Receivables Related to Financing Services

We record a receivable related to financing services when cash is loaned to customers to finance their purchases of automobiles. Upon repayments by customers, we record the amounts as reductions of receivables related to financing services. Receivables related to financing services represent the aggregate outstanding balance of loans from customers related to their purchases of automobiles and are considered receivables held for investment. We charge a fee for providing loan services and such fee is prepaid by customers. We amortize these fees over the receivable terms, which range between three months and six months, using the straight-line method. We record such amortized amounts as financing fee income, and the unamortized amount is classified as deferred revenue on the Company’s condensed consolidated balance sheets.

We evaluate the collectibility of outstanding receivables at the end of each of the reporting periods and make estimates for potential credit losses. We have not experienced any losses on our accounts receivable historically.

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2014 and December 31, 2013, reserve for obsolescence amounted to $359,543 and $193,379, respectively.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2014, the deferred tax assets amounted to $12,671 and deferred tax liabilities amounted to $12,333,835.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $30.9 million as of June 30, 2014. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2014 or unrecognized tax benefit that would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2014, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. The following should be read in conjunction with the accompanying condensed consolidated financial statements and their related notes included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2014	% of net revenue	Three Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$113,686,767	100.00%	$110,256,310	100.00%	3.11%
Cost of revenue	112,665,784	99.10%	108,441,227	98.35%	3.90%
Gross profit	1,020,983	0.90%	1,815,083	1.65%	(43.75)%
Operating expenses	1,321,419	1.16%	552,144	0.50%	139.33%
(Loss) income from operations	(300,436)	(0.26)%	1,262,939	1.15%	(123.79)%
Other expenses	(1,787,080)	(1.58)%	(142,300)	(0.13)%	1,155.85%
(Loss) income before income taxes and noncontrolling interests	(2,087,516)	(1.84)%	1,120,639	1.02%	(286.28)%
Net (loss) income	(1,852,979)	(1.63)%	799,491	0.73%	(331.77)%
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,846,254)	(1.62)%	$800,484	0.73%	(330.64)%

For the three months ended June 30, 2014, our net revenue increased 3.11% to $113,686,767, from $110,256,310 for the same period in 2013, and our cost of revenue increased 3.9% to $112,665,784 from $108,441,227 for the same period in 2013.  Our gross profit margin decreased 43.75% to 1.33% for the three months ended June 30, 2014 from 1.65% for the same period in 2013.  As compared to the same period in 2013, our gross profit, income (loss) from operations, net income (loss), and net income (loss) attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2014 decreased 43.75% to $1,020,983, decreased 123.79% to $(300,436), decreased 331.77% to $(1,852,979), and decreased 330.64% to $(1,846,254), respectively, primarily due to a reserve of $308,444 for a batch of slow moving vehicles purchased in late 2012 and 2013, a decrease in revenue from the fee income portion of the Company’s Financing Services segment , an increase in depreciation expense on the Airport International Auto Mall property, and an increase in interest expense on the payable related to the acquisition of Zhonghe.  Gross margin of 0.9% for the three months ended June 30, 2014 was lower than 1.65% for the same period of 2013 and 1.49% for the full year of 2013.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2014	% of net revenue	Three Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$113,686,767	100.00%	$110,256,310	100.00%	3.11%
- Sales of Automobiles	111,497,887	98.07%	108,030,708	97.97%	3.21%
- Financing Services	1,792,924	1.58%	1,810,159	1.64%	(0.95)%
- Web-based Advertising Services	87,690	0.08%	119,982	0.11%	(26.91)%
- Automobile Value Added Services	-	0.00%	53,175	0.05%	(100.00)%
- Airport Auto Mall Automotive Services	308,266	0.27%	-	-%	-
- Auto Mall Management Services	-	0.00%	242,286	0.23%	(100.00)%

Sales of Automobiles

Net revenue from sales of automobiles increased 3.21% to $111,497,887 for the three months ended June 30, 2014 from $108,030,708 for the same period in 2013.  During the three months ended June 30, 2014 and 2013, the Company sold 1,048 automobiles and 1,240 automobiles, respectively, representing a decrease of approximately 15% in volume. The average unit selling price per automobile increased to $106,000 for the three months ended June 30, 2014 from $87,000 for the same period in 2013.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to expand our market share and maintain our market leader status.  During the three months ended June 30, 2014, sales for our top three selling brands, BMW, Land Rover, and Mercedes Benz accounted for 71% of our total net automobile sales.  Our once top three selling brand, Toyota, continued to be ranked number four in terms of sales amounts during the three months ended June 30, 2014. During the three months ended June 30, 2013, sales for our top three selling brands, BMW, Mercedes Benz and Toyota accounted for 76% of our net automobile sales. We sold substantially more Land Rover vehicles during the three months ended June 30, 2014 and the sales volume increased to 272 vehicles during the three months ended June 30, 2014 from 39 vehicles during the same period of 2013. The average selling prices for Land Rover vehicles decreased 32% during the three months ended June 30, 2014 compared to the same period of 2013 while the average selling prices for BMW and Mercedes Benz vehicles increased 13% and remained about the same, respectively, during the three months ended June 30, 2014 compared to the same period of 2013. Average selling prices for Toyota vehicles were typically lower compared to our other top selling luxury brands. Although sales of Toyota vehicles declined 39% during the three months ended June 30, 2014 compared to the same period of 2013, the overall average selling price of Toyota vehicles increased 36% during the current period. Our gross margin for sales of automobiles decreased to negative 0.06% for the three months ended June 30, 2014 from 0.26% for the three months ended June 30, 2013 and from 0.17% for the first quarter of 2014. We made a reserve in the amount of $308,444 for a batch of slow moving vehicles on vehicles purchased in late 2012 and 2013 which caused our gross margin for sales of automobiles be negative. Excluding this reserve, our gross margin for sales of automobiles would have been $238,412 or 0.21% for the three months ended June 30, 2014, slightly lower than the percentage in the same period of 2013 but higher than the percentage in the first quarter of 2014.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 19% and 30% of the Company’s sales during the three months ended June 30, 2014 and 2013, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended June 30, 2014 decreased 0.95% to $1,792,924 from $1,810,159 for the same period in 2013.  The Company had aggregate credit lines of approximately $169 million (RMB 1.04 billion) and had approximately $88.2 million drawn on our lines as of June 30, 2014.  In addition to the facility lines of credit agreements with various banks, the Company had $53.4 million of short-term borrowings with Agricultural Bank of China and China Zheshang Bank as of June 30, 2014. We had approximately $58.6 million drawn on our $138 million lines of credit as of June 30, 2013.   The gross margin for our Financing Services segment decreased to 39.04% for the three months ended June 30, 2014 from 62.57% for the three months ended June 30, 2013.

Our Financing Services revenue consists of two portions: interest income and fee income.  Revenue from the fee income portion decreased during the three months ended June 30, 2014 as a result of lower fee income generated during the period.  Excluding revenue from the interest income portion of $1,083,864 and $672,185 in the three months ended June 30, 2014 and 2013, respectively, revenue from the fee income portion decreased 37.69% to $709,060 for the three months ended June 30, 2014 from $1,137,974 for the same period in 2013. After strong growth in our fee income beginning in 2012, and continuing through the second quarter of 2013, we began to see a flattening of our fee income revenue starting in the third quarter of 2013. A significant part of our financing income was related to fees charged to our customers for extending temporary credit beyond the financing terms contracted with banks. Because we made payments of approximately $39.2 million (RMB 240 million) related to the Zhonghe acquisition in December 2013, and have been providing working capital to Car King Tianjin, our use of cash flow is not as flexible as it was prior to these transactions. We are therefore unable to offer as many temporary credit term extensions for our customers as we previously did. As a result, we have decreased our offerings of this service until we have the additional working capital necessary to return to our previous offering levels.

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

Our lines of credit are with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, and China Minsheng Bank.  We continue to strengthen our relationship with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms.  Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines.  Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services.  However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com, which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services (“Web-based Advertising Services”).  We currently operate in one single city in Tianjin. In the three months ended June 30, 2014 and 2013, all of our revenue from our websites was generated by subscription fees and advertisements.  Revenues from our Web-based Advertising Services decreased 26.91% from $119,982 for the three months ended June 30, 2013 to $87,690 for the same period in 2014.   Starting in the first quarter in 2013, we shifted the focus of our website operations from generating advertising revenue to providing automotive information to our website visitors. We have created a platform, which allows our customers and potential customers to have access to our products including automobile sales, automobile valued added services and Financing Services.  By offering extensive automotive information and news, we hope to attract more potential customers to our websites.

Automobile Import Value Added Services

In addition to a shortage of working capital, all automobile dealers in China, whether they are authorized agents or general dealers, contend with cumbersome procedures relating to the import business. The imported automobile service industry has developed to address these barriers by providing customs clearance, storage and delivery services for the dealers and agents (collectively, “Value Added Services”). Once vehicles are cleared through customs, we offer a value-added delivery service to inland China (by air, by sea or by truck). We did not generate any revenue in this segment during the three months ended June 30, 2014. Our revenues from Value Added Services was $53,175 for the three months ended June 30, 2013. Revenue for Value Added Services fluctuates from time to time depending on the needs of our customers.

Airport Auto Mall Automotive Services

As a result of our acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, we are currently operating two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall facility. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We are currently finalizing our operating plans to determine the best and most profitable uses for this facility, and we expect this facility will not be fully operational until the second half of 2014. During the three months ended June 30, 2014, we generated rental income of $308,266 which represented the rental income generated from leasing the Airport International Auto Mall to Car King Tianjin, which commenced operations in March 2014. Since we own less than 50% of Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue.

During the three months ended June 30, 2014, Car King Tianjin generated revenue in the amount of $604,766, which represented revenue from sales of used automobiles and agency commissions earned from selling automobiles owned by other Car King locations. The number of automobiles sold through Car King Tianjin reached about 220 automobiles during the three months ended June 30, 2014. As the used car market in China is still at a preliminary development stage, we expect the overall used car market continues to grow in the coming years.

We lease a substantial portion of our Airport International Auto Mall facility to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales, which provide the source of Car King Tianjin’s revenues but are not recorded as part of our revenue in the accompanying condensed consolidated financial statements. Due to the cumulative loss incurred by Car King Tianjin and the limited contributed capital made by the Company and Car King China, Car King Tianjin has limited working capital and its ability to remit the rent for the Airport International Auto Mall lease will be uncertain starting in the third quarter of 2014. As a result, beginning in the third quarter of 2014, we might not able to recognize the rental until Car King Tianjin’s operating results and cash flows begin to improve.

Cost of Revenue

	Three Months Ended June 30, 2014	% of net revenue	Three Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$113,686,767	100.00%	$110,256,310	100.00%	3.11%
Cost of revenue	112,665,784	99.10%	108,441,227	98.35%	3.90%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue increased 3.9% from $108,441,144 for the three months ended June 30, 2013 to $112,665,784 for the three months ended June 30, 2014. Our cost of revenue percentage increased, not in proportion to the increase in our revenue, primarily due to (i) the higher cost of revenue percentage of our Financing Services revenue as a result of the lower fee income revenue, and (ii) the inventory reserve made during the three months ended June 30, 2014. Sales of automobiles accounted for 98.07% of our total revenue for the three months ended June 30, 2014 as compared to 97.97% for the three months ended June 30, 2013.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized during the first half of 2014, and shifted slightly higher compared to the same period of 2013 and the full year of 2013, we hope that our overall gross margin will stabilize through the remainder of 2014.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended June 30, 2014	% of total	Three Months Ended June 30, 2013	% of total	Change in %
Operating Expenses
- Selling and Marketing	$199,272	15.08%	$192,808	34.92%	3.35%
- General and Administrative	1,122,147	84.92%	359,336	65.08%	212.28%
Total	$1,321,419	100.00%	$552,144	100.00%	139.33%

During the three months ended June 30, 2014, our total operating expenses increased 139.33% to $1,321,419 from $552,144 for the same period in 2013.  This increase was primarily a result of a 212.28% increase in general and administrative expenses to $1,122,147 for the three months ended June 30, 2014 from $359,336 for the same period in 2013.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in
	2014	2013	%
Primary selling and marketing expenses
- Payroll	$43,324	$32,650	32.69%
- Staff-related costs	27,288	15,017	81.71%
- Office expenses	11,523	9,863	16.83%
- Advertising and promotion	8,488	4,899	73.26%
- Entertainment	17,257	17,675	(2.36)%
- Rent	42,368	33,807	25.32%

Payroll expenses increased 32.69% during the three months ended June 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits.  Office expenses fluctuate from time to time depending on our needs. We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 2.36% for the three months ended June 30, 2014.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses increased primarily due to the increased exhibition spaces rented in the Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended June 30,		Change in
	2014	2013	%
Primary general and administrative expenses
- Payroll	$76,612	$71,467	7.20%
- Staff- related costs	17,862	20,370	(12.31)%
- Entertainment	42,772	26,666	60.40%
- Depreciation	639,092	28,170	2,168.70%
- Legal and professional fees	168,275	100,858	66.84%

Payroll expenses increased 7.2% during the three months ended June 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe.  Staff-related costs decreased 12.31% during the three months ended June 30, 2014, due to a decrease in welfare benefit costs.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses increased 2,168.7% due to the depreciation expense on the Airport International Auto Mall acquired in November 2013.  Legal and professional fees increased 66.84% for the three months ended June 30, 2014 primarily due to the professional fees incurred related to the acquisition of Zhonghe, which took place in November 2013.

Income (loss) from Operations

Income from operations decreased 123.79% for the three months ended June 30, 2014 to a loss of $300,436 from an income of $1,262,939 in the same period in 2013.  Our gross profit decreased 43.75% to $1,020,983 for the three months ended June 30, 2014 from $1,815,083 for the same period in 2013.   The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which generated higher profit margins compared to the sales of automobiles, declined to approximately $1,880,614 during the three months ended June 30, 2014 as compared to approximately $1,983,316 in the same period in 2013, due to the decline in revenues in each of these segments, especially the fee income portion of the Financing Service segment.  Our operating income for these three segments decreased to an aggregate amount of $304,128 for the three months ended June 30, 2014 from $1,024,780 for the three months ended June 30, 2013.  The top performing segment continued to be Financing Services, which has been the focus of our expansion since 2012, but we have seen a significant slowdown of this segment primarily due to a significant portion of our working capital, which was previously used to finance this segment, being used for the Zhonghe acquisition payments and for working capital loans to Car King Tianjin. Our Airport Auto Mall Automotive Services segment generated gross profit of $308,266 through rental income and operating income of $78,695 for the three months ended June 30, 2014 which we did not have during the same period of 2013.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $1,719,897 during the three months ended June 30, 2014 compared to $142,439 during the same period of 2013. The increase of $1,577,458 or 1,107.46% was primarily due to the interest incurred on the payables related to the Zhonghe acquisition and the interest on the increased balances of our short-term borrowings.

Gain on disposal of property and equipment of $246 during the three months ended June 30, 2014 was related to receipt of the proceeds of an insurance claim over the net book value of an automobile used by the Company.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $193,121 during the three months ended June 30, 2014 represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest. Car King Tianjin began operations in March 2014 and it is expected that Car King Tianjin will be fully operational in the second half of 2014.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2014	% of net revenue	Six Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$220,661,817	100.00%	$217,881,376	100.00%	1.28%
Cost of revenue	218,217,037	98.89%	213,838,574	98.14%	2.05%
Gross profit	2,444,780	1.11%	4,042,802	1.86%	(39.53)%
Operating expenses	2,752,778	1.25%	1,315,541	0.61%	109.25%
(Loss) income from operations	(307,998)	(0.14)%	2,727,261	1.25%	(111.29)%
Other expenses	(3,332,430)	(1.51)%	(162,799)	(0.07)%	1,946.95%
(Loss) income before income taxes and noncontrolling interests	(3,640,428)	(1.65)%	2,564,462	1.18%	(241.96)%
Net (loss) income	(3,200,018)	(1.45)%	1,807,814	0.83%	(277.01)%
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(3,192,422)	(1.45)%	$1,807,819	0.83%	(276.59)%

For the six months ended June 30, 2014, our net revenue increased 1.28% to $220,661,817, from $217,881,376 for the same period in 2013, and our cost of revenue increased 2.05% to $218,217,037 from $213,838,574 for the same period in 2013.  Gross profit margin decreased 39.53% to 1.11% for the six months ended June 30, 2014 from 1.86% for the same period in 2013.  As compared to the same period in 2013, our gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2014 decreased 39.53% to $2,444,780, decreased 111.29% to $(307,998), decreased 277.01% to $(3,200,018) and decreased 276.59% to $(3,192,422), respectively, primarily due to a reserve of $308,444 for a batch of slow moving vehicles purchased in late 2012 and 2013, a decrease in revenue from the fee income portion of the Company’s Financing Services segment , an increase in depreciation expense on the Airport International Auto Mall property, and an increase in interest expense on the payable related to the acquisition of Zhonghe. .Gross margin of 1.11% for the six months ended June 30, 2014 was lower than 1.86% for the same period of 2013 and 1.49% for the full year of 2013.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2014	% of net revenue	Six Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$220,661,817	100.00%	$217,881,376	100.00%	1.28%
- Sales of Automobiles	216,227,722	97.99%	212,867,568	97.70%	1.58%
- Financing Services	3,336,093	1.51%	3,709,569	1.70%	(10.07)%
- Web-based Advertising Services	162,392	0.07%	332,466	0.15%	(51.16)%
- Automobile Value Added Services	125,110	0.06%	492,147	0.23%	(74.58)%
- Automobile Mall Automotive Services	645,529	0.29%	-	-%	-%
- Auto Mall Management Services	164,971	0.08%	479,626	0.22%	(65.60)%

Sales of Automobiles

Net revenue from sales of automobiles increased 1.58% to $216,227,722 for the six months ended June 30, 2014 from $212,867,568 for the same period in 2013.  During the six months ended June 30, 2014 and 2013, the Company sold 2,029 automobiles and 2,496 automobiles, respectively, representing a decrease of approximately 19% in volume.  The average unit selling price per automobile for the six months ended June 30, 2014 increased 24% to $106,000 from $85,000 for the same period in 2013.

During the six months ended June 30, 2014, sales for our top three selling brands, BMW, Land Rover, and Mercedes Benz accounted for 68% of our total net automobile sales.  Toyota, formerly one of our top three selling brands, continued to be ranked number four in terms of sales amounts during the three months ended June 30, 2014. During the six months ended June 30, 2013, sales for our top three selling brands, BMW, Mercedes Benz and Toyota accounted for 79% of our net automobile sales. We sold substantially more Land Rover vehicles during the six months ended June 30, 2014 than the same period of 2014, as the sales volume increased to 426 vehicles during the six months ended June 30, 2014 from 50 vehicles during the same period of 2013. The average selling price for Land Rover vehicles decreased 25% during the six months ended June 30, 2014 compared to the same period of 2013, while the average selling price for BMW and Mercedes Benz vehicles increased 22% and remained about the same, respectively, during the six months ended June 30, 2014, compared to the same period of 2013. Average selling prices for Toyota vehicles were typically lower compared to our other top selling luxury brands. Although sales of Toyota vehicles declined 48% during the six months ended June 30, 2014 compared to the same period of 2013, the overall average selling price of Toyota vehicles increased 63% during the current period.  Our gross margin for sales of automobiles decreased to 0.05% for the six months ended June 30, 2014 from 0.15% for the six months ended June 30, 2013. We made a reserve for a batch of slow moving vehicles in the amount of $308,444 on vehicles purchased in late 2012 and 2013, which caused our gross margin for sales of automobiles to be negative. Excluding this reserve, our gross margin for sales of automobiles should have been $414,105 or 0.19% for the six months ended June 30, 2014 which is slightly better than the percentage for the same period of of 2013.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 26% and 30% of the Company’s sales during the six months ended June 30, 2014 and 2013, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

The gross margin for our Financing Services segment decreased to 37.84% for the six months ended June 30, 2014 from 66.22% for the six months ended June 30, 2013.   The fee income portion of our financing revenue decreased during the six months ended June 30, 2014 as a result of lower interest rates charged by our banks during the period. Excluding interest income of $2,056,502 and $1,242,161 in the six months ended June 30, 2014 and 2013, respectively, the fee income portion decreased 48.14% to $1,279,591 for the six months ended June 30, 2014 from $2,467,408 for the same period of 2013. After strong growth in our fee income portion beginning in 2012 and continuing through the second quarter of 2013, we began to see a flattening of our fee income revenue, which declined starting in the third quarter of 2013. A significant part of our Financing Services income was related to fees charged to our customers for extending temporary credit beyond the financing terms contracted with banks. Because we made payments of approximately $39.2 million (RMB240 million) related to the Zhonghe acquisition in December 2013, and have been providing working capital to Car King Tianjin, our use of cash flow is not as flexible as it was prior to these transactions. We are therefore unable to offer as many temporary credit term extensions for our customers as we previously did. As a result, we have decreased our offerings of this service until we have the additional working capital necessary to return to our previous offering levels.

Web-based Advertising Services

Our web-based advertising service revenue decreased 51.16% from $332,466 for the six months ended June 30, 2013 to $162,392 for the same period of 2014.

Automobile Import Value Added Services

Our VAS revenue decreased 74.58%, from $492,147 for the six months June 30, 2013 to $125,110 for the six months ended June 30, 2014.  We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

During the six months ended June 30, 2014, we generated rental income of $645,529 including $635,299 for rental income generated from leasing the Airport International Auto Mall to Car King Tianjin, which began to operate in March 2014.

Cost of Revenue

	Six Months Ended June 30, 2014	% of net revenue	Six Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$220,661,817	100.00%	$217,881,376	100.00%	1.28%
Cost of revenue	218,217,037	98.89%	213,838,574	98.14%	2.05%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue percentage increased, not in proportion to the decrease in our revenue, primarily due to (i) the higher cost of revenue percentage of our Financing Services revenue caused by the lower fee income revenue and (ii) the inventory reserve made during the six months ended June 30, 2014. Sales of automobiles accounted for 97.99% of our total revenue for the six months ended June 30, 2014 as compared to 97.7% for the six months ended June 30, 2013.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized during the first half of 2014 and shifted slightly higher compared to the same period of 2013 and the full year of 2013, we hope that our overall gross margin will stabilize through the remainder of 2014.

Operating Expenses

	Six Months Ended June 30, 2014	% of total	Six Months Ended June 30, 2013	% of total	Change in %
Operating Expenses
- Selling and Marketing	$385,799	14.01%	$362,842	27.58%	6.33%
- General and Administrative	2,366,979	85.99%	952,699	72.42%	148.45%
Total	$2,752,778	100.00%	$1,315,541	100.00%	109.25%

During the six months ended June 30, 2014, our total operating expenses increased 109.25% to $2,752,778 from $1,315,541 for the same period in 2013.  This increase was a combination of a 6.33% increase in selling and marketing expenses to $385,799 for the six months ended June 30, 2014 from $362,842 for the same period in 2013, and a 148.45% increase in general and administrative expenses to $2,366,979 for the six months ended June 30, 2014 from $952,699 for the same period in 2013.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in
	2014	2013	%
Primary selling and marketing expenses
- Payroll	$84,548	$66,864	26.45%
- Staff related costs	56,405	31,029	81.78%
- Office expense	19,681	21,627	(9.00)%
- Advertising and promotion	13,972	8,085	72.81%
- Entertainment	31,937	35,447	(9.90)%
- Rent	67,301	62,866	7.05%

Payroll expenses increased 26.45% during the six months ended June 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits.  Office expenses fluctuate from time to time depending on our needs. We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 9.9% for the six months ended June 30, 2014.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses increased primarily due to the increased exhibition spaces rented in the Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Six Months Ended June 30,		Change in
	2014	2013	%
Primary general and administrative expenses
- Payroll	$161,923	$143,357	12.95%
- Staff related costs	41,603	41,015	1.43%
- Entertainment	83,926	39,196	114.12%
- Depreciation	1,283,981	56,323	2,179.67%
- Legal and professional fees	426,830	342,180	24.74%

Payroll expenses increased 12.957% during the six months ended June 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe.  Staff-related costs increased 1.43% primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses increased 2,179.67% due to the depreciation expense on the Airport International Auto Mall acquired in November 2013.  Legal and professional fees increased 24.74% for the six months ended June 30, 2014 primarily due to the professional fees incurred related to the acquisition of Zhonghe, which took place in November 2013.

Income (loss) from Operations

Income from operations decreased 111.29% for the six months ended June 30, 2014 to a loss of $307,998 from income of $2,727,261 in the same period in 2013.  Our gross profit decreased 39.53% to $2,444,780 for the six months ended June 30, 2014 from $4,042,802 for the same period in 2013.   The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which generate higher profit margins compared to the sales of automobiles, declined to approximately $3,623,595 during the six months ended June 30, 2014 as compared to approximately $4,534,182 in the same period in 2013, due to the decline in revenues in each of these segments, especially the fee income portion of our Financing Services segment.  Our operating income for these three segments decreased to an aggregate amount of $627,235 for the six months ended June 30, 2014 from $2,571,182 for the six months ended June 30, 2013.  The top performing segment continued to be Financing Services, which has been the focus of our expansion since 2012, but we have seen a significant slowdown of this segment primarily due to a significant portion of our working capital, which was previously used to finance this segment, being used for the Zhonghe acquisition payments and for working capital loans to Car King Tianjin. Our Airport Auto Mall Automotive Services segment generated gross profit of $645,529 through rental income and operating income of $224,339 for the six months ended June 30, 2014 which we did not have during the same period of 2013.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $3,042,480 during the six months ended June 30, 2014 compared to $219,075 during the same period of 2013. The increase of $2,823,405 or 1,288.78% was primarily due to the interest incurred on the payables related to the Zhonghe acquisition and the interest on the increased balances of our short-term borrowings.

Gain on disposal of property and equipment of $11,940 during the six months ended June 30, 2014 was related to receipt of the proceeds of an insurance claim over the net book value of an automobile used by the Company.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $488,385 during the six months ended June 30, 2014 represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest. Car King Tianjin began operations in March 2014 and it is expected that Car King Tianjin will be fully operational in the second half of 2014.

Inflation

We believe that inflation has had a negligible effect on operations for the six months period ended June 30, 2014.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(26,123,417)	$8,701,435
Net cash used in investing activities	(1,378,101)	(16,133,404)
Net cash provided by financing activities	14,373,525	1,756,779
Effect on exchange rate change on cash	(90,000)	76,647
Cash and cash equivalents at beginning of period	15,041,505	8,888,749
Cash and cash equivalents at end of period	1,823,512	3,290,206

Operating Activities

During the six months ended June 30, 2014, we had net cash used in operating activities of $26,123,417 as compared to net cash provided by operating activities of $8,701,435 during the same period of 2013.

Net cash used in operating activities during the six months ended June 30, 2014 primarily consisted of a net loss of $3,200,018, an increase in receivable in lines of credit related to financing services of $33,700,611 due to a larger outstanding receivables balance at June 30, 2014, an increase in advances to suppliers of $20,471,286 due to the building up of our inventory orders in order to increase our inventory selections for our customers, and a decrease in notes payable to suppliers of $12,244,657 due to repayments made in the period to settle certain payables when they became due. The net amount of cash used in operating activities was partially offset by a decrease in restricted cash of $15,794,841 due to fewer banks requiring restricted cash to grant lines of credit and issue letters of credit, and an increase in payables related to financing services of $22,692,784 due to larger outstanding balances on the draws on the lines of credit related to Financing Services.

Net cash provided by operating activities during the six months ended June 30, 2013 primarily consisted of net income of $1,807,814, an increase in restricted cash of $19,633,033 due to an increase in the number of lines of credit, related to our Financing Services business, which required restricted cash, an increase in receivables related to Financing Services of $4,444,767, a decrease in inventories of $12,896,225 due to strong automobile sales, an increase in advances to suppliers of $22,846,983 due to an increase in automobile orders in order to replenish our inventories, an increase in lines of credit related to Financing Services of $22,862,005, and an increase in customer deposits of $15,626,790 due to strong customer orders for automobiles and financing services.

Investing Activities

During the six months ended June 30, 2014, we had net cash used in investing activities of $1,378,101 as compared to $16,133,404 during the same period of 2013.  We received cash proceeds of $17,954 related to the disposal of an automobile used by the Company during the six months ended June 30, 2014. We had net purchases of property and equipment in the amount of $6,802 and $10,873, respectively, during the six months ended June 30, 2014 and 2013.   We loaned $1,389,253 to Car King Tianjin for its working capital needs during the six months ended June 30, 2014. We made a deposit related to the acquisition of Zonghe in the amount of $16,122,531 during the six months ended June 30, 2013.

Financing Activities

During the six months ended June 30, 2014, net cash provided by financing activities was $14,373,525, as compared to $1,756,779 during the same period in 2013.  The net cash provided by financing activities during the six months ended June 30, 2014 and 2013 mainly represented net borrowing proceeds on short-term loans from banks in the amount of $59,796,676 and $22,152,978, respectively, which were partially offset by repayments of $12,405,885 and $19,944,736, respectively.  Cash payments related to the increase in restricted cash required by these short-term borrowings were $32,905,773 and $2,866,586 during the six months ended June 30, 2014 and 2013, respectively. Drawdowns from bank overdraft agreements decreased $3,615, and increased $2,409,457, during the six months ended June 30, 2014 and 2013, respectively. In addition, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $405,942 and $402,203 and repaid $513,820 and $396,537 during the six months ended June 30, 2014 and 2013, respectively.

Our total cash and cash equivalents increased to $1,823,512 as of June 30, 2014, as compared to $3,290,206 as of June 30, 2013.

Working Capital

As of June 30, 2014, the Company had working capital of $14,017,955 compared to working capital of $16,012,695 as of December 31, 2013.

We aim to continue to improve the level of working capital through increased revenue and efficiently controlling costs.  The Company adopted measures to lower holding costs of inventories and to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We currently have several outstanding banking facilities with Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, Industrial and Commercial Bank of China, China Zheshang Bank, and China Minsheng Bank. As of June 30, 2014, the Company had aggregate credit lines of $169 million (RMB 1.04 billion), and had outstanding balances under these credit lines of $88.2 million, which amount was directly related to our Financing Services operations. In May 2014, we obtained a new facility from China Minsheng Bank to borrow up to $12,997,141 (RMB80,000,000). As of August 11, 2014, the Company had aggregate credit lines of $169 million (RMB1.04 billion) with its banks.

As of June 30, 2014, we had an aggregate outstanding loan balance of $53,446,006 related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank.  These loans carried interest at rates ranging from 3.12% to 6.6% per annum and had maturity dates between six months to one year from the original loan agreement dates.   These loans were used for our working capital.  We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms.  In order to expand our revenues on sales of automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders.  As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,418,079 with Pudong Development Bank as of June 30, 2014 pursuant to an Overdraft Agreement which expires in December 2014.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB 559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB 240,000,000) was paid within 5 business days after the signing of the Agreement.  As of June 30, 2014, we had an outstanding debt balance of $52,624,050 including interest. We have to remit approximately $19.6 million, including principal and interest in each November of 2014, 2015 and 2016.  We plan to finance these installment payments through our operating cash flows and bank loans.  We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing.  We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments.  However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

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

Rental Income from Car King Tianjin

We lease a substantial portion of our Airport International Auto Mall facility to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales, which provide the source of Car King Tianjin’s revenues but are not recorded as part of our revenue in the accompanying condensed consolidated financial statements. Due to the cumulative loss incurred by Car King Tianjin and the limited contributed capital made by Company and Car King China, Car King Tianjin has limited working capital and its ability to remit the rent for the Airport International Auto Mall lease will be uncertain starting in the third quarter of 2014. As a result, beginning in the third quarter of 2014, we might not able to recognize the rental income beginning until Car King Tianjin’s operating results and cash flows begin to improve.

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

A DTC “Global Lock” on the electronic clearing of trades in our securities in the future may affect the liquidity of our stock and our ability to raise capital.

On July 17, 2014, the Company received a letter from the Depository Trust Company (“DTC”), notifying the Company that DTC intends to suspend all book-entry services provided to its participants with respect to the common shares of the Company (the “Global Lock”). The Company has until September 12, 2014 to provide a written response to DTC setting forth its reasons why the Global Lock should not be instituted. DTC would then have up to twenty business days to reply to the Company’s response with either a determination or a request for further information. The Company intends to object to the imposition of the Global Lock pursuant to the foregoing procedure, and is also currently considering all other options available to it. However, there can be no assurance that any of the Company’s efforts will be successful. If the Global Lock is imposed, the Company’s common shares will not be eligible for delivery, transfer or withdrawal through DTC until the Global Lock is removed, if ever. If instituted, the Global Lock would affect the liquidity of the Company’s shares which may make it difficult to purchase or sell shares in the open market. It may also have an adverse effect on the Company’s ability to raise capital since investors may be unable to resell shares into the market. The Company’s inability to raise capital on terms acceptable to it, if at all, could have a material and adverse effect on the Company’s business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)   There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended June 30, 2014.

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

Date:  August 13, 2014

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

