Form 10-Q
period 2014-09-30
China Auto Logistics Inc
filed 2014-11-14
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2014
Common Stock, $0.001 par value per share	4,034,394 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$3,336,929	$15,041,505
Restricted cash	35,708,660	29,665,536
Accounts receivable - trade, Car King Tianjin	325,024	-
Receivable related to auto mall management fees	-	255,712
Receivables related to financing services	118,662,621	68,568,562
Inventories	17,788,136	15,343,671
Advances to suppliers	83,575,190	38,074,096
Prepaid expenses	76,732	12,311
Value added tax refundable	688,550	283,478
Deferred tax assets	13,690	48,345
Total current assets	260,175,532	167,293,216

Property and equipment, net	70,575,236	72,977,985
Ownership interest in Car King Tianjin	-	577,904
Due from Car King Tianjin	1,226,440	-
Goodwill	20,018,491	20,159,365
Intangible assets, net	460,450	547,155
Total Assets	$352,456,149	$261,555,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,423,968	$2,439,429
Lines of credit related to financing services	97,905,191	66,173,312
Short term borrowings	66,157,385	6,259,598
Accounts payable	437,348	-
Notes payable to suppliers	16,251,178	21,275,203
Accrued expenses	591,092	236,599
Customer deposits	42,026,064	35,205,567
Deferred revenue	511,516	202,428
Deposits	81,256	-
Payable related to acquisition of Zhonghe - current portion, net	16,536,713	15,706,581
Due to former shareholder	2,207,921	2,223,458
Due to director	468,570	597,393
Income tax payable	396,753	174,540
Deferred tax liability	592,940	786,413
Total current liabilities	246,587,895	151,280,521

Payable related to acquisition of Zhonghe, excluding current portion, net	37,116,766	35,306,223
Deferred tax liability	11,441,116	12,239,842
Total liabilities	295,145,777	198,826,586
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of September 30, 2014 and December 31, 2013	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	7,196,797	7,642,886
Retained earnings	26,568,034	31,530,669
Total China Auto Logistics Inc. shareholders’ equity	56,748,599	62,157,323
Noncontrolling interests	561,773	571,716
Total equity	57,310,372	62,729,039

Total liabilities and shareholders’ equity	$352,456,149	$261,555,625

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$92,377,130	$125,489,366	$313,038,947	$343,370,742
Cost of revenue	91,280,660	123,918,829	309,497,697	337,757,403
Gross profit	1,096,470	1,570,537	3,541,250	5,613,339

Operating expenses:
Selling and marketing	282,039	159,492	667,838	522,334
General and administrative	1,040,674	479,922	3,407,653	1,432,621
Total operating expenses	1,322,713	639,414	4,075,491	1,954,955

(Loss) income from operations	(226,243)	931,123	(534,241)	3,658,384

Other income (expenses)
Interest income	256,722	124,540	515,631	367,186
Interest expense	(1,770,518)	(234,552)	(4,812,998)	(453,627)
(Loss) gain on disposal of property and equipment	(203)	-	11,737	-
Equity loss - share of investee company loss	(160,522)	-	(648,907)	-
Foreign exchange loss	(75,754)	(12,254)	(148,168)	(198,624)
Miscellaneous	488	-	488	-
Total other expenses	(1,749,787)	(122,266)	(5,082,217)	(285,065)

(Loss) income before income taxes	(1,976,030)	808,857	(5,616,458)	3,373,319

Income taxes (benefits) expense	(203,753)	257,518	(644,163)	1,014,166

Net (loss) income	(1,772,277)	551,339	(4,972,295)	2,359,153

Less: Net loss attributable to noncontrolling interests	(2,064)	(1,936)	(9,660)	(1,941)

Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,770,213)	$553,275	$(4,962,635)	$2,361,094

(Loss) earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$(0.44)	$0.15	$(1.23)	$0.64

Weighted average number of common shares Outstanding
- basic and diluted	4,034,494	3,694,394	4,034,494	3,694,394

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(1,772,277)	$551,339	$(4,972,295)	$2,359,153

Other comprehensive income (loss)
Foreign currency translation adjustments	16,748	264,077	(446,370)	1,477,973

Comprehensive (loss) income	(1,755,529)	815,416	(5,418,665)	3,837,126

Less: Comprehensive loss attributable to noncontrolling interests	(2,010)	(3,043)	(9,943)	(3,820)

Comprehensive (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,753,519)	$818,459	$(5,408,722)	$3,840,946

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net (loss) income	$(4,972,295)	$2,359,153

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation on property and equipment	1,898,437	83,826
Amortization on intangible assets	82,988	-
Gain on disposal of property and equipment	(11,737)	-
Equity loss - share of investee company loss	648,907	-
Change of inventory reserve	170,301	-
Change of deferred tax assets	34,536	-
Change of deferred tax liabilities	(266,380)	-

Changes in operating assets and liabilities:
Restricted cash	13,955,586	(12,735,438)
Accounts receivable - trade, Car King Tianjin	(326,722)	(88,091)
Receivable related to auto mall management fees	255,494	(253,599)
Receivables related to financing services	(50,790,909)	(9,571,239)
Notes receivable	-	1,631,363
Inventories	(2,741,798)	4,516,046
Advances to suppliers	(45,751,073)	1,868,155
Prepaid expenses, other current assets and other assets	(64,708)	17,843
Value added tax receivable	(410,263)	(1,236,134)
Accounts payable	436,892	72,540
Line of credit related to financing services	32,373,503	10,386,661
Notes payable to suppliers	(4,936,615)	-
Accrued expenses	356,764	(1,904)
Accrued interest	2,364,975	-
Value added tax payable	-	(1,572)
Customer deposits	7,074,785	14,354,058
Deferred revenue	310,165	(108,670)
Rental deposits	81,123	-
Income tax payable	223,612	(76,845)
Net cash (used in) provided by operating activities	(50,004,432)	11,216,153

Cash flows from investing activities
Proceeds from disposal of property and equipment	19,578	-
Purchase of property and equipment	(10,963)	(13,502)
Advances to Car King Tianjin	(1,308,053)	-
Acquisition deposits for Zhonghe	-	(16,122,531)
Net cash used in investing activities	(1,299,438)	(16,136,033)

Cash flows from financing activities
Bank overdraft	1,564	2,395,570
Proceeds from short-term borrowings	88,216,840	25,383,484
Repayments of short-term borrowings	(28,138,964)	(26,023,210)
Change in restricted cash related to short-term borrowings	(20,253,537)	136,027
Proceeds from director	450,942	502,201
Repayments to director	(589,180)	(496,089)
Net cash provided by financing activities	39,687,665	1,897,983

Effect of exchange rate change on cash	(88,371)	106,696

Net decrease in cash and cash equivalents	(11,704,576)	(2,915,201)

Cash and cash equivalents at the beginning of period	15,041,505	8,888,749
Cash and cash equivalents at the end of period	$3,336,929	$5,973,548

Supplemental disclosure of cash flow information
Interest paid	$5,339,194	$2,398,901
Income taxes paid	$-	$937,321

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2014 and the results of its operations for the three-month and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2014 and December 31, 2013 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s income is generated mainly through (1) sales of automobiles, (2) service fees paid by customers for assistance in obtaining bank financing for purchases of automobiles (“financing services”), (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company’s websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services, and (5) airport auto mall automotive services. As indicated above, as of March 1, 2014, the Company no longer performs auto mall management services, and therefore, it will no longer recognize revenue related to such services.

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

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term. The Company charges a monthly fee for listing services and recognizes the revenue when services are performed. The Company offers sales incentives to its customers in the form of (i) subscription exemption,; (ii) discounted prices and (iii) free advertisements. The Company classifies sales incentives as a reduction of net revenues. Revenues, net of discounts and allowances, are recognized ratably over the service periods.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of September 30, 2014 and December 31, 2013.

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of our inventory, assessing slow-moving and ongoing products. The Company’s products are comprised of the purchase cost of automobiles, which declines in value over time. The Company continuously evaluates our inventory to determine the reserve amount for slow-moving inventory. As of September 30, 2014 and December 31, 2013, the reserve for obsolescence amounted to $359,543 and $193,379, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2014 and 2013, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

(2)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	September 30,	December 31,
	2014	2013

Collateral for banks’ issuance of letters of credit to the Company’s customers	$2,820,113	$6,630,313
Collateral for lines of credit related to financing services	-	8,733,869
Collateral for short-term borrowings	23,134,730	3,004,998
Collateral for notes payable to suppliers	9,753,817	11,296,356
	$35,708,660	$29,665,536

(3)	Property and Equipment

A summary of property and equipment is as follows:

	September 30,	December 31,
	2014	2013

Buildings and land use rights	$72,317,743	$72,826,656
Computers	226,826	217,717
Office equipment, furniture and fixtures	109,552	109,898
Leasehold improvement	34,127	34,368
Automobiles	1,086,611	1,117,383
	73,774,859	74,306,022
Less: Accumulated depreciation and amortization	(3,199,623)	(1,328,037)
	$70,575,236	$72,977,985

Depreciation and amortization expenses for property and equipment amounted to $614,538 and $28,153 for the three months ended September 30, 2014 and 2013, respectively, and $1,898,437 and $83,826, for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of December 31, 2013	$4,031,873	$16,127,492	$20,159,365
Translation adjustment	(28,175)	(112,699)	(140,874)

Balance as of September 30, 2014	$4,003,698	$16,014,793	$20,018,491

(5)	Intangible Assets, Net

The Company acquired customer relations in connection with the acquisition of Zhonghe on November 30, 2013. As of September 30, 2014 and December 31, 2013, the customer relations is summarized as follows:

		As of September 30, 2014
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	(2,462)	-	(92,090)	$460,450

		As of December 31, 2013
	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization -
Customer relations	5 years	$555,002	1,426	-	(9,273)	$547,155

Amortization expense for intangible assets was $27,608 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $82,988 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

(6)	Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. Car King Tianjin’s operations commenced on March 6, 2014. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed income statement information:	Three Months Ended September 30, 2014

Net sales	$1,169,322

Gross profit	527,515

Net loss	(401,306)

The Company’s equity in net loss of Car King Tianjin	$(160,522)

Condensed income statement information:	Nine Months Ended September 30, 2014

Net sales	$2,620,375

Gross profit	1,140,562

Net loss	(1,622,269)

The Company’s equity in net loss of Car King Tianjin	$(648,907)

Condensed balance sheet information:	As of September 30, 2014

Current assets	$4,346,605

Non current assets	1,080,567

Total assets	$5,427,172

Current liabilities	$5,611,307

Shareholders’ deficit	(184,135)

Current liabilities and shareholders’ deficit	$5,427,172

The Company’s ownership interest in Car King Tianjin	$(73,654)

The amount due from Car King Tianjin was reduced by $73,654 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin.

(7)	Bank Overdraft

In March 2013, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of this agreement, the Company can draw on its bank account up to $2,437,677 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate at 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matured in December 2013. The outstanding balance of this facility was $2,439,429 as of December 31, 2013.

In January 2014, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of this agreement, the Company can draw on its bank account up to $2,437,677 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier and a customer of the Company, and matures in December 2014. The outstanding balance of the facility was $2,423,968 as of September 30, 2014.

(8)	Lines of Credit Related to Financing Services

The Company provides financing services to its customers using the Company’s bank facility lines of credit. The Company earns a service fee for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes. Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. Customers are also required to make a deposit in the range of 10% to 15% of the purchase price of the automobiles. If customers default on payment, the banks take custody of the automobiles until the loans are fully repaid.

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $1,138,879 and $688,024 for the three months ended September 30, 2014 and 2013, respectively, and $3,195,381 and $1,930,185 for the nine months ended September 30, 2014 and 2013, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company could borrow a maximum amount of $13,000,943 (RMB80,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During the three months ended September 30, 2014, interest was charged at rates ranging between 4.34% and 5.07% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of September 30, 2014 and December 31, 2013, the Company had an outstanding balance of $0 and $3,930,068, respectively, under this facility line of credit. This facility line of credit, which is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, matured in June 2013, was renewed for one year through June 2014 with substantially the same terms and matured in June 2014.

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,375,825 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During the three months ended September 30, 2014, interest was charged at rates ranging between 4.34% and 5.07% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of September 30, 2014 and December 31, 2013, the Company had an outstanding balance of $6,376,577 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in February 2015.

Agricultural Bank of China

In September 2013, the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company could borrow a maximum amount of $84,506,127 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended September 30, 2014, borrowings under this facility line of credit bore interest at rates ranging from 4.53% to 6.19% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $0 and $55,298,731, respectively, under this facility line of credit. The outstanding balance was secured by the amount of $0 and $8,733,869 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. This facility matured in September 2014.

In September 2014 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $84,506,127 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended September 30, 2014, borrowings under this facility line of credit bore interest at rates ranging from 4.53% to 6.19% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $58,010,215 and $0, respectively, under this facility line of credit. The outstanding balance was secured by the amount of $0 and $8,733,869 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. The facility matures in September 2015.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $19,501,414 (RMB120,000,000). During the three months ended September 30, 2014, borrowings under this facility line of credit bore interest at rates ranging from 5.23% to 5.43% per annum. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $8,980,108 and $553,865, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2014.

China Zheshang Bank

In September 2013, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $24,376,767 (RMB150,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at a rate of 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2014 and December 31, 2013 the Company had outstanding balances of $0 and $6,390,648, respectively, under this facility line of credit. This facility matured in September 2014.

In August 2014, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $29,252,121 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at a rate of 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2014 and December 31, 2013 the Company had outstanding balances of $12,671,889 and $0, respectively, under this facility line of credit. This facility matures in August 2015.

Industrial and Commercial Bank of China

In February 2014, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $16,251,178 (RMB100,000,000). This facility line of credit is guaranteed by Hezhong (Tianjin) International Development Ltd. Co., Zhonghe’s former owner. During the three months ended September 30, 2014, borrowings under this facility line of credit bore interest at a rate of 3.89% per annum and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $10,991,865 and $0, respectively, under this facility line of credit. This facility matures in February 2015.

China Minsheng Bank

In April 2014, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $13,000,942 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended September 30, 2014, borrowings under this facility line of credit bore interest at rates ranging from 2.93% to 3.23% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $874,537 and $0, respectively, under this facility line of credit. This facility matures in April 2015.

(9)	Short Term Borrowings

Agricultural Bank of China

In order to obtain short term financing, in December 2013 the Company entered into a term loan agreement with Agricultural Bank of China, which is settled in US dollars. The outstanding balance totaled $0 and $3,002,182 of short term foreign currency borrowings as of September 30, 2014 and of December 31, 2013, respectively. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.34% per annum and are secured by the amount of $0 and $3,002,182 (RMB18,344,534), respectively, deposited to the bank, which is presented as restricted cash on the consolidated balance sheets of the Company as of September 30, 2014 and December 31, 2013, respectively. These short term foreign currency borrowings matured during the three months ended June 30, 2014.

In order to obtain short term financing, during the nine months ended September 30, 2014 the Company entered into thirteen term loan agreements with Agricultural Bank of China, which are settled in US dollars. Six of these loans were repaid during the nine months ended September 30, 2014. The outstanding balance of the remaining loans totaled $23,091,763 and $0 of short term foreign currency borrowings with Agricultural Bank of China as of September 30, 2014 and December, 31, 2013. These short term foreign currency borrowings bear interest at rates ranging between 3.12% and 3.33% per annum, mature within six months from the dates of borrowing and are secured by the amount of $23,134,730 and $0 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

In March 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $9,750,707 (RMB60,000,000). The outstanding balance totaled $9,750,707 as of September 30, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in March 2015, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $4,875,353 (RMB 30,000,000). The outstanding balance totaled $4,875,353 as of September 30, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in April 2015, and is secured by the Airport International Auto Mall and related land use rights.

In July 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $8,125,589 (RMB50,000,000). The outstanding balance totaled $8,125,589 as of September 30, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in July 2015, and is secured by the Airport International Auto Mall and related land use rights.

In August 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company could borrow up to $6,500,471 (RMB40,000,000). The outstanding balance totaled $6,500,471 as of September 30, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in August 2015, and is secured by the Airport International Auto Mall and related land use rights.

In September 2014, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $10,563,266 (RMB65,000,000). The outstanding balances totaled $10,563,266 as of September 30, 2014. These short term loans bear interest at a rate of 6.6% per annum, mature in September 2015, and are secured by the Airport International Auto Mall and related land use rights.

China Zheshang Bank

In August 2013 and September 2013, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,234,653 (RMB19,904,114). Borrowings under these loan agreements bear interest at a rate of 5.6% per annum for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) an unrelated party who is a personal friend of Mr. Tong Shiping; and (iv) two unrelated parties, who are also customers of the Company. The total outstanding balance of these agreements was $3,257,416 as of December 31, 2013. This loan was repaid in March 2014.

In February 2014, the Company entered into two loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,250,236 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) an unrelated party who is a personal friend of Mr. Tong Shiping; and (iv) two unrelated parties, who are also customers of the Company. The total outstanding balance of these agreements was $0 as of September 30, 2014. These loans were repaid in August 2014.

In July and August 2014, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,250,236 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. The total outstanding balance of these agreements was $3,250,236 as of September 30, 2014.

(10)	Notes Payable to Suppliers

From time to time, the Company issues notes payable to suppliers, which are guaranteed by various banks. The terms of these notes payable vary depending on negotiations with the individual suppliers. Typical terms are in the range of three to six months. Prior to the expiration dates of the notes, the note holders can present these notes to the banks to draw on the note amounts if the Company does not settle the outstanding amount payable to these suppliers. The Company is subject to a bank fee of 0.05% on notes payable amounts.

As of December 31, 2013, the Company had eight outstanding notes payable to suppliers, which matured in May 2014, in an aggregate amount of $3,273,108 (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain 100% of the note amounts of $3,273,108 (RMB20,000,000), as guaranteed funds, which was classified as restricted cash as of December 31, 2013, respectively.

As of September 30, 2014, the Company had four outstanding notes payable to suppliers, maturing in November and December 2014, in an aggregate amount of $5,687,912 (RMB35,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain approximately 50% of the notes amounts, or $2,844,050 (RMB17,500,578) as guaranteed funds, which was classified as restricted cash as of September 30, 2014.

As of September 30, 2014, the Company had two outstanding notes payable to suppliers, maturing in February 2015, in an aggregate amount of $3,250,236 (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain approximately 100% of the notes amounts, or $3,250,236 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2014.

As of September 30, 2014, the Company had five outstanding notes payable to suppliers, maturing in February 2015, in an aggregate amount of $7,313,030 (RMB45,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain approximately 50% of the notes amounts, or $3,659,531 (RMB22,519,138) as guaranteed funds, which was classified as restricted cash as of September 30, 2014.

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

A summary of this debt follows:

Outstanding debt balance	$53,653,479
Less current portion	(16,536,713)
Outstanding debt balance less current portion	$37,116,766

(12)	Major Customers and Suppliers

Major Customers

One customer accounted for 14% and 16% of the Company’s net revenue for the three months and nine months ended September 30, 2014, respectively.

Two customers accounted for a total of 27% of the Company’s net revenue during the three months ended September 30, 2013. One customer accounted for 20% of the Company’s net revenue during the nine months ended September 30, 2013.

Major Suppliers

One supplier accounted for 19% of the Company’s purchases during the three months ended September 30, 2014 and another supplier accounted for 10% of the Company’s purchases during the nine months ended September 30, 2014. Both suppliers are guarantors of the line of credit with Agricultural Bank of China.

One supplier accounted for 15% and 20% of the Company’s purchases during the three months and nine months ended September 30, 2013, respectively.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiaries are considered restricted net assets and are not distributable as cash dividends. As of September 30, 2014 and December 31, 2013, the Company’s statutory reserve fund was approximately $3,590,000 and $3,790,000, respectively.

(14)	Related Party Balances and Transactions

Ms. Cheng Weihong makes non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. Ms. Cheng Weihong is a Director and Senior Vice President of the Company. Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping. As of September 30, 2014 and December 31, 2013, the outstanding balances due to Ms. Cheng Weihong were $468,570 and $597,393, respectively.

One of the Company’s former shareholders, Sino Peace Limited, paid accrued expenses through 2012 on behalf of the Company. As of September 30, 2014 and December 31, 2013, the outstanding balances due to Sino Peace Limited were $2,207,921 and $2,223,458, respectively.

The balances discussed above, as of September 30, 2014 and December 31, 2013, are interest-free, unsecured and have no fixed term of repayment. During the three months and nine months ended September 30, 2014 and 2013, there was no imputed interest charged in relation to these balances.

In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023. Rent for the year of 2014 is approximately $1.3 million (RMB8,000,000), for a monthly rate of approximately $109,000 (RMB666,667). During the three months and nine months ended September 30, 2014, the Company recognized rental income of $0 and approximately $652,000 (RMB4,000,000) related to this lease. The Company did not recognize any rental income for the three months ended September 30, 2014 as Car King Tianjin did not have sufficient working capital to pay this rent without the Company’s financial support. The company recorded accounts receivable due from Car King Tianjin and deferred revenue related to this rent amounted to $325,024 as of September 30, 2014.

The Company made loans to Car King Tianjin for working capital purposes during the nine months ended September 30, 2014. Outstanding balances due from Car King Tianjin amounted to $1,226,440 as of September 30, 2014. The outstanding loan amount was reduced by the excess of equity loss over the investment in Car King Tianjin in the amount of $73,654 as of September 30, 2014.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended September 30, 2014

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$90,341,713	$2,009,704	$25,713	$-	$-	$-	$-	$92,377,130
Cost of revenue	90,127,323	1,148,456	4,881	--	-	-	-	91,280,660

Operating expenses
Selling and marketing	55,146	221,534	5,359	-	-	-	-	282,039
General and administrative	101,740	408,711	9,886	-	-	-	520,337	1,040,674
Total operating expenses	156,886	630,245	15,245	-	-	-	520,337	1,322,713
Income (loss) from operations	$57,504	$231,003	$5,587	$-	$-	$-	$(520,337)	$(226,243)

Three Months Ended September 30, 2013

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$123,468,011	$1,470,380	$128,997	$175,735	$-	$246,243	$-	$125,489,366
Cost of revenue	123,208,114	693,388	9,196	5,363	-	2,768	-	123,918,829

Operating expenses
Selling and marketing	26,394	78,905	12,166	17,302	-	24,725	-	159,492
General and administrative	39,710	118,716	18,304	26,031	-	37,200	239,961	479,922
Total operating expenses	66,104	197,621	30,470	43,333	-	61,925	239,961	639,414
Income (loss) from operations	$193,793	$579,371	89,331	$127,039	$-	$181,550	$(239,961)	$931,123

Nine Months Ended September 30, 2014

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$306,569,435	$5,345,797	$188,105	$125,110	$645,529	$164,971	$-	$313,038,947
Cost of revenue	306,249,384	3,222,186	15,694	8,097	-	2,336	-	309,497,697

Operating expenses
Selling and marketing	91,831	404,490	30,532	15,329	104,350	21,306	-	667,838
General and administrative	217,030	962,250	85,457	51,152	316,840	71,096	1,703,828	3,407,653
Total operating expenses	308,861	1,366,740	115,989	66,481	421,190	92,402	1,703,828	4,075,491
Income (loss) from operations	$11,190	$756,871	$56,422	$50,532	$224,339	$70,233	$(1,703,828)	$(534,241)

Nine Months Ended September 30, 2013

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$336,335,579	$5,179,949	$461,463	$667,882	$-	$725,869	$-	$343,370,742
Cost of revenue	335,752,844	1,946,475	33,748	16,289	-	8,047	-	337,757,403

Operating expenses
Selling and marketing	59,590	300,264	38,925	55,461	-	68,094	-	522,334
General and administrative	72,922	407,138	55,587	88,484	-	92,180	716,310	1,432,621
Total operating expenses	132,512	707,402	94,512	143,945	-	160,274	716,310	1,954,955
Income (loss) from operations	$450,223	$2,526,072	333,203	$507,648	$-	$557,548	$(716,310)	$3,658,384

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Auto Mall Management Services	Corporate	Total
As of September 30, 2014	$157,783,723	$126,710,968	$579,759	$1,124,153	$65,430,542	$-	$827,004	$352,456,149

As of December 31, 2013	$93,650,624	$96,122,720	$1,820,264	$2,815,434	$65,077,390	$376,146	$1,693,047	$261,555,625

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

On November 22, 2013, the Company, through its wholly-owned subsidiary Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), entered into a Cooperation Framework Agreement with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) with respect to the establishment of a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin”) which will own and operate a used car business. The establishment of Car King Tianjin was contingent upon the successful completion by the Company of the acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area where the used car business is to be operated. Upon the acquisition of Zhonghe on November 30, 2013, described below, Car King Tianjin was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China can make capital contributions totaling up to RMB8,000,000 and RMB12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB4,000,000 to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss. In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023.

On November 30, 2013, Shisheng signed an agreement (the “Auto Mall Acquisition Agreement”) with Hezhong to purchase 100% of the equity of Zhonghe, which owned and operated the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.2 million, net of cash received) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $38.8 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

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

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com). The Company also sells imported automobiles and, as the only one-stop service provider in Tianjin, provides dealer financing to our customers. Through the acquisition of Zhonghe and the establishment of Car King Tianjin in November 2013, the Company entered into the used car sales market. We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long term growth. In addition, we intend to use the Tianjin Airport International Auto Mall which was acquired through the acquisition of Zhonghe, to expand into the retail automobile sales market, which may generate higher overall gross margins.

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

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of September 30, 2014 and December 31, 2013, reserve for obsolescence amounted to $363,711 and $193,379, respectively.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2014, the deferred tax assets amounted to $13,690 and deferred tax liabilities amounted to $12,034,056

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $30.2 million as of September 30, 2014. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2014 or unrecognized tax benefit that would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2014, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2014	% of net revenue	Three Months Ended September 30, 2013	% of net revenue	Change in %
Net revenue	$92,377,130	100.00%	$125,489,366	100.00%	(26.39)%
Cost of revenue	91,280,660	98.81%	123,918,829	98.75%	(26.34)%
Gross profit	1,096,470	1.19%	1,570,537	1.25%	(30.19)%
Operating expenses	1,322,713	1.43%	639,414	0.51%	106.86%
(Loss) income from operations	(226,243)	(0.24)%	931,123	0.74%	(124.30)%
Other expenses	(1,749,787)	(1.89)%	(122,266)	(0.10)%	1,331.14%
(Loss) income before income taxes and noncontrolling interests	(1,976,030)	(2.14)%	808,857	0.64%	(344.30)%
Net (loss) income	(1,772,277)	(1.92)%	551,339	0.44%	(421.45)%
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(1,770,213)	(1.92)%	$553,275	0.44%	(419.95)%

For the three months ended September 30, 2014, our net revenue decreased 26.39% to $92,377,130, from $125,489,366 for the same period in 2013, and our cost of revenue decreased 26.34% to $91,280,660 from $123,918,829 for the same period in 2013. Our gross profit margin decreased 30.19% to 1.19% for the three months ended September 30, 2014 from 1.25% for the same period in 2013. As compared to the same period in 2013, our gross profit, income (loss) from operations, net income (loss), and net income (loss) attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2014 decreased 30.19% to $1,096,470, decreased 124.3% to $(226,243), decreased 344.3% to $(1,976,030), and decreased 419.95% to $(1,770,213), respectively, primarily due to decrease in the volume of our automobile sales, an increase in depreciation expense on the Airport International Auto Mall, and an increase in interest expense on the payable related to the acquisition of Zhonghe. Our gross margin of 1.19% for the three months ended September 30, 2014 was lower than our gross margin of 1.25% for the same period of 2013 and 1.49% for the full year of 2013.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2014	% of net revenue	Three Months Ended September 30, 2013	% of net revenue	Change in %
Net revenue	$92,377,130	100.00%	$125,489,366	100.00%	(26.39)%
- Sales of Automobiles	90,341,713	97.79%	123,468,011	98.39%	(26.83)%
- Financing Services	2,009,704	2.18%	1,470,380	1.17%	36.68%
- Web-based Advertising Services	25,713	0.03%	128,997	0.10%	(80.07)%
- Automobile Value Added Services	-	0.00%	175,735	0.14%	(100.00)%
- Airport Auto Mall Automotive Services	-	0.00%	-	-%	-
- Auto Mall Management Services	-	0.00%	246,243	0.20%	(100.00)%

Sales of Automobiles

Net revenue from sales of automobiles decreased 26.83% to $90,341,713 for the three months ended September 30, 2014 from $123,468,011 for the same period in 2013. During the three months ended September 30, 2014 and 2013, the Company sold 881 automobiles and 1,253 automobiles, respectively, representing a decrease of approximately 30% in volume. The average unit selling price per automobile increased to $103,000 for the three months ended September 30, 2014 from $99,000 for the same period in 2013.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market. While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to expand our market share and maintain our market leader status. During the three months ended September 30, 2014, sales of our top three selling brands, Land Rover, Mercedes Benz and Toyota, accounted for 67% of our total net automobile sales. BMW, one of our top three selling brands in the first half of 2014, ranked fourth in terms of number of units sold during the three months ended September 30, 2014. During the three months ended September 30, 2013, sales of our top three selling brands, BMW, Mercedes Benz and Toyota, accounted for 74% of our net automobile sales. We sold substantially more Toyota vehicles during the three months ended September 30, 2014 than during the second quarter of 2014, and the sales volume of Toyota vehicles increased to 267 vehicles during the three months ended September 30, 2014. The average selling price for Land Rover vehicles decreased 17% during the three months ended September 30, 2014 compared to the same period of 2013, while the average selling price of Mercedes Benz and Toyota vehicles was about the same during the three months ended September 30, 2014 compared to the same period of 2013. Our gross margin on automobile sales increased to 0.24% for the three months ended September 30, 2014 from 0.21% for the three months ended September 30, 2013, and from negative 0.06% in the second quarter of 2014.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 25% and 33% of the Company’s sales during the three months ended September 30, 2014 and 2013, respectively. The Company will seek tomaintain its close working relationships with its top customers while also attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended September 30, 2014 increased 36.68% to $2,009,704 from $1,470,380 for the same period in 2013. The Company had aggregate credit lines of approximately $174 million (RMB1.07 billion) and had approximately $97.9 million drawn on our lines as of September 30, 2014. In addition to the facility lines of credit agreements with various banks, the Company had $66.2 million of short-term borrowings with Agricultural Bank of China and China Zheshang Bank as of September 30, 2014. We had approximately $49.7 million drawn on our $139 million lines of credit as of September 30, 2013. The gross margin for our Financing Services segment decreased to 42.85% for the three months ended September 30, 2014 from 52.84% for the three months ended September 30, 2013.

Our Financing Services revenue consists of two portions: interest income and fee income. Revenue from Financing Services increased during the three months ended September 30, 2014 as a result of an increase in both the fee income and interest income generated during the period Excluding revenue from the interest income portion of $1,138,879 and $688,024 in the three months ended September 30, 2014 and 2013, respectively, revenue from the fee income portion increased 11.31% to $870,825 for the three months ended September 30, 2014 from $782,356 for the same period in 2013. After strong growth in our fee income segment beginning in the 2012 fiscal year, we began to see a flattening of our revenue from this segment in the third quarter of 2013. This was because a significant portion of our Financing Services income is related to fees that we charge to our customers for extending temporary credit beyond the financing terms these customers have contracted with banks. Because we made payments of approximately $39.2 million (RMB240 million) related to the Zhonghe acquisition in December 2013, and have been providing working capital to Car King Tianjin since this acquisition, our use of cash flow has not been as flexible as it was prior to these transactions. We have therefore been unable to offer as many temporary credit term extensions for our customers as we previously have. However, during the three months ended September 30, 2014, we were able to increase the volume of other financing services in order to compensate for the decline in the revenue generated from our credit term extension service. In addition, we also entered into additional short term financing arrangements, which allowed us to be more flexible with respect to our working capital. Therefore, our Financing Services revenue gradually increased during the period after sizable declines in the first half of 2014. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in future quarters.

Growth in our Financing Services segment is heavily dependent on overall industry growth and economic market conditions in the PRC. A factor that affects our revenue from Financing Services is our relationship with major commercial banks, with whom we have established good credit. Any decrease of credit limits or expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide Financing Services or affect our purchasing power. However, we have not experienced any difficulties in accessing credit lines and loan facilities with banks in the past. We therefore do not presently foresee any difficulty in obtaining credit lines and loan facilities from our banks.

Our lines of credit are with major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, and China Minsheng Bank. We continue to strengthen our relationships with these banks and aim to negotiate with additional banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with certain financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. Although all of our lines of credit have maturities of less than two years and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com, which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services (“Web-based Advertising Services”). We currently operate in one single city in Tianjin. In the three months ended September 30, 2014 and 2013, all of our revenue from our websites was generated by subscription fees and advertisements. Revenue from our Web-based Advertising Services decreased 80.07% from $128,997 for the three months ended September 30, 2013 to $25,713 the same period in 2014. Starting in the first quarter in 2013, we shifted the focus of our website operations from generating advertising revenue to providing automotive information to our website visitors. We have created a platform which allows our customers and potential customers to access our products including automobile sales, automobile valued added services and Financing Services. By offering extensive automotive information and news, we hope to attract more potential customers to our websites.

Automobile Import Value Added Services

In addition to a shortage of working capital, all automobile dealers in China, whether authorized agents or general dealers, contend with cumbersome procedures relating to the import business. The imported automobile service industry has developed to address these barriers by providing customs clearance, storage and delivery services for the dealers and agents (collectively, “Value Added Services”). Once vehicles have cleared customs, we offer a value-added delivery service to inland China (by air, by sea or by truck). We did not generate any revenue in this segment during the three months ended September 30, 2014. Our revenues from Value Added Services were $175,735 for the three months ended September 30, 2013. Revenues for Value Added Services fluctuate from time to time depending on the needs of our customers.

Airport Auto Mall Automotive Services

As a result of our acquisition of Zhonghe, which owns and operates the Airport International Auto Mall, we are currently operating two new businesses including (i) selling used cars through Car King Tianjin and (ii) leasing a portion of the Airport International Auto Mall. In November 2014, we are finalizing our plan on selling automobiles to retail customers and expect our retail sales will begin to increase in the fourth quarter of 2014. Although the Airport International Auto Mall is currently fully operational, we are still finalizing our operating plans to determine the best and most profitable uses for this facility. We lease a substantial portion of our Airport International Auto Mall facility to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales, which provide the source of Car King Tianjin’s revenues, but are not recorded as part of our revenue in the accompanying condensed consolidated financial statements. Due to the cumulative loss incurred by Car King Tianjin and the limited working capital contributions made by the Company and Car King China, Car King Tianjin has limited working capital. We have not yet received any return on our investment in this joint venture since the inception of its operations. As a result, during the three months ended September 30, 2014, we did not record any rental income related to the Airport International Auto Mall lease. Rental income of $325,024 was recorded as deferred revenue as of September 30, 2014.

Since we own less than 50% of Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the three months ended September 30, 2014, Car King Tianjin generated revenue in the amount of $1,169,322, a substantial increase from the revenue generated in the first and second quarters of 2014. This revenue represented revenue from sales of used automobiles at the Airport International Auto Mall, as well as agency commissions earned from selling automobiles owned by other Car King locations. The number of automobiles sold through Car King Tianjin reached about 278 automobiles during the three months ended September 30, 2014 compared with 220 automobiles during the three months ended June 30, 2014. Because the used car market in China is still in a preliminary development stage, we expect the overall used car market to continue to grow and there will be reasonable returns generated from our investment in the coming years.

Cost of Revenue

	Three Months Ended September 30, 2014	% of net revenue	Three Months Ended September 30, 2013	% of net revenue	Change in %
Net revenue	$92,377,130	100.00%	$125,489,366	100.00%	(26.39)%
Cost of revenue	91,280,660	98.81%	123,918,829	98.75%	(26.34)%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services. Our cost of revenue decreased 26.34% from $123,918,829 for the three months ended September 30, 2013 to $91,280,660 for the three months ended September 30, 2014. Our cost of revenue percentage increased, not in proportion to the decrease in our revenue, primarily due to the higher cost of revenue percentage of our Financing Services revenue as a result of the higher cost of revenue percentage in the Financing Services segment during the three months ended September 30, 2014. Sales of automobiles accounted for 97.79% of our total revenue for the three months ended September 30, 2014 as compared to 98.39% for the three months ended September 30, 2013. Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized during the first three quarters of 2014, and shifted slightly higher compared to the same period of 2013, we expect that our overall gross margin will stabilize through the remainder of 2014.

We have limited control over the cost of automobiles as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended September 30, 2014	% of total	Three Months Ended September 30, 2013	% of total	Change in %
Operating Expenses
- Selling and Marketing	$282,039	21.32%	$159,492	24.94%	76.83%
- General and Administrative	1,040,674	78.68%	479,922	75.06%	116.84%
Total	$1,322,713	100.00%	$639,414	100.00%	106.86%

During the three months ended September 30, 2014, our total operating expenses increased 106.86% to $1,322,713 from $639,414 for the same period in 2013. This increase was primarily a result of a 116.84% increase in general and administrative expenses to $1,040,673 for the three months ended September 30, 2014 from $479,922 for the same period in 2013.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in
	2014	2013	%
Primary selling and marketing expenses
- Payroll	$44,805	$32,819	36.52%
- Staff-related costs	25,754	15,110	70.44%
- Office expenses	8,808	3,143	180.24%
- Advertising and promotion	70,736	20,134	251.33%
- Entertainment	17,711	13,551	30.70%
- Rent	44,662	27,622	61.69%

Payroll expenses increased 36.52% during the three months ended September 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits. Office expenses fluctuate from time to time depending on our needs. We incur advertising and promotion expenses from time to time in our normal business operations. Entertainment expenses increased by 30.7% for the three months ended September 30, 2014. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel. Rent expenses increased primarily due to the increased exhibition spaces rented in the Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30,		Change in
	2014	2013	%
Primary general and administrative expenses
- Payroll	$75,988	$71,505	6.27%
- Staff- related costs	34,871	20,429	70.69%
- Entertainment	29,599	46,807	(36.76)%
- Depreciation	614,533	26,665	2,204.64%
- Legal and professional fees	155,114	120,459	28.77%

Payroll expenses increased 6.27% during the three months ended September 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe. Staff-related costs increased 70.69% during the three months ended September 30, 2014, due to a increase in welfare benefit costs. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses increased 2,204.64% due to the depreciation expense on the Airport International Auto Mall acquired in November 2013. Legal and professional fees increased 28.77% for the three months ended September 30, 2014 primarily due to a general increase of professional fees incurred by the Company as a result of being a U.S. public company.

Income (loss) from Operations

Income from operations decreased 124.3% for the three months ended September 30, 2014 to a loss of $226,243 from an income of $931,123 in the same period in 2013. Our gross profit decreased 30.19% to $1,096,470 for the three months ended September 30, 2014 from $1,570,537 for the same period in 2013. The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which typically generate higher profit margins compared to the sales of automobiles, increased to $2,035,417 during the three months ended September 30, 2014 as compared to approximately $1,775,112 in the same period in 2013, due to the increase in revenue in the Financing Services segment. Even though our aggregate revenue for these segments increased, our operating income for these three segments decreased to an aggregate amount of $236,590 for the three months ended September 30, 2014 from $795,741 for the three months ended September 30, 2013. The top performing segment continues to be Financing Services, which has been the focus of our expansion since 2012. Although we have seen a significant slowdown of this segment, primarily due to a reutilization of our working capital as a result of the Zhonghe acquisition and Car King Tianjin joint venture, the Company was able to increase its Financing Services offerings in the quarter ended September 30, 2014 in order to compensate for the decline in the revenue generated from our credit term extension service. In addition, we also entered into additional short term financing arrangements, which has allowed us to be more flexible in utilizing our working capital. As a result, our Financing Services revenue gradually increased during the quarter after sizable declines in the first half of 2014.

Due to the cumulative loss incurred by Car King Tianjin and the limited capital contributed to Car King Tianjin by the Company and Car King China, Car King Tianjin has limited working capital. As a result, during the three months ended September 30, 2014, we did not record any rental income related to the Airport International Auto Mall lease, as we have continued to support Car King Tianjin’s working capital. Rental income of $325,024 was recorded as deferred revenue as of September 30, 2014. Our Airport Auto Mall Automotive Services segment therefore generated gross profit of $0 for the three months ended September 30, 2014.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $1,770,518 during the three months ended September 30, 2014 compared to $234,552 during the same period of 2013. The increase of $1,535,966 or 654.85% was primarily due to the interest incurred on the payables related to the Zhonghe acquisition and the interest on the increased balances of our short-term borrowings.

Equity loss - share of investee company loss of $160,522 during the three months ended September 30, 2014 represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest. Car King Tianjin began operations in March 2014 and is currently fully operational.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2014	% of net revenue	Nine Months Ended September 30, 2013	% of net revenue	Change in %
Net revenue	$313,038,947	100.00%	$343,370,742	100.00%	(8.83)%
Cost of revenue	309,497,697	98.87%	337,757,403	98.37%	(8.37)%
Gross profit	3,541,250	1.13%	5,613,339	1.63%	(36.91)%
Operating expenses	4,075,491	1.30%	1,954,955	0.56%	108.47%
(Loss) income from operations	(534,241)	(0.17)%	3,658,384	1.07%	(114.60)%
Other expenses	(5,082,217)	(1.62)%	(285,065)	(0.09)%	1,682.83%
(Loss) income before income taxes and noncontrolling interests	(5,616,458)	(1.79)%	3,373,319	0.98%	(266.50)%
Net (loss) income	(4,972,295)	(1.59)%	2,359,153	0.69%	(310.77)%
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(4,962,635)	(1.59)%	$2,361,094	0.69%	(310.18)%

For the nine months ended September 30, 2014, our net revenue decreased 8.83% to $313,038,947, from $343,370,742 for the same period in 2013, and our cost of revenue decreased 8.37% to $309,497,697 from $337,757,403 for the same period in 2013. Our gross profit margin decreased 36.91% to 1.13% for the nine months ended September 30, 2014 from 1.63% for the same period in 2013. As compared to the same period in 2013, our gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2014 decreased 36.91% to $3,541,250, decreased 114.6% to $(534,241), decreased 310.77% to $(4,972,295) and decreased 310.18% to $(4,962,635), respectively, primarily due to a reserve of $308,444 for a batch of slow moving vehicles purchased in late 2012 and 2013, a decrease in revenue from the fee income portion of the Company’s Financing Services segment, an increase in depreciation expense on the Airport International Auto Mall, and an increase in interest expense on the payable related to the acquisition of Zhonghe. Our gross margin of 1.11% for the nine months ended September 30, 2014 was lower than our gross margin of 1.63% for the same period of 2013 and 1.49% for the full year of 2013.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2014	% of net revenue	Nine Months Ended September 30, 2013	% of net revenue	Change in %
Net revenue	$313,038,947	100.00%	$343,370,742	100.00%	(8.83)%
- Sales of Automobiles	306,569,435	97.93%	336,335,579	97.96%	(8.85)%
- Financing Services	5,345,797	1.71%	5,179,949	1.51%	3.20%
- Web-based Advertising Services	188,105	0.06%	461,463	0.13%	(59.24)%
- Automobile Value Added Services	125,110	0.04%	667,882	0.19%	(81.27)%
- Automobile Mall Automotive Services	645,529	0.21%	-	-%	-
- Auto Mall Management Services	164,971	0.05%	725,869	0.21%	(77.27)%

Sales of Automobile

Net revenue from sales of automobiles decreased 8.85% to $306,569,435 for the nine months ended September 30, 2014 from $336,335,579 for the same period in 2013. During the nine months ended September 30, 2014 and 2013, the Company sold 2,910 automobiles and 3,749 automobiles, respectively, representing a decrease of approximately 22% in volume. The average unit selling price per automobile for the nine months ended September 30, 2014 increased 30% to $105,000 from $81,000 for the same period in 2013.

During the nine months ended September 30, 2014, sales for our top three selling brands, BMW, Land Rover, and Mercedes Benz accounted for 66% of our total net automobile sales. During the nine months ended September 30, 2013, sales of our top three selling brands, BMW, Mercedes Benz and Toyota, accounted for 83% of our net automobile sales. We sold substantially more Land Rover vehicles during the nine months ended September 30, 2014 than during the same period of 2013, as the sales volume increased to 613 vehicles during the nine months ended September 30, 2014 from 118 vehicles during the same period of 2013. The average selling price for Land Rover and Mercedes Benz vehicles decreased 21% and 19% respectively during the nine months ended September 30, 2014 compared to the same period of 2013, while the average selling price for BMW and Toyota vehicles increased 8% and 15% respectively during the nine months ended September 30, 2014 compared to the same period of 2013. We provided for a reserve during the second quarter of 2014 for a batch of slow moving vehicles in the amount of $308,444 on vehicles purchased in late 2012 and 2013, which caused our gross margin for sales of automobiles to be lower. Excluding this reserve, our gross margin for sales of automobiles would have been $628,495, or 0.20%, for the nine months ended September 30, 2014, which is slightly better than 0.17% for the same period of 2013

Sales to the Company’s top three customers, each of which are car dealers, accounted for 26% and 30% of the Company’s sales during the nine months ended September 30, 2014 and 2013, respectively. The Company will seek to maintain its close working relationships with its top customers while also attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

The gross margin for our Financing Services segment decreased to 39.72% for the nine months ended September 30, 2014 from 62.42% for the nine months ended September 30, 2013. Excluding interest income of $3,195,381 and $1,930,185 in the nine months ended September 30, 2014 and 2013, respectively, the fee income portion of our Financing Services revenue decreased 33.83% to $2,150,416 for the nine months ended September 30, 2014 from $3,249,764 for the same period of 2013. After strong growth in the fee income portion of our Financing Services beginning in 2012, we began to see a flattening of our revenue from this segment starting in the third quarter of 2013. As discussed above, historically, a significant portion of our financing income is related to fees that we charge to our customers for extending temporary credit beyond the financing terms these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe acquisition and the creation of Car King Tianjin, we have had to limit our provision of this service. However, during the three months ended September 30, 2014, we were able to increase other financing services in order to compensate for the decline in the revenue generated from our credit term extension service. In addition, we also entered into additional short term financing arrangements which allowed us to be more flexible with respect to our working capital. Therefore, our Financing Services revenue gradually increased during the period after sizable declines in the first half of 2014. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income.

Web-based Advertising Services

Our revenue from Web-based Advertising Services decreased 59.24% from $461,463 for the nine months ended September 30, 2013 to $188,105 for the same period of 2014.

Automobile Import Value Added Services

Our VAS revenue decreased 81.27%, from $667,882 for the nine months September 30, 2013 to $125,110 for the nine months ended September 30, 2014. We expect our VAS revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

During the nine months ended September 30, 2014, we generated rental income of $645,529 including $635,299 for rental income generated from leasing the Airport International Auto Mall to Car King Tianjin, which began to operate in March 2014.

Cost of Revenue

	Nine Months Ended September 30, 2014	% of net revenue	Nine Months Ended September 30, 2013	% of net revenue	Change in %
Net revenue	$313,038,947	100.00%	$343,370,742	100.00%	(8.83)%
Cost of revenue	309,497,697	98.87%	337,757,403	98.37%	(8.37)%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services. Our cost of revenue percentage increased, not in proportion to the decrease in our revenue, primarily due to (i) the higher cost of revenue percentage of our Financing Services revenue caused by the lower fee income revenue and (ii) the inventory reserve made during the nine months ended September 30, 2014. Sales of automobiles accounted for 97.93% of our total revenue for the nine months ended September 30, 2014 as compared to 97.95% for the nine months ended September 30, 2013. Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized during the first nine months of 2014, and has shifted slightly higher compared to the same period of 2013 and the full year of 2013, we expect that our overall gross margin will stabilize through the remainder of 2014.

Operating Expenses

	Nine Months Ended September 30, 2014	% of total	Nine Months Ended September 30, 2013	% of total	Change in %
Operating Expenses
- Selling and Marketing	$667,838	16.38%	$522,334	26.72%	27.86%
- General and Administrative	3,407,653	83.62%	1,432,621	73.28%	137.86%
Total	$4,075,491	100.00%	$1,954,955	100.00%	108.47%

During the nine months ended September 30, 2014, our total operating expenses increased 108.47% to $4,075,491 from $1,954,955 for the same period in 2013. This increase was a combination of a 27.86% increase in selling and marketing expenses to $667,838 for the nine months ended September 30, 2014 from $522,334 for the same period in 2013, and a 137.86% increase in general and administrative expenses to $3,407,653 for the nine months ended September 30, 2014 from $1,432,621 for the same period in 2013.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in
	2014	2013	%
Primary selling and marketing expenses
- Payroll	$129,353	$99,683	29.76%
- Staff related costs	82,159	46,139	78.07%
- Office expense	28,489	24,770	15.01%
- Advertising and promotion	84,708	28,219	200.18%
- Entertainment	49,648	48,998	1.33%
- Rent	111,963	90,488	23.73%

Payroll expenses increased 29.76% during the nine months ended September 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits. Office expenses fluctuate from time to time depending on our needs. We incur advertising and promotion expenses from to time in our normal business operations. Entertainment expenses increased by 1.33% for the nine months ended September 30, 2014. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel. Rent expenses increased primarily due to the increased exhibition spaces rented in the Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30,		Change in
	2014	2013	%
Primary general and administrative expenses
- Payroll	$237,911	$214,862	10.73%
- Staff related costs	76,474	61,444	24.46%
- Entertainment	113,525	86,003	32.00%
- Depreciation	1,898,514	82,988	2,187.70%
- Legal and professional fees	581,944	462,639	25.79%

Payroll expenses increased 10.73% during the nine months ended September 30, 2014 primarily due to the increase in the number of employees resulting from the acquisition of Zhonghe. Staff-related costs increased 24.46% primarily due to the additional costs of the Zhonghe employees, and a general increase in the cost of benefits. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses increased 2,187.7% due to the depreciation expense on the Airport International Auto Mall acquired in November 2013. Legal and professional fees increased 25.79% for the nine months ended September 30, 2014 primarily due to the professional fees incurred related to the acquisition of Zhonghe, which took place in November 2013, and a general increase of professional fees incurred by the Company as a result of being a U.S. public company.

Income (loss) from Operations

Income from operations decreased 114.6% for the nine months ended September 30, 2014 to a loss of $534,241 from income of $3,658,384 in the same period in 2013. Our gross profit decreased 36.91% to $3,541,250 for the nine months ended September 30, 2014 from $5,613,339 for the same period in 2013. The sum of our revenues for Web-based Advertising Services, Financing Services, and Value Added Services, which typically generate higher profit margins compared to the sales of automobiles, declined to approximately $5,659,012 during the nine months ended September 30, 2014, as compared to approximately $6,309,294 in the same period in 2013. This decrease was due to the decline in revenues in each of these segments, particularly the fee income portion of our Financing Services segment. Our operating income for these three segments decreased to an aggregate amount of $863,825 for the nine months ended September 30, 2014 from $3,366,923 for the nine months ended September 30, 2013. Despite the slowdown in Financing Services starting in the third quarter of 2013, discussed above, this segment continues to be the Company’s top performing segment. Our Airport Auto Mall Automotive Services segment, which we did not have during the same period of 2013, generated gross profit of $645,529 through rental income and operating income of $224,339 for the nine months ended September 30, 2014.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $4,812,998 during the nine months ended September 30, 2014 compared to $453,627 during the same period of 2013. The increase of $4,359,371, or 961%, was primarily due to the interest incurred on the payables related to the Zhonghe acquisition and the interest on the increased balances of our short-term borrowings.

Equity loss - share of investee company loss of $648,907 during the nine months ended September 30, 2014 represented the Company’s share of loss on the operating results of Car King Tianjin, in which we have a 40% interest. Car King Tianjin began operations in March 2014 and it is now fully operational.

Zhonghe Acquisition

During the nine months ended September 30, 2014, our sales of automobiles through Zhonghe were below our original sales and profit forecast, primarily due to delays of implementing our plan to selling our automobiles to retail customers. In November 2014, we are finalizing our plan on selling automobiles to retail customers and expect our retail sales will begin to increase in the fourth quarter of 2014.

Inflation

We believe that inflation has had a negligible effect on operations for the nine months period ended September 30, 2014. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations through a combination of operating profit, short-term borrowing from banks and shareholder loans. During the reporting period, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Form 10-Q, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the ordinary course of business and repaying our bank loans when they come due.

We believe that the level of our financial resources is a significant factor for our future development, and accordingly, we may determine from time to time to raise capital through private debt or equity financings to strengthen the Company’s financial position, to expand our facilities and to provide the Company with additional flexibility to take advantage of business opportunities. No assurances can be given that we will be successful in raising such additional capital on terms acceptable to the Company.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(50,004,432)	$11,216,153
Net cash used in investing activities	(1,299,438)	(16,136,033)
Net cash provided by financing activities	39,687,665	1,897,983
Effect on exchange rate change on cash	(88,371)	106,696
Cash and cash equivalents at beginning of period	15,041,505	8,888,749
Cash and cash equivalents at end of period	3,336,929	5,973,548

Operating Activities

During the nine months ended September 30, 2014, we had net cash used in operating activities of $50,004,432 as compared to net cash provided by operating activities of $11,216,153 during the same period of 2013. Net cash used in operating activities during the nine months ended September 30, 2014 primarily consisted of a net loss of $4,972,295, a $50,790,909 increase in receivables in lines of credit related to Financing Services due to a larger outstanding receivables balance at September 30, 2014, an increase in advances to suppliers of $45,751,073 due to the building up of our inventory orders in order to increase our inventory selections for our customers, and a decrease in notes payable to suppliers of $4,936,615 due to repayments made in the period to settle certain payables when they became due. The net amount of cash used in operating activities was partially offset by an decrease in restricted cash of $13,955,586 due to fewer banks requiring restricted cash to grant lines of credit and issue letters of credit, an increase in payables related to Financing Services of $32,373,503 due to larger outstanding balances on the draws on lines of credit related to Financing Services and an increase in customer deposits of $7,074,785 due to an increase in deposits by our customers to secure our inventories.

During the nine months ended September 30, 2013, we had net cash provided by operating activities of $11,216,153, as compared to net cash used in operating activities of $25,330,815 in the same period of 2012. Net cash provided by operating activities during the nine months ended September 30, 2013 primarily consisted of net income of $2,359,153, a decrease in inventories of $4,516,046 due to delays of suppliers delivering inventories, an increase in lines of credit related to financing services of $10,386,661 due to a strong financing services business, and an increase in customer deposits of $14,354,058 due to strong customer orders for automobiles and Financing Services. The net amount for cash provided by operating activities was partially offset by an increase in restricted cash of $12,735,438 due to more lines of credit related to Financing Services which required restricted cash and an increase in receivables related to financing services of $9,571,239 due to an expansion of our Financing Services business.

Investing Activities

During the nine months ended September 30, 2014, we had net cash used in investing activities of $1,299,438 as compared to $16,136,033 during the same period of 2013. We received cash proceeds of $19,578 related to the disposal of an automobile used by the Company during the nine months ended September 30, 2014. We had net purchases of property and equipment in the amount of $10,963 and $13,502 respectively during the nine months ended September 30, 2014 and 2013. We loaned $1,308,053 to Car King Tianjin for its working capital needs during the nine months ended September 30, 2014. We made a deposit related to the acquisition of Zhonghe in the amount of $16,122,531 during the nine months ended September 30, 2013.

Financing Activities

During the nine months ended September 30, 2014, net cash provided by financing activities was $39,687,665 as compared to $1,897,983 during the same period in 2013. The net cash provided by financing activities during the nine months ended September 30, 2014 and 2013 mainly represented net borrowing proceeds on short-term loans from banks in the amount of $60,077,876 and net borrowing repayments of $639,726, respectively. Financing activities also included a $20,253,537 net decrease in restricted cash, and a $136,027 net increase in restricted cash related to short-term borrowings during the nine months ended September 30, 2014 and 2013, respectively. Drawdowns from bank overdraft agreements increased $1,564 and increased $2,395,570, during the nine months ended September 30, 2014 and 2013 respectively. In addition, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $450,942 and $502,201 and repaid $589,180 and $496,089 during the nine months ended September 30, 2014 and 2013 respectively.

Our total cash and cash equivalents decreased to $3,336,929 as of September 30, 2014, as compared to $5,973,548 as of September 30, 2013.

Working Capital

As of September 30, 2014, the Company had working capital of $13,587,637 compared to working capital of $16,012,695 as of December 31, 2013.

We aim to continue to improve the level of working capital through increasing revenue and efficiently controlling costs. The Company has adopted measures to lower holding costs of inventories and to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We currently have several outstanding banking facilities with Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, Industrial and Commercial Bank of China, China Zheshang Bank, and China Minsheng Bank. As of September 30, 2014, the Company had aggregate credit lines of $174 million (RMB1.07 billion) and had outstanding balances under these lines of approximately $97.9 million, which amount was directly related to our Financing Services operations. As of November 10, 2014, the Company had aggregate credit lines of $174 million (RMB1.07 billion) with its banks.

As of September 30, 2014, we had an aggregate outstanding loan balance of $66,157,385 related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank. These loans carried interest at rates ranging from 3.12% to 6.6% per annum and had maturity dates between nine months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on sales of automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,423,968 with Pudong Development Bank as of September 30, 2014 pursuant to an overdraft agreement which expires in December 2014.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Auto Mall Acquisition Agreement. As of September 30, 2014, we had an outstanding debt balance of $53,653,479 including interest pursuant to this agreement. We have to remit approximately $19.6 million, including principal and interest in November of 2014, 2015 and 2016. We plan to finance these installment payments through our operating cash flows and bank loans. As of November 10, 2014, we believed that our working capital through short-term bank borrowings and cash flow from operations was sufficient to finance our operations and these payment installments. However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us in the future.

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

Rental Income from Car King Tianjin

We lease a substantial portion of our Airport International Auto Mall facility to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales, which provide the source of Car King Tianjin’s revenues but are not recorded as part of our revenue in the accompanying condensed consolidated financial statements. Due to the cumulative loss incurred by Car King Tianjin and the limited contributed capital made by Company and Car King China, Car King Tianjin has limited working capital and its ability to remit the rent for the Airport International Auto Mall lease is uncertain. As a result, in the third quarter of 2014 we recorded the rental income as deferred revenue, and we will not recognize such income until Car King Tianjin’s operating results and cash flows improve.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.

A DTC “Global Lock” on the electronic clearing of trades in our securities in the future may affect the liquidity of our stock and our ability to raise capital.

On July 16, 2014, the Company received a letter from the Depository Trust Company (“DTC”), notifying the Company of DTC’s intention to suspend all book-entry services provided to its participants with respect to the common shares of the Company (a “Global Lock”). If a Global Lock were to be imposed, the Company’s common shares would not be eligible for delivery, transfer or withdrawal through DTC until the Global Lock was removed, if ever. On October 13, 2014, the Company received notice from DTC that it was suspending the notice of global lock contained in this letter. DTC reserved its right to proceed with the institution of a Global Lock in the future, but noted that no Global Lock would be instituted without first providing to the Company notice and an opportunity to object.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended September 30, 2014.

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

Date: November 14, 2014

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

