Form 10-K
period 2014-12-31
China Auto Logistics Inc
filed 2015-04-15
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,891,821 based on the closing price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $0.001 par value per share	4,034,394 shares

PART I

ITEM 1.	BUSINESS.

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

As discussed in greater detail below in “History and Organizational Structure,” in November 2013 the Company acquired Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), which owns and operates a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area (the “Airport International Auto Mall,” with such transaction referred to herein as the “Zhonghe Acquisition”). Upon completion of the Zhonghe Acquisition, the Company entered into a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin”) with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) to operate a used car business at the Airport International Auto Mall.

The following are disclosures regarding the Company, its wholly owned and majority owned operating subsidiaries, including Tianjin Binhai Shisheng Trading Group Co., Ltd., (“Shisheng”) Tianjin Hengjia Port Logistics Corp. (“Hengjia”), Tianjin Ganghui Information Technology Corp. (“Ganghui”), Tianjin Zhengji International Trading Corp. (“Zhengji”) and Zhonghe.

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

Each of these subsidiaries is formed under the laws of the People’s Republic of China (the “PRC” or “China”) and conduct business in the PRC.

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

In February 2005, Shisheng and three other founders formed Zhengji to enhance our presence in the imported automobile sales and trading industry. In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB8,000,000) into Zhengji; consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%, and Zhengji’s financial results were consolidated into those of Shisheng effective January 1, 2007. The remainder of Zhengji’s equity interests was owned by Yang Bin (a former Senior Vice President and director of the Company), Qian Shuqing and Zhou Shanglan.

On October 17, 2007, HKCo, a wholly owned subsidiary of Bright Praise Enterprises Limited, was incorporated in Hong Kong to act as a holding company for Shisheng. On November 1, 2007, HKCo entered into a Share Exchange Agreement with Cheng Weihong, Xia Qiming, and Qian Yuxi (collectively, the “Sellers”), pursuant to which the Sellers transferred their interest in Shisheng to HKCo for an aggregate purchase price of $12,067,254 (RMB95,000,000). As a result of this transaction, HKCo owns all of the capital stock of Shisheng. In connection with this transaction, Shisheng changed its name from “Tianjin Shisheng Investment Group Co. Ltd.” to “Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.”

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China, with respect to the establishment of Car King Tianjin, a joint venture that will own and operate a used car business. The establishment of the joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns the Airport International Auto Mall, where the used car business will be operated. Following the Zhonghe Acquisition, on November 30, 2013, the joint venture was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, the Company will contribute RMB8,000,000 and Car King China will contribute RMB12,000,000 to form Car King Tianjin, which will have a total registered capital of RMB20,000,000. Prior to being acquired by the Company, Zhonghe contributed RMB4,000,000 in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong (Tianjin) International Development Ltd. Co. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments of approximately $19.5 million each, including principal and interest in November of 2015 and 2016.

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

China experienced significant economic growth and overtook the US as the world’s largest automobile market in 2011. According to data issued by the China Association of Automobile Manufacturers, approximately 23.7 million vehicles were produced in China in 2014, an increase of 7.26% from 2013. Approximately 23,491,900 vehicles were sold in China during 2014, an increase of 6.86% from 2013. Even though the Chinese market continued to grow in terms of both production and sales, this market growth slowed to approximately 7% in 2014, from about 14% in 2013. In addition, similar to 2013, the growth in the number of vehicles sold in 2014 was lower than the growth in the number of vehicles produced, signaling a surplus in Chinese automobile inventories.

According to data issued by the China Association of Automobile Manufacturers, imported foreign automobile sales continued to show growth in 2014 at a rate of approximately 13% over 2013, but we saw a slowdown in growth in the second half of 2014. In addition, discounts offered on vehicles continued to climb, as high inventories put pressures on sales prices. This phenomenon is a result of the recent economic slowdown in China and increased competition from domestic brand automobiles. The sales volume of imported foreign automobiles in China reached 1.42 million units in 2014.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme to be implemented in the Shanghai Free Trade Zone. “Parallel Imported Vehicles” permitted foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers for overcharging for foreign-made automobiles. These new rules will also allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). Following Shanghai, Beijing will be the second region to implement this “Parallel Imported Vehicles” scheme. We expect this new policy will create long-term benefits for our business.

In December 2014, Shenzhen became the eighth city subject to restrictions on automobile purchases, behind Beijing, Shanghai, Guangzhou, Guiyang, Shijiazhuang, Tianjin and Hangzhou. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted.

Our Competitive Strengths

We are committed to keeping our competitive edge by constantly evaluating and responding to market demand and providing new products and services. Our goals are to establish successful and long-term partnerships with our customers, employees and suppliers and to provide high quality services and products. In particular, we believe the following strengths differentiate our business:

●	We are headquartered in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles. Tianjin has a strong established presence in the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

●	We have a unique business model that combines Sales of Automobiles, Financing Services, Automobile Value Added Services, an Internet-based information platform, and Airport Auto Mall Automotive Services, which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles and used automobiles in the PRC.

●	We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.

●	We maintain close relationships with many major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank, which give us a competitive advantage over our competitors in providing Financing Services. As of April 10, 2015, the Company had aggregate credit lines of $166 million (RMB1.02 billion) with its banks.

●	Our key personnel each have more than ten years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

●	Create New Services. Through the Zhonghe Acquisition and the establishment of Car King Tianjin in November 2013, we entered into the used car sales market in 2014. We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long-term growth. We are also considering expanding into the retail automobile sales market, which may generate higher overall gross margins than our current service offerings, by selling imported automobiles out of the Airport International Auto Mall. In November 2014, we started selling automobiles directly to consumers through displaying our automobiles at our exhibition show room and the marketing efforts by our sales team. We are still in the process of implementing a detailed plan for our retail operations.

●	Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling. We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

●	Build a Relationship-Oriented Business. We have a history of building long-term relationships with clients rather than focusing on single-transactions. To that end, we aim to capitalize on our existing client base by establishing a national automobile dealer network for faster information exchange and closer coordination. We will also continue to place an emphasis on obtaining authorized agent licenses with large international automobile manufacturers.

●	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

Sale of Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng, Hengjia, Zhengji and Zhonghe. We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC. We sell our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, free traders or wholesalers located in inland China or non-port cities, and individual customers. We have the core competencies within our network to sell all makes and models of imported vehicles. Our sales network penetrates to agents and dealers in more than 100 cities. We have close working relationships with some of the largest automobile dealers in China.

Our revenues from the sale of imported automobiles and related activities were $248.0 million for fiscal year 2010 (96.03% of all revenues), $439.0 million for fiscal year 2011 (97.08% of all revenues), $581.2 million for fiscal year 2012 (98.30% of all revenues), and $450.1 for the fiscal year 2013 (98.03%) and $393.7 million for fiscal year 2014 (97.86% of all revenues) representing a 12.5% decrease from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services. Our competitive advantage comes from relationships with major Chinese commercial banks, including Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of April 10, 2015, the Company had aggregate credit lines of $166 million (RMB1.02 billion) with its banks. We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

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

Our revenues from Financing Services were $2,332,013 for fiscal year 2010 (0.90% of total revenues), $4,102,254 for fiscal year 2011 (0.91% of total revenues), $7,085,357 for fiscal year 2012 (1.20% of total revenues), $6,893,985 for fiscal year 2013 (1.50% of total revenues), and $7,403,202 for fiscal year 2014 (1.84% of total revenues) representing an increase of 7.39% from the prior fiscal year.

Automobile Value Added Services

In addition to a shortage of working capital, all automobile dealers in China, whether they are authorized agents or general dealers, contend with cumbersome procedures relating to the import business. The imported automobile service industry has developed to address these barriers by providing customs clearance, storage and delivery services for the dealers and agents. These service providers are located in the port cities of Zhejiang and Tianjin. Our efficient customs clearance service allows us to complete all vehicle import-related procedures in just three to five days. Once vehicles are cleared through customs, we offer a value-added delivery service to inland China (by air, by sea or by truck).

Our revenues from Automobile Value Added Services were $1,159,340 for fiscal year 2010 (0.45% of total revenues) and $1,951,056 for fiscal year 2011 (0.43% of all revenues), $1,178,274 for fiscal year 2012 (0.20% of all revenues), $740,338 for fiscal year 2013 (0.16% of total revenues), and $124,840 for fiscal year 2014 (0.03% of all revenues) representing a decrease of 83.14% from the prior fiscal year.

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

Since 2012, due to our revised business plan focusing on imported automobiles and related services, we gradually moved away from promoting this website which provides information on the domestic automobile market. As a result, revenue generated from this website declined substantially starting in 2012, which decline has continued in 2014.

Our revenues from our websites were $5,962,493 for fiscal year 2010 (2.31% of total revenues), $6,192,644 for fiscal year 2011 (1.37% of all revenues), $819,344 for fiscal year 2012 (0.14% of all revenues) and $471,277 for fiscal year 2013 (0.10% of all revenues), and $242,250 for fiscal year 2014 (0.06% of all revenues) representing a decrease of 48.6% from the prior fiscal year.

Airport Auto Mall Automotive Services

Zhonghe operates two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We are still finalizing our operating plans to determine the best and most profitable uses for this facility. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. From the start of operations in March 2014, Car King Tianjin has gradually increased the volume of its used car sales in the Tianjin region. As of December 31, 2014, we had approximately $1.8 million due from Car King Tianjin. Due to the cumulative loss incurred by Car King Tianjin, we fully reserved the $1.8 million due from Car King Tianjin as a result of the uncertainties of collecting these advances. We have not yet received any return on our investment in this joint venture since the inception of its operations. As a result, starting in the third quarter of 2014, we did not record any rental income related to the Airport International Auto Mall lease. Our revenues from Airport Auto Mall Automotive Services were $665,693 (0.17% of all revenues) for the fiscal year 2014.

During the course of the impairment evaluation for the Airport Auto Mall Automotive Services reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value is determined using the income approach of valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represents the excess of the carrying value of this property over its fair value.

As of December 31, 2014, we performed an impairment test on our goodwill for the Sales of Automobiles and Airport Auto Mall Automotive units. Due to the significant vacant space not being rented out at the Airport International Auto Mall property, the continued loss from Car King Tianjin, our actual operating profits and cash flows being lower than expected during fiscal year 2014, and the estimated fair value being less than the carrying value for the Airport Auto Mall Automotive unit, the Company concluded that an impairment existed at December 31, 2014. The fair values were estimated based on the future discounted cash flow generated from these reporting units. As a result, the Company recorded an impairment loss on goodwill of $16,041,383 related to the Airport Auto Mall Automotive unit for the fiscal year 2014. As of December 31, 2013, no indication of goodwill impairment existed.

Auto Mall Management Services

We entered a management service agreement in March 2010 to manage the Tianjin FTZ International Automobile Exhibition and Sales Center for a 1-year term. In March 2011, 2012 and 2013, the management services agreement was renewed for an additional one-year period. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the Airport International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. We plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments.

Our revenues from Auto Mall Management Services were $800,050 for fiscal year 2010 (0.31% of total revenues), $945,277 for fiscal year 2011 (0.21% of all revenues), $939,760 for fiscal year 2012 (0.16% of all revenues), $970,255 for fiscal year 2013 (0.21% of all revenues), and $164,616 for the fiscal year 2014 (0.04% of all revenues), representing a decrease of 83.03% from the prior fiscal year.

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

We operate our domestic automobile website in the city of Tianjin. In response to the intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we continue to focus our website portals’ geographical coverage on the city of Tianjin.

In the coming years, we will continue to shift the business focus of the Company from a traditional automobile trader to a more diversified automotive service provider. As a result of the Zhonghe Acquisition, we intend to offer additional automotive related services to strengthen and further diversify our revenue stream. We plan to dedicate a substantial portion of the Airport International Auto Mall to the operation of a used car sales and an automobile repair business through Car King Tianjin,. The remaining portion of the facility may be leased out or reserved for our own use. We are also considering directly targeting retail customers by selling imported automobiles out of this facility.

Although we expect sales of imported automobile to continue to represent a considerable percentage of our revenues, we expect the percentage of our net profit generated from imported automobile sales to be low. While we intend to maintain our position as one of the leading imported automobile traders in Tianjin, we do not anticipate that revenues generated by automobile sales will maintain the same growth rate as in the past, though we do expect the percentage of our net profits generated from Financing Services will continue to be a significant contributor to our gross profit.

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign automobile manufacturers. We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 28% and 36% of the Company’s net revenues during 2014 and 2013, respectively. Purchases from the Company’s top five suppliers accounted for 32% and 37% of the Company’s total net purchases during 2014 and 2013, respectively.

The following table sets out our major customers who individually accounted for over 10% of our total net sales for the years ended December 31, 2014 and 2013:

	As a Percentage of Our Total Net Revenues
	Fiscal Year Ended December 31,
	2014		2013
Tianjin Jing Dian Automobile Sales Information Co., Limited	15%		**	%
Nanjing Guang Xin Shun Industrial Co., Ltd. and affiliate	**	%	15%

** Accounted for less than 10% of our total net revenues.

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases for the years ended December 31, 2014 and 2013:

	As a Percentage of Our Total Net Purchases
	Fiscal Year Ended December 31,
	2014		2013
Tianjin Ying Zhi Jie International Logistics Co., Limited	11%		**
Tianjin Tian Ming Automobile Trading Co., Ltd.	**	%	16%

** Accounted for less than 10% of our total net purchases.

Some of our clients are both our customers and suppliers. None of the activities transacted between the Company and clients who are both customers and suppliers involved any commitments between the parties to repurchase identical automobiles. We maintain close working relationships with our top customers and suppliers, although we also continue to diversify our customers and suppliers. We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operations.

Intellectual Property

Our websites, www.at188.com and www.at160.com, have registered domain names expiring in June 2015 and July 2019, respectively. These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business. The geographic focus of our website portals continues to be the city of Tianjin.

Competition and Pricing

Tianjin is a major entry port in China. Many of the vehicles imported into Tianjin are imported by general dealers such as Toyota, Honda, Nissan, Ford, BMW, Land Rover and Mercedes-Benz. We purchase our inventory through our suppliers, who import vehicles directly from the foreign countries in which they are manufactured. Competition has increased in recent years due to an increase in the number of smaller shops entering this market. For the specialized services market related to Automobile Value Added Services and Financing Services, we believe we have secured a substantial share of the market for such services in Tianjin. In March 2014, we began to operate a used car sales business through Car King Tianjin. Although there are several other companies in the Tianjin market that provide the individual service we provide, we believe that we are the only one-stop automobile service provider in Tianjin.

Competitive threats may come from any company that is able to provide the services offered by us at a lower price and better quality. We charge appropriately for the high-end, high-quality services and products we offer, and we do not aspire to be the lowest cost provider of our services. Rather, we aim to distinguish ourselves from our competitors by providing the highest value to our customers. However in recent years, due to strong competition from other importers and other authorized dealers, we have been forced to lower our prices in order to maintain our leadership position. Consequently our gross margin continues to decline, but we believe that our gross margin is at its lowest level, and we expect it to stay at the current level in future quarters.

Costs and Effects of Compliance with Environmental Laws; Government Regulation

Our products and operations are currently in compliance with all Chinese laws and environmental standards. We are not aware of any other governmental approvals required for any of our products or operations.

Research and Development

We spent $0 and $0 on research and development activities for fiscal year 2014 and fiscal year 2013, respectively. None of these costs were borne directly by our customers.

Employees

We currently employ 68 employees, of which all are full-time employees. None of our employees are unionized.

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

RISKS RELATING TO OUR COMPANY

We may be unable to continue as a going concern based on our recent performance, which has included significant losses and a working capital deficit. We may continue to generate losses and be unable to service our outstanding liabilities in the future.

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2015. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as our Independent Registered Public Accounting Firm has indicated these factors raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. Our net loss attributable to shareholders for the year ended December 31, 2014 was $26,863,297as compared to net income attributable to shareholders of $524,260 for the year ended December 31, 2013. The operating results for the year ended December 31, 2014 included $3,003,809 of net losses related to an impairment loss recorded on the Airport International Auto Mall.

As of December 31, 2014, we had a working capital deficit of $7,298,690, including $68,909,343 in current liabilities for short-term borrowings which are due during the period between January, and September 2015, and $16,900,426 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in November in 2015, and for which we do not currently have the necessary capital to re-pay.

Net cash used in operations during the year ended December 31, 2014 was $54,440,890.

We invested heavily in Car King Tianjin through cash investment, advances, and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. We believe that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However we cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

We do not currently have sufficient cash or commitments for financing to sustain our operations for the next twelve months. Our plan continues to be to develop new client and customer relationships and to substantially increase our cash flow and revenue derived from our products/services. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our business may adversely be affected due to the government policy on restrictions on automobile purchases.

The local governments of various cities in China imposed restrictions on automobile purchases. Through December 31, 2014, Beijing, Shanghai, Guangzhou, Guiyang, Shijiazhuang, Tianjin, Hangzhou and Shenzhen had adopted such restrictions. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted. As a result, our future growth may be negatively impacted.

A disproportionate amount of our income (loss) from operations is derived from the sale of imported automobiles and related services, and a disruption in, or compromise of, our sale operations or our ability to provide Financing Services could adversely impact our financial condition and results of operations.

In 2014, our operating income (loss) is allocated to each segment in percentage as follows:

Sales of Automobiles	(1.19)%
Financing Services	10.46%
Web-based Advertising Services	(0.04)%
Automobile Value Added Services	(0.14)%
Airport Auto Mall Automotive Services	(102.46)%
Auto Mall Management Services	0.31%
Corporate overhead	(6.94)%
(100.00)%

We view our Financing Services and our Automobile Value Added Services to be integrally related, as our business model emphasizes our ability to be a “one-stop” services provider for all such services. A disruption in, or compromise of, our sales operations or our ability to provide Automobile Value Added Services and/or Financing Services to our customers could have a material adverse effect on our financial condition and results of operations. In March 2014, we began to operate the used car sales business through Car King Tianjin at the Airport International Auto Mall under the Airport Auto Mall Automotive Services segment. Effective March 1, 2014, we no longer perform the Auto Mall Management Services, as the services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd. expired and was not renewed. The operating income generated from this segment declined substantially during the year ended December 31, 2014.

We derive a significant amount of our revenue from a limited number of customers and purchase a significant portion of our inventories from a limited number of suppliers. Certain of our major customers are also major suppliers, and therefore the loss of such customers or suppliers could adversely impact our financial condition and results of operations.

We derived a significant portion of our revenues on an aggregate basis from our top five customers, and a significant portion of our purchases comes from our top five suppliers. Some of our customers are also our suppliers. We maintain close working relationships with our top customers and suppliers and continue to reduce the business concentration of our revenues and purchases among our top customers and suppliers. While we do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operation, the loss of more than one such major customer or supplier, or our failure to replace such customer or supplier with other customers and suppliers, could have a material adverse effect on our financial condition and our results of operations.

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

As of April 10, 2015, the Company had aggregate credit lines of $166 million (RMB1.02 billion) with its banks. We are currently negotiating a number of new credit lines with various banks, although there can be no guarantee that we will be successful in doing so. If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

One of our growth strategies is to grow organically through increasing the distribution and sales of our products, increasing our market share and entering new geographical markets in the PRC. However, many obstacles to increasing our market share and entering such new markets exist, including but not limited to, costs associated with entering into such markets and attendant marketing efforts. We cannot therefore assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

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

On November 30, 2013, we signed the Auto Mall Acquisition Agreement to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.5 million each, including principal and interest in November of 2015 and 2016. During the year ended December 31, 2014, we incurred substantial loss on Zhonghe primarily due to the depreciation expense on the Airport International Auto Mall. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. We believe that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. In addition, we are considering using this facility to expand into the retail automobile sales market, which may generate overall higher gross margins. However, it is uncertain that these plans will be successfully implemented and will generate any profits.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement new business plan and marketing initiatives. We have to remit a total of approximately $39.1 million (RMB240,000,000) including principal and interest of $19.5 million each in November of 2015 and 2016. We anticipate that we may need to raise additional funds in order to grow our business, implement our business strategy and fund the future payments of the payable related to the Zhonghe Acquisition. We anticipate that any such additional funds may be raised through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and may not make the payments due to the banks or to the seller of Zhonghe, and our business, results of operations and financial condition could be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may be required to write down our real estate property and a significant impairment charge would adversely affect our operating results.

At December 31, 2014, we had approximately $67 million for the carrying value of the Airport International Auto Mall on our consolidated balance sheet. The fair market value of this property is affected by the condition of the real estate market in China, especially in Tianjin. Even though the real estate market has been on an upward trend in recent years, it is uncertain that this trend will continue. If the Chinese real estate market declines, the market value of our real estate property may decline below its carrying value on our consolidated balance sheet. As a result, we may be required to record a significant amount of impairment charge which will adversely affect our operating results and financial condition. During the course of the impairment evaluation for the Airport Auto Mall Automotive Service reporting unit at December 31, 2014, we determined that the carrying value of the Airport International Auto Mall property exceeded its fair value. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represents the excess of the carrying value of this property over its fair value.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered are changes in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, which include a decline in stock price and market capitalization, a decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, resulting in an impact on our results of operations. As of December 31, 2014, we performed an impairment test on our goodwill for the Sales of Automobiles and Airport Auto Mall Automotive units. Due to the significant vacant space not being rented out at the Airport International Auto Mall property, the continued loss from Car King Tianjin, our actual operating profits and cash flows being lower than expected during fiscal year 2014, and the estimated fair value being less than the carrying value for the Airport Auto Mall Automotive unit, the Company concluded that an impairment existed at December 31, 2014. The fair values were estimated based on the future discounted cash flow generated from these reporting units. As a result, the Company recorded an impairment loss on goodwill of $16,041,383 related to the Airport Auto Mall Automotive unit for the fiscal year 2014.

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

Our executive offices are located in Tianjin in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from US accounting principles. To file our Company’s financial statements with the SEC, our accounting staff must convert the financial statements from Chinese accounting principles to US accounting principles. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements in conformity with US GAAP. Neither do we have any employee who has previous experience in accounting for a US public company. This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and the principles of accounting generally applied in the United States.

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

China’s economy registered a high rate of growth in the decade ending in 2010. Even though the growth rate began to slow starting in 2011, it has continued to grow at a rate in the high single digits since 2011. However, China’s growth rate has not been evenly spread among all sectors of the economy, nor have all geographical regions of the country experienced the same levels of growth. Furthermore, the type of rapid growth that China is currently experiencing is often related to an increased risk of inflation. If the need arises to control inflation, the Chinese government may take similar measures as it has done in the past, including restrictions on the availability of domestic credit, reductions of the purchasing capability of certain of our customers, and limited re-centralization of the approval process for purchases of some foreign products. If similar restrictions are imposed, it may lead to a slowing of economic growth and reduce credit to finance the purchase of vehicles.

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

As of December 31, 2014, we had approximately $7.8 million of cash deposited in banks, such as time deposits and bank notes, and $12.2 million of restricted cash, which constitute substantially all of our total cash and cash equivalents (both unrestricted and restricted) as of December 31, 2014. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, and which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws. In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006, as amended on June 22, 2009. The M&A Rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. The M&A Rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the M&A Rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries. Among other things, the M&A Rules include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. However, the application of this PRC regulation remains unclear regarding the scope and applicability of the CSRC approval requirement.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of US GAAP and SEC reporting requirements.

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

We are a company incorporated in the United States and our cash flow depends on dividends from our PRC subsidiaries. In order for us to distribute any dividends to our shareholders, we will rely on dividends distributed by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required, where applicable, to allocate a portion of their net profits to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Our PRC subsidiaries’ restricted net assets as of December 31, 2014 amounted to approximately $3,437,000.

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

Our main offices are located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on December 31, 2014, was renewed in December 2014 for a one year term through December 31, 2015. The annual rent for the office is approximately $19,500 (RMB120,000).

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on November 30, 2014. A revised lease was entered into with an annual rent of $20,000 (RMB124,968) for a 1-year term which expires on November 30, 2015.

The Company owns the Airport International Auto Mall, a 26,000 square meter airport automobile mall facility on a 68,000 square meter land parcel located at 8 Huanhe W. Road, Tianjin, China. The land use right of this property expires in November 2044.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since January 8, 2010, the Company’s common stock has been listed on the NASDAQ Global Market under the ticker symbol “CALI”. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2014.

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2014
First Quarter	$4.69	$3.45
Second Quarter	$3.83	$1.86
Third Quarter	$2.38	$1.57
Fourth Quarter	$1.84	$0.72

December 31, 2013
First Quarter	$5.21	$2.45
Second Quarter	$4.45	$2.80
Third Quarter	$3.41	$2.05
Fourth Quarter	$4.30	$2.18

The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders

As of April 10, 2015, we had 15 holders of record of our common stock, and our common stock had a closing bid price of $1.64 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2014, there were no warrants or options outstanding to acquire any shares of our common stock.

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

Business Overview

Prior Operations of China Auto Logistics Inc.

China Auto Logistics Inc., formerly Fresh Ideas Media, Inc., was incorporated in the State of Nevada on February 22, 2005. Fresh Ideas Media, Inc. was engaged in the advertising and consulting business. In February 2005, Fresh Ideas Media, Inc. formed its wholly-owned subsidiary, Community Alliance, Inc. (“Community Alliance”), an entity which marketed sub-licenses for take home school folders. Fresh Ideas Media, Inc. had only commenced limited operations and had not yet generated significant revenues, and was therefore considered a development stage company.

The Exchange and the Spin-Off

On November 10, 2008, Fresh Ideas Media, Inc. entered into the Exchange Agreement with HKCo, whereby Fresh Ideas Media, Inc. acquired all of the issued and outstanding securities of HKCo in exchange for the issuance by Fresh Ideas Media, Inc. of 1,950,000 (pre reverse split of 11,700,000) newly-issued shares of our common stock. The Closing occurred on the same day, immediately following the cancellation of an aggregate of 189,167 (pre reverse split of 1,135,000) shares of Fresh Ideas Media, Inc.’s common stock held by Phillip E. Ray and Ruth Daily, Fresh Ideas Media, Inc.’s principal stockholders immediately prior to the Closing. Prior to the Exchange, Phillip E. Ray and Ruth Daily owned approximately 23.89% and 16.58% of the issued and outstanding common stock of Fresh Ideas Media, Inc., respectively. As of the Closing, HKCo beneficially owned approximately 64.64% of the voting capital stock of Fresh Ideas Media, Inc. As a result of the Exchange, HKCo became a wholly owned subsidiary of Fresh Ideas Media, Inc. and Fresh Ideas Media, Inc.’s primary business operations were those of HKCo. Shortly after the Closing, Fresh Ideas Media, Inc. changed its name from Fresh Ideas Media, Inc. to China Auto Logistics Inc..

In connection with the consummation of the Exchange, Fresh Ideas Media, Inc. agreed to consummate the spin-off of Community Alliance through a dividend of all of the issued and outstanding capital stock of Community Alliance to holders of Fresh Ideas Media, Inc.’s common stock as of September 9, 2008. The spin-off was approved by the Board of Directors of Fresh Ideas Media, Inc. on September 9, 2008 and was to be consummated upon the satisfactory resolution of all of the SEC’s comments to the Form 10 registration statement relating to Community Alliance’s common stock and such registration statement’s effectiveness. Upon the consummation of the spin-off, the business and operations of HKCo were the sole business and operations of Fresh Ideas Media, Inc.

HKCo was incorporated in Hong Kong on October 17, 2007. Prior to December 25, 2007, HKCo had minimal assets and no operations. On December 25, 2007, Shisheng a company established under the laws of the People’s Republic of China, became a wholly-owned foreign enterprise of HKCo and this arrangement was approved by relevant ministries of the PRC government.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China, with respect to the establishment of a joint venture that will own and operate a used car business. The establishment of this joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns and operates the Airport International Auto Mall , where the used car business will be operated. Following the Zhonghe Acquisition, on November 30, 2013, Tianjin Car King Used Car Trading Company Ltd (the “Joint Venture”) was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, the Company will contribute approximately $1,303,000 (RMB8,000,000) and Car King China will contribute approximately $1,955,000 (RMB12,000,000) to form Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe contributed approximately $652,000 (RMB4,000,000) in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, Financing Services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com), Also, the Company sells imported automobiles, manages an auto mall for customers, and as the only one-stop service provider in Tianjin provides dealer financing to our customers. As a result of the Zhonghe Acquisition and the establishment of the Joint Venture in November 2013, we entered into the used car sales market. We believe that there is a strong market for used car sales in China and that the Joint Venture will provide us with opportunities for long term growth. In addition, we intend to use the Airport International Auto Mall to expand into the retail automobile sales market which may generate higher overall gross margins.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss)

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2014, deferred tax liabilities totaled $11,028,988.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $28.7 million as of December 31, 2014. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2014 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. During the course of the impairment evaluation for the Airport International Mall Automotive Service reporting unit at December 31, 2014, the Company determined that the carrying value of Airport International Mall property exceeded its fair value. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represents the excess of the carrying value of this property over its fair value.

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

As of December 31, 2014, we performed an impairment test on our goodwill for the Sales of Automobiles and Airport Auto Mall Automotive units. Due to the significant vacant space not being rented out at the Airport International Auto Mall property, the continued loss from Car King Tianjin, our actual operating profits and cash flows being lower than expected during fiscal year 2014, and the estimated fair value being less than the carrying value for the Airport Auto Mall Automotive unit, the Company concluded that an impairment existed at December 31, 2014. The fair values were estimated based on the future discounted cash flow generated from these reporting units. As a result, the Company recorded an impairment loss on goodwill of $16,041,383 related to the Airport Auto Mall Automotive unit for the fiscal year 2014. As of December 31, 2013, no indication of goodwill impairment existed.

New Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under US GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company is not aware of any other recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Fiscal Year Ended December 31, 2014 Compared To the Fiscal Year Ended December 31, 2013

The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2014		2013		%
Net revenue	$402,269,611	100.00%	$459,235,057	100.00%	(12.40)%
Cost of revenue	397,829,464	98.90%	452,379,416	98.51%	(12.06)%
Gross profit	4,440,147	1.10%	6,855,641	1.49%	(35.23)%
Operating expenses	26,183,425	6.51%	3,925,894	0.85%	566.94%
(Loss) income from operations	(21,743,278)	(5.41)%	2,929,747	0.64%	(842.16)%
Other (loss) income	(6,525,473)	(1.62)%	(778,572)	(0.17)%	738.13%
(Loss) income before income taxes and non controlling interests	(28,268,751)	(7.03)%	2,151,175	0.47%	(1,414.11)%
Net (loss) income	(26,883,648)	(6.68)%	516,657	0.11%	(5,303.38)%
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(26,863,297)	(6.68)%	$524,260	0.11%	(5,224.04)%

Our net revenue for 2014 decreased 12.4% to $402,269,611 from $459,235,057 for 2013 and our cost of revenue for 2014 decreased 12.06% to $397,829,464 from $452,379,416 for 2013. Gross profit margin decreased 39 basis points from 1.49% for 2013 to 1.10% for 2014. As compared to 2013, our gross profit, (loss) income from operations, net (loss) income and net (loss) income attributable to shareholders of China Auto Logistics Inc. for 2014 decreased 35.23% to $4,440,147, decreased 842.16% to $(21,743,278), decreased 5,303.38% to $(26,883,648), and decreased 5,224.04% to $(26,863,297), respectively primarily due to the decline of Sales of Automobiles, Web-based Advertising Services and Automobile Value Added Services and the impairment losses on the Airport International Auto Mall property and goodwill.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2014		2013		%
Net revenue	$402,269,611	100.00%	$459,235,057	100.00%	(12.40)%
- Sales of Automobiles	393,669,010	97.86%	450,143,413	98.03%	(12.55)%
- Financing Services	7,403,202	1.84%	6,893,986	1.50%	7.39%
- Web-based Advertising Services	242,250	0.06%	471,277	0.10%	(48.60)%
- Automobile Value Added Services	124,840	0.03%	740,338	0.16%	(83.14)%
- Airport Auto Mall Automotive Services	665,693	0.17%	15,788	0.00%	4,116.45%
- Auto Mall Management Services	164,616	0.04%	970,255	0.21%	(83.03)%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 12.55% to $393,669,010 for 2014 from $450,143,413 for 2013. During 2014 and 2013, the Company sold 3,737 automobiles and 4,837 automobiles, respectively, representing a decrease of 22.74% in volume. After a long decline in the average selling price of our automobiles, the average unit selling price per automobile increased in 2014 by 11.70% to approximately $105,000 from approximately $94,000 for 2013.

Even though average selling prices rebounded in 2014, our profit margin percentage remained at a relatively low level due to strong competition in the automobile industry, especially in major cities. Our sales volume declined in 2014 primarily due to relatively weak demands as a result of slower economy. However we continue to witness high demand for luxury automobiles as household incomes in China continues to climb. According to an article, “China Luxury Car Sales Seen Beating U.S. in 2016” published by Bloomberg in March 2013, China premium car sales will likely surpass sales in the U.S. as early as 2016, and equal that of Western Europe by 2020, as a result of rising income levels in the world’s second-largest economy based on data provided by McKinsey & Co. In addition, demand for luxury vehicles in China is expected to more than double by 2020 to 3 million from 1.25 million vehicles sold in 2012, outpacing the growth of the worldwide automobile market. The Company will continue its focus on the marketing of luxury automobiles.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market. While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to expand our market share and maintain our market leader status. During the year ended December 31, 2014, sales of our top three selling brands, BMW, Land Rover and Mercedes Benz, accounted for 66% of our total net automobile sales. During the year ended December 31, 2013, sales of our top three selling brands, BMW, Mercedes Benz and Toyota, accounted for 73% of our net automobile sales. We sold substantially more Land Rover vehicles during 2014 than during 2013. Toyota, one of our top three selling brands in 2013, ranked fourth in terms of number of units sold during 2014. Since the average selling prices for Land Rover were significantly higher than those of Toyota, this resulted in higher overall selling prices in 2014 compared to 2013. Our gross margin on automobile sales decreased to 0.02% for the year ended December 31, 2014 from 0.09% for year ended December 31, 2013. Our reserve amount for slow-moving inventories increased from $192,000 during 2013 to $810,000 during 2014, an increase of $618,000. Excluding the increase in the reserve of $618,000 for 2014 and $192,000 for 2013, our gross margin would have been 0.17% and 0.13%, respectively. We do not expect our gross margin excluding the inventory reserve to drop any further in the future.

In order to expand our market share and maintain our leading position in the competitive luxury automobile market, we have continued to offer better prices to our customers as compared to our competitors. We achieved this in part by decreasing our gross margin for automobiles throughout fiscal year 2013. We believe this approach will prevent our competitors from being able to match our selling prices. However, as noted above, the average unit selling price increased in fiscal year 2014 compared to fiscal year 2013, and we expect our gross margin to stabilize in 2015.

In December 2014, Shenzhen became the eighth city subject to restrictions on automobile purchases, behind Beijing, Shanghai, Guangzhou, Guiyang, Shijiazhuang, Tianjin and Hangzhou. The restrictions vary from city to city , however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted.

Sales to the Company’s top five customers, each of which is a car dealer, accounted for 28% and 36% of the Company’s sales during 2014 and 2013, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for 2014 increased 7.39% to $7,403,202 from $6,893,986 for 2013. The Company had an aggregate amount of credit lines of approximately $182 million (RMB1.12 billion) as of December 31, 2014. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services decreased during the year ended December 31, 2014. The ratio of the revenue from our interest income portion to our net Financing Services revenue was higher during the year ended December 31, 2014 as compared to that during 2013. Excluding revenue from the interest income portion of $4,130,301 and $2,537,905 in the years ended December 31, 2014 and 2013, respectively, the revenue from the fee income portion of our Financing Services decreased 24.87% to $3,272,901 for the year ended December 31, 2014 from $4,356,061 for the year ended December 31, 2013. The gross margin for our Financing Services segment decreased to 43.3% for the year ended December 31, 2014 from 62.87% for the year ended December 31, 2013. After strong growth in the fee income portion of our Financing Services beginning in 2012, we began to see a flattening of our revenue from this segment starting in the third quarter of 2013. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms these customers have contracted for with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had to limit our provision of this service in the first half of 2014. As a result of better management of our working capital, and by obtaining additional short term financing arrangements during the second half of 2014, we were able to increase our fee income from the temporary credit service in the second half of the year, which partially offset the loss in the first half of the year. Temporary credit service has been a significant part of our financing service and has been a major contributor to our gross margin in the recent years. Our gross margin was negatively impacted by the decrease of the temporary credit service during fiscal year 2014 as compared to fiscal year 2013 when we had less available working capital to offer this service after the acquisition of Zhonghe. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, and Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of December 31, 2014, we had approximately $119 million lines of credit available to use in our Financing Services. As of April 10, 2015, the Company had aggregate credit lines of approximately $166 million (RMB1.02 billion). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Our revenue growth from Financing Services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. As discussed above, we have established credit lines with most major commercial banks in the PRC, and although an enormous decrease or the simultaneous expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide financing services and affect our purchase power, we have not experienced formidable difficulties in the access of credit lines and any other bank facilities in the past. Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks. However as banks in China continue to reduce their credit risk and improve the quality of their outstanding loans, we continue to experience more requirements for obtaining bank lines and loans such as requiring personal guarantees by our executives and directors, guarantees by our major customers, suppliers, and business partners.

Web-based Advertising Services

Our Web-based Advertising Services revenue decreased 48.6% to $242,250 for 2014 from $471,277 for 2013. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements. Since the fiscal year 2012, we have revised our business plan and moved away from Web-based Advertising Services to focus on Automobile Sales, Financing Services and, starting in the first quarter of 2014, the newly developed used car business through Car King Tianjin and any potential opportunities through operating the Airport International Auto Mall. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Automobile Value Added Services

Revenue from our Automobile Value Added Services which includes services such as assistance with customs clearance, storage and nationwide delivery services decreased 83.14%, to $124,840 in 2014 from $740,338 in 2013. We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

Zhonghe operates two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We are still finalizing our operating plans to determine the best and most profitable uses for this facility. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. From the start of operations in March 2014, Car King Tianjin has gradually increased our volume in used car sales in the Tianjin region. As of December 31, 2014, we had approximately $1.8 million due from Car King Tianjin. Due to the cumulative loss incurred by Car King Tianjin, we fully reserved the $1.8 million due from Car King Tianjin as a result of the uncertainties of collecting these advances. We have not yet received any return on our investment in this joint venture since the inception of its operations. As a result, starting in the third quarter of 2014, we did not record any rental income related to the Airport International Auto Mall lease. Our revenues from Airport Auto Mall Automotive Services were $665,693 (0.17% of all revenues) for the fiscal year 2014. We expect to record rental income revenue when Tianjin’s liquidity improves and it can demonstrate an ability to remit its rental payments under the lease.

Since we own less than 50% of Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the year ended December 31, 2014, Car King Tianjin generated revenue in the amount of $3,430,914. This revenue represented revenue from sales of used automobiles at the Airport International Auto Mall, as well as agency commissions earned from selling automobiles owned by other Car King locations. The number of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, reached about 858 automobiles, including 49 automobile sales out of our own inventories and 409 automobiles for which we acted as sales agent, during the year ended December 31, 2014. Because the used car market in China is still in a preliminary development stage, we expect the overall used car market to continue to grow, and we hope that our investment will generate reasonable returns in the coming years

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center for a one-year period for an aggregate consideration of $1,000,000. This agreement had been renewed annually. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. As a result, the Company has ceased to provide Auto Mall Management Services, and we plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments.

Our Auto Mall Management Services revenue for the year ended December 31, 2014 and 2013 was $164,616 and $970,255, respectively. This 83.03% decrease was primarily due to the expiration of the management agreement two months into the year, which meant that we only recognized two months of revenue during the year ended December 31, 2014 compared to a full year’s revenue during the year ended December 31, 2013.

Cost of Revenue

	Year ended December 31,				Change in
	2014		2013		%
Net revenue	$402,269,611	100.00%	$459,235,057	100.00%	(12.40)%
Cost of revenue	397,829,464	98.90%	452,379,416	98.51%	(12.06)%
Gross profit	4,440,147	1.10%	6,855,641	1.49%	(35.23)%

Our cost of revenue in 2014 consisted primarily of the cost of automobiles purchased and certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Automobile Value Added Services, Airport Auto Mall Automotive Services and Auto Mall Management Services. Our cost of revenue decreased 12.06%, from $452,379,416 in 2013 to $397,829,464 in 2014. The decrease was primarily due to the decrease in the sales volume of imported automobiles in the year.

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

Gross profit decreased 35.23% from $6,855,641 in 2013 to $4,440,147 in 2014, due to revenue declining at a higher rate than the decrease of cost of revenue. Our reserve amount for slow-moving inventories increased during the year ended December 31, 2014 which resulted in a lower percentage decrease in our cost of revenue compared to the percentage decrease in our net revenue.

Operating Expenses

	Year ended December 31,				Change in
	2014		2013		%
Operating expenses
- Selling and marketing	$855,088	3.26%	$751,114	19.13%	13.84%
- General and administrative	6,283,145	23.99%	3,174,780	80.87%	61.91%
- Impairment loss on the Airport International Auto Mall property	3,003,809	11.48%	-	-%	-%
- Impairment loss on goodwill	16,041,383	61.27%	-	-%	-%
Total	$26,183,425	100.00%	$3,925,894	100.00%	566.94%

Operating expenses increased 566.94%, from $3,925,894 in 2013 to $26,183,425 in 2014. This increase was primarily due to the impairment loss on the Airport International Auto Mall of $3,003,809 and impairment on goodwill of $16,041,383 in 2014, while we did not incur any impairment loss in 2013. In addition, our selling and marketing expenses increased 13.84% from $751,114 in 2013 to $855,088 in 2014. In addition, our general and administrative expenses increased from $3,174,780 in 2013 to $6,283,145 in 2014.

Selling and Marketing Expenses

Selling and marketing expenses increased 13.84% in 2014. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December, 31		Change in
	2014	2013	%
Primary selling and marketing expenses
- Payroll	$154,997	$134,527	15.22%
- Staff related costs	104,893	60,824	72.45%
- Advertising and promotion	86,098	34,699	148.13%
- Entertainment	61,996	106,018	(41.52)%
- Rent	66,662	122,691	(45.67)%

Payroll costs increased 15.22% to $154,997 in 2014 from $134,527 in 2013. Payroll related costs increased 72.45% to $104,893 in 2014 from $60,824 in 2013. The Company’s payroll and related cost increased as a result of the Zhonghe Acquisition in November 2013, which was partially offset by the decrease in the number of employees in the Web-based Advertising segment. Advertising and promotion expenses increased by 148.13% during 2014 as we incurred more advertising expenses for certain web advertisements to promote our services in 2014. Entertainment expenses fluctuate from time to time depending on activities we conduct. Rental expenses decreased 45.67% primarily due to the Company’s reduction of the office and exhibition space during 2014 compared to 2013.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Year Ended December, 31		Change in
	2014	2013	%
Primary general and administrative expenses
- Depreciation	$2,467,231	$275,837	794.45%
- Entertainment	133,099	159,484	(15.80)%
- Payroll	322,743	293,866	9.83%
- Staff related costs	97,160	86,491	12.34%
- Legal and professional fees	722,912	1,693,241	(57.31)%

Depreciation expenses increased 794.45% to $2,467,231 in 2014 from $275,837 in 2013 as we incurred additional depreciation expenses after the Zhonghe Acquisition. Payroll costs increased 9.83% to $322,743 in 2014 from $293,866 in 2013. Staff related costs increased 12.34% to $97,160 in 2014 from $86,491 in 2013. The Company’s payroll and related costs increased as a result of the Zhonghe Acquisition in November 2013 which was partially offset by the decrease in the number of employees in the web-based advertising segment. Legal and professional fees decreased 57.31% to $722,912 in 2014 from $1,693,241 in 2013 as we incurred additional professional fees and the value of common stock issuance as acquisition costs related to the Zhonghe Acquisition during 2013.

Impairment Loss on the Airport International Auto Mall

During the course of the impairment evaluation for the Airport International Auto Mall Automotive Service reporting unit at December 31, 2014, the Company determined that the carrying value of Airport International Auto Mall property exceeded its fair value. The fair value is determined using the income approach of valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represents the excess of the carrying value of this property over its fair value. We believe the long term prospect for the real estate market in Tianjin especially the Tianjin airport area which falls within the free trade zone continues to be bright. We did not incur any impairment losses during the year ended December 31, 2013.

Impairment Loss on Goodwill

As of December 31, 2014, we performed an impairment test on our goodwill for the Sales of Automobiles and Airport Auto Mall Automotive units. Due to the significant vacant space not being rented out at the Airport International Auto Mall property, the continued loss from Car King Tianjin, our actual operating profits and cash flows being lower than expected during fiscal year 2014, and the estimated fair value being less than the carrying value for the Airport Auto Mall Automotive unit, the Company concluded that an impairment existed at December 31, 2014. The fair values were estimated based on the future discounted cash flow generated from these reporting units. As a result, the Company recorded an impairment loss on goodwill of $16,041,383 related to the Airport Auto Mall Automotive unit for the fiscal year 2014. As of December 31, 2013, no indication of goodwill impairment existed.

(Loss) Income from Operations

Loss from operations increased 842.16% to $21,743,278 in 2014 from income from operations of $2,929,747 in 2013. The decrease in income was primarily due to the decline of revenue from our Web-based Advertising Services and Automobile Value Added service segments. In addition, we recorded an impairment loss on the Airport International Auto Mall property and impairment loss on goodwill in 2014. Furthermore, our Airport Auto Mall Automotive Services segment is still in early stage development, and we therefore suffered losses from operating this segment primarily due to the depreciation expense. However, we believe we will continue to maintain our leading position in the imported luxury automobiles industry despite the current slow economy and competitive automobile industry.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings and payables related to the Zhonghe Acquisition, gain on disposal of property and equipment, and equity loss – sale of investee company losses. We recorded net other expenses of $6,525,473 for 2014 and $778,572 for 2013. The increase was primarily due to the interest expense incurred related to the Zhonghe Acquisition and the increase of short-term borrowings to finance our operations totaling $6,657,368 for 2014 compared to $999,360 for 2013.

Income Tax

Income tax provision (benefit) for the year ended December 31, 2014 was $(1,385,103), a decrease of $3,019,621 from $1,634,518 for the year ended December 31, 2013. During the year ended December 31, 2014, we amortized the deferred tax liabilities for the basis difference on the real estate and intangible assets in the Zhonghe Acquisition in the amount of approximately $403,000, amortization of deferred tax liabilities related to the amortization of debt discount in the amount of $782,000, and the tax effect on the impairment on the Airport International Auto Mall in the amount of $751,000 during the year ended December 31, 2014.

Acquisition of Zhonghe

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. A substantial portion of the purchase price was related to the acquisition of the Airport International Auto Mall which was valued at $72,640,016. Apart from the other identified net assets in the amount of $10,075,231 and deferred tax liabilities related to the book and tax basis differences on the real estate and intangible assets in the amount of $11,448,664, the excess of purchase price over the identified assets and liabilities was allocated to goodwill in the amount of $20,107,700. We believe the goodwill valuation represents: (i) expected appreciation in the value of the Airport International Auto Mall, (ii) expected synergies and economies of scale from the integration of our business with Zhonghe and the newly formed Car King China used car business, (iii) the expectation that owning the Airport International Auto Mall will create other business opportunities in the future and will provide more resources to capture these potential opportunities, (iv) a defensive strategy to prevent our competitors from acquiring the Airport International Auto Mall, and (v) Zhonghe’s historical business. We believe that the purchase price paid represents the fair value of the assets acquired.

The fair market value of the Airport International Auto Mall is affected by the condition of the real estate market in China, especially in Tianjin. Even though the real estate market has been on an upward trend in recent years, it is uncertain that this trend will continue. During the course of the impairment evaluation for the Airport Auto Mall Automotive Service reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value is determined using the income approach of valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represents the excess of the carrying value of this property over its fair value.

Inflation

We believe that inflation has had a negligible effect on operations for the fiscal years 2014 and 2013. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2014 and 2013.

	Year Ended December, 31
	2014	2013
Net cash (used in) provided by operating activities	$(54,440,890)	$35,479,835
Net cash used in investing activities	(18,203,209)	(31,478,219)
Net cash provided by financing activities	65,469,776	1,948,299
Effect on exchange rate change on cash	(73,230)	202,841
Cash and cash equivalents at beginning of year	15,041,505	8,888,749
Cash and cash equivalents at end of year	7,793,952	15,041,505

Going Concern

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2015. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as our Independent Registered Public Accounting Firm has indicated these factors raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss attributable to shareholders for the year ended December 31, 2014 was $26,863,297 as compared to net income attributable to shareholders of $524,260 for the year ended December 31, 2013. The operating results for the year ended December 31, 2014 included $3,003,809 and $16,041,383 of net losses related to an impairment loss recorded on the Airport International Auto Mall property and goodwill, respectively.

As of December 31, 2014, we had a working capital deficit of $7,298,690, including $68,909,343 in current liabilities for short-term borrowings which are due during the period between January and September 2015, and $16,900,426 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in November in 2015, and for which we do not currently have the necessary capital to re-pay.

Net cash used in operations during the year ended December 31, 2014 was $54,440,890.

We invested heavily in Car King Tianjin through cash investment, advances, and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. We believe that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However we cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

We do not currently have sufficient cash or commitments for financing to sustain our operations for the next twelve months. Our plan continues to be to develop new customer relationships and substantially increase our cash flows and revenue derived from our products/services. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Operating Activities

During the fiscal year 2014, we had net cash used in operating activities of $54,440,890 as compared to net cash provided by operating activities of $35,479,835 in fiscal year 2013.

During the year ended December 31, 2014, the increase in net cash used in operating activities was primarily a result of a net loss of $26,883,648, an increase in receivables related to Financing Services of $33,484,233 due to a larger outstanding receivables balance, an increase in advances to suppliers of $30,747,581 due to the building up of our inventory orders in order to increase our inventory selections for our customers which was partially offset by the impairment loss on the Airport International Auto Mall property of $3,003,809, the impairment loss on goodwill of $16,041,383, and the decrease in restricted cash of $14,356,013 due to fewer banks requiring restricted cash to grant lines of credit and issue letters of credit.

During the year ended December 31, 2013, the increase in net cash provided by operating activities was primarily a result of a decrease in inventories in the amount of $13,708,851, a decrease in advances to suppliers in the amount of $9,450,667, and an increase in customer deposits in the amount of $15,266,991, which was partially offset by the increase in restricted cash in the amount of $13,792,120.

Investing Activities

During fiscal years 2014 and 2013, we used net cash flows in investing activities of $18,203,209 and $31,478,219, respectively. Under the terms of the Auto Mall Acquisition Agreement, entered into on November 30, 2013, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. We paid approximately $38.8 million initial payment related to this acquisition in fiscal year 2013. During the year ended December 31, 2014, we made $16.3 million of installment principal payments.

We purchased property and equipment in the amount of $11,072 in 2014 as compared to $14,842 in 2013. We received cash proceeds from disposal of property and equipment in the amount of $19,448 in 2014.

We advanced $1,888,267 to Car King Tianjin for working capital in 2014, which we fully reserved due to the uncertainties of collecting from Car King Tianjin. We received a repayment of a loan receivable in the amount of $7,111,260 from the former owner of Zhonghe in 2013.

Financing Activities

During fiscal years 2014 and 2013, net cash provided by financing activities was $65,469,776 and $1,948,299, respectively. Drawdowns from bank overdraft agreements increased $5,244 and $2,407,865 during the years ended December 31, 2014 and 2013. Financing activities also included a $2,988,953 net decrease in restricted cash, and a $13,462,283 net increase in restricted cash related to short-term borrowings during the years ended December 31, 2014 and 2013, respectively. We had net short-term borrowings of $62,630,446 in 2014 compared to net short-term borrowing repayments of $14,028,128 in 2013. We received loans from a director in the amount of $581,942 in 2014 and $862,200 in 2013, and repaid $726,321 in 2014 and $755,921 in 2013.

Our total cash and cash equivalents decreased to $7,793,952 as of December 31, 2014 from $15,041,505 as of December 31, 2013.

Working Capital

As of December 31, 2014, the Company had working deficit of $7,298,690 as of December 31, 2014 compared to working capital of $16,012,695 as of December 31, 2013.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. As of December 31, 2014, the decrease of working capital was primarily attributable to the second payments made related to the Zhonghe Acquisition in the amount of $16.3 million.

The Company has aggregate outstanding balance of lines of credit related to financing services of $63,106,959 and $66,173,312 as of December 31, 2014 and 2013, respectively, and outstanding balances of short-term borrowings of $68,909,343 and $6,259,598 as of December 31, 2014 and 2013, respectively. In addition, we had a bank overdraft with a balance of $2,423,015 and $2,439,429 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, we have the following payable related to the Zhonghe Acquisition:

Outstanding debt balance	$35,144,603
Less current portion	(16,900,426)
Outstanding debt balance less current portion	$18,244,177

Under the terms of the Auto Mall Acquisition Agreement, we made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.5 million each, including principal and interest in November of 2015 and 2016. We plan to finance these installment payments through our operating cash flows and bank loans. We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing. We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments. However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment, net of $67,126,002 as of December 31, 2014 and $72,977,985 as of December 31, 2013. Our property and equipment was substantially increased in fiscal year 2013 as a result of the properties acquired through the acquisition of Zhonghe in the amount of $72,640,016in 2013. We did not have any significant purchases of property and equipment during the year ended December 31, 2014. The decrease in in the property and equipment balance was primarily a result of the depreciation expense of $2,513,134 and an impairment loss of $3,003,809 for 2014

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2014 and 2013

	Year Ended December, 31		Change in
	2014	2013	%
Buildings and land use rights, net of impairment loss of $3,006,109 as of December 31, 2014	$69,487,171	$72,826,656	(4.58)%
Computers	227,377	217,717	4.44%
Office equipment, furniture and fixtures	109,818	109,898	(0.07)%
Leasehold improvements	34,210	34,368	(0.46)%
Automobiles	1,089,248	1,117,383	(2.52)%
Total	70,947,824	74,306,022	(4.51)%
Accumulated depreciation and amortization	(3,821,822)	(1,328,037)	187.78%
Property and equipment, net	$67,126,002	$72,977,985	(8.01)%

Foreign Cash

As of December 31, 2014 and 2013, the Company had cash deposits of $7,724,280 and $14,997,279 placed with several banks and a financial institution in the People’s Republic of China, where there is currently no rule or regulation in place for obligatory insurance of accounts with banks and financial institutions.

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

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of December 31, 2014 and 2013, the Company had aggregate credit lines of $182 million (RMB1.12 billion) and $142 million (RMB870 million), respectively, had outstanding balances under these credit lines amounted to $63 million and $66 million, respectively. As of April 10, 2015, the Company had aggregate credit lines of $166 million (RMB1.02 billion) with its banks.

As of December 31, 2014 and 2013, we had an aggregate outstanding loan balance of $68,909,343 and $6,259,598, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 1.73% to 8.2% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,423,015 and $2,439,429 with Pudong Development Bank as of December 31, 2014 and 2013, respectively.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.5 million each, including principal and interest in November of 2015 and 2016. As of December 31, 2014, we had an outstanding debt balance of $35,144,603.

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

Reference is made to pages F-1 through F-30 comprising a portion of this annual report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2014 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of December 31, 2014.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2014.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weaknesses are related to

■	the Company’s accounting department personnel have limited knowledge and experience in US GAAP and SEC Reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the US, notwithstanding the material weakness we identified.

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

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal year 2014, except for the integration of the internal controls over financial reporting for Zhonghe, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors were elected at the last annual meeting, which occurred on November 19, 2014, and will serve until the next annual meeting. As of December 31, 2014, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Tong, Shiping	55	Chief Executive Officer, President and Chairman of the Board

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

Jin, Yan	49	Chief Operating Officer

Mr. Jin has served as Chief Operating Officer of the Company since July of 2012. From 2007 to 2010, he served as Managing Director of Madeleine Gourmet Restaurant which operated a series of chain restaurants. Prior to his appointment as COO, he served as General Manager of Sales for the Company since 2011. He also earned an MBA from Tianjin Nankai University.

Cheng, Weihong	53	Senior Vice President (Head of Human Resources and General Administration) and Director

Ms. Cheng has served as Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995. She earned her Bachelor degree from Shijazhuang Military Medical University. Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995.

Wang, Xinwei	58	Chief Financial Officer, Treasurer, Vice President and Director	Ms. Wang has served as the Chief Financial Officer, Treasurer and Vice President of the Company since joining Shisheng in 2001. She earned her Bachelor degree in industry accounting from Tianjin Radio and TV University. Ms. Wang is a qualified Chinese certified public accountant.

Barth, Howard S.	63	Director

Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 29 years of experience as a certified accountant. He is a former director and chairman of the audit committees of New Oriental Energy & Chemical Corp. (formerly listed on NASDAQ), Orsus Xelent Technologies, Inc. (formerly an AMEX-listed company), and Nuinsco Resources Limited (a TSX listed exploration corporation). He has served as a director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) since May 2005 (and served previously as chairman of its Audit Committee until May 2008) and was its chief executive officer and president in 2006. He also formerly served as a director for Uranium Hunter Corporation (an OTC BB company). He is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He earned his B.A. and M.B.A. at York University.

Name	Age	Position Held	Experience
Wang, Wei	37	Director	Mr. Wang has served as the General Manager of Sales of Vcanland Holding Group since 2007, where he has successfully operated a number of real estate development projects and has dealt with accounting issues. He also received a bachelor degree from the Tianjin Institute of Urban Construction.

Yang, Lili	56	Director	Ms. Yang has served as the accounting director of Tianbao International Trade & Exhibition Ltd. since 2007, where she obtained years of experience in providing customers with commercial financing services.

Zou, Baoying	71	Director	Mr. Zou retired in 2004 from a long career in the education sector. He has been a member of the China Association for Promoting Democracy since 1984, a highly respected and influential organization. Due to such membership, Mr. Zou has established a wide network with local governmental authorities, which will be very helpful in furthering the Company’s business development.

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

Board of Directors Meetings and Committees

The Board held one meeting during the fiscal year ended December 31, 2014. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

During the fiscal year ended December 31, 2014, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2014, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees. A copy of the Code may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461.

ITEM 11.	EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tong, Shiping,	2014	$58,601	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$58,601
CEO and President	2013	$58,154	-0-	-0-	-0-	-0-	-0-	-0-		$58,154

Wang, Xinwei,	2014	$39,068	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$39,068
CFO, Treasurer and VP	2013	$38,769	-0-	-0-	-0-	-0-	-0-	-0-		$38,769

Cheng, Weihong,	2014	$39,068	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$39,068
Senior VP (Head of HR and Admin)	2013	$38,769	-0-	-0-	-0-	-0-	-0-	-0-		$38,769

Jin, Yan	2014	$9,767	-0-	-0-	-0-	-0-	-0-	-0-	(4)	$9,767
COO	2013	9,692	-0-	-0-	-0-	-0-	-0-	-0-		$9,692

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ended December 31, 2014 is $58,601 (RMB360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2014).
(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ended December 31, 2014 is $39,068 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2014).
(3)	Ms. Cheng Weihong’s total compensation for the fiscal year ended December 31, 2014 is $38,068 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2014).
(4)	Mr. Jin Yan’s total compensation for the fiscal year ending December 31, 2014 is $9,767 (RMB60,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2014).

As of December 31, 2014, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010. As of April 10, 2015, no awards have been granted under the Plan.

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

In fiscal year 2014 the Company paid an annual compensation of $24,000 to Howard S. Barth, our audit committee chair/director. Other than these payments to Mr. Barth, the Company did not provide any compensation to its directors in the fiscal year ended December 31, 2014. The Company may establish certain other compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2015 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of April 10, 2015. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

** Choi Chun Leung Robert holds 100% ownership of Bright Praise Enterprises Limited as trustee for the benefit of Tong Shiping and Cheng Weihong

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	362,000
Equity compensation plans not approved by security holders	None		None	None
Total				362,000

(1)	As of April 10, 2015, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2014 and 2013, the Company made aggregate borrowings from Ms. Cheng Weihong of $581,942 and $862,200, respectively, and made repayments of $726,321 and $755,921 to Ms. Cheng Weihong. As of December 31, 2014 and 2013, the outstanding balances due to Ms. Cheng Weihong were $457,628 and $597,393, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,213,280 and $2,223,458 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2014 and 2013, respectively. On January 25, 2015, Sino Peace Limited assigned the outstanding loan balance to St. John’s International Limited, an unrelated party.

The balances as discussed above as of December 31, 2014 and 2013 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2014 and 2013, there was no imputed interest charged in relation to these balances.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

Director Independence

All members of the Company’s Board, excluding Tong Shiping, Cheng Weihong and Wang Xinwei, are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent accountant is Marcum LLP. Set forth below are aggregate fees billed by Marcum LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2014 and 2013.

Audit Fees

During the fiscal year ended December 31, 2014 and 2013, the fees for Marcum LLP were $298,219 and $348,330, respectively. The fees for the years ended December 31, 2014 and 2013 included $21,545 and $88,344, respectively, related to the audit and review of the financial statements of Zhonghe, which were attached as an exhibit to the Form 8K/A filed by the Company on February 13, 2014.

Audit Related Fees

During the fiscal years ended December 31, 2014 and December 31, 2013, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2014 and December 31, 2013, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2014 and December 31, 2013, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2014 and 2013, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC. All work is preapproved.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Maximum Amount Guarantee Contract, dated as of September 29, 2014, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd., Tianjin Classical Auto Sales Information Co., Ltd., Tianjin Shimao International Trade Co, Ltd., Tianjin Prominent Hero Import & Export Trading Co., Ltd. and Agricultural Bank of China Tianjin Heping Sub-branch
10.2*	Maximum Amount Guarantee Contract, dated as of September 29, 2014, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd., Tianjin Binhai International Automall Co., Ltd., Tianjin Ningchuan International Trade Co, Ltd. and Agricultural Bank of China Tianjin Heping Sub-branch
10.3*	Primary Credit Facility Agreement dated as of October 9, 2014, by and between Tianjin Binhai Rural Commercial Bank Corporation and Tianjin Zhonghe Automobile Sales Co., Ltd.
10.4*	Office Tenancy Contract, dated effective as of December 1, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.5*	Office Tenancy Contract, dated as December 31, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (3)	Code of Business Conduct and Ethics
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

    *Filed herewith

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Comprehensive Income	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of China Auto Logistics Inc. and subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a net loss attributable to shareholders of $26,863,297, an impairment loss on the long lived assets of $3,003,809, an impairment loss on the goodwill of $16,041,383, and has net cash used in operating activities of $54,440,890 for the year ended December 31, 2014 and has a working capital deficit of $7,298,690 as of December 31, 2014 and may have ongoing requirements for additional loan borrowings or capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Irvine, CA

April 15, 2015

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$7,793,952	$15,041,505
Restricted cash	12,171,490	29,665,536
Receivable related to auto mall management fees	-	255,712
Receivable related to financing services	101,764,549	68,568,562
Inventories	16,042,462	15,343,671
Advances to suppliers	68,670,928	38,074,096
Prepaid expenses	24,420	12,311
Value added tax receivable	470,663	283,478
Deferred tax assets	-	48,345
Total current assets	206,938,464	167,293,216

Property, plant, and equipment, net	67,126,002	72,977,985
Ownership interest in Car King Tianjin	-	577,904
Goodwill	4,013,416	20,159,365
Intangible assets, net	433,874	547,155
Total assets	$278,511,756	$261,555,625

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$2,423,015	$2,439,429
Lines of credit related to financing services	63,106,959	66,173,312
Short term borrowings	68,909,343	6,259,598
Accounts payable	99,710	-
Notes payable to suppliers	16,290,625	21,275,203
Accrued expenses	3,540,275	236,599
Customer deposits	38,372,704	35,205,567
Deferred revenue	634,979	202,428
Rental deposits	81,453	-
Payable related to acquisition of Zhonghe – current portion, net	16,900,426	15,706,581
Due to former shareholder	2,213,280	2,223,458
Due to director	457,628	597,393
Income tax payable	677,092	174,540
Deferred tax liability	529,665	786,413
Total current liabilities	214,237,154	151,280,521

Payable related to acquisition of Zhonghe, excluding current portion, net	18,244,177	35,306,223
Deferred tax liability	10,499,323	12,239,842
Total liabilities	242,980,654	198,826,586

Commitments and contingencies (Note 15)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2014	2013

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of December 31, 2014 and 2013, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	7,330,995	7,642,886
Retained earnings	4,667,372	31,530,669
Total China Auto Logistics Inc. shareholders’ equity	34,982,135	62,157,323
Noncontrolling interests	548,967	571,716
Total equity	35,531,102	62,729,039

Total liabilities and shareholders’ equity	$278,511,756	$261,555,625

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Net revenue	$402,269,611	$459,235,057
Cost of revenue	397,829,464	452,379,416
Gross profit	4,440,147	6,855,641

Operating expenses:
Selling and marketing	855,088	751,114
General and administrative	6,283,145	3,174,780
Impairment loss on Airport International Auto Mall property	3,003,809	-
Impairment loss on goodwill	16,041,383	-
Total operating expenses	26,183,425	3,925,894

(Loss) income from operations	(21,743,278)	2,929,747

Other income (expenses):
Interest income	909,897	515,212
Interest expense	(6,657,368)	(999,360)
Gain on disposal of property and equipment	11,626	-
Foreign exchange loss	(146,392)	(217,764)
Equity loss – share of investee company loss	(660,759)	(76,660)
Miscellaneous	17,523	-
Total other expenses	(6,525,473)	(778,572)

(Loss) income before income taxes	(28,268,751)	2,151,175

Provision (benefit) for income taxes	(1,385,103)	1,634,518

Net (loss) income	(26,883,648)	516,657

Add: Net loss attributable to noncontrolling interests	(20,351)	(7,603)

Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(26,863,297)	$524,260

(Loss) earnings per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$(6.66)	$0.14

Weighted average number of common shares outstanding
- basic and diluted	4,034,494	3,723,271

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2014	2013

Net (loss) income	$(26,883,648)	$516,657

Other comprehensive (loss) income
- Foreign currency translation adjustments	(314,289)	1,726,261

Comprehensive (loss) income	(27,197,937)	2,242,918

Less: Comprehensive (loss) attributable to noncontrolling Interests	(22,749)	(830)

Comprehensive (loss) income attributable to shareholders of China Auto Logistics Inc.	$(27,175,188)	$2,243,748

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Interests	Equity

Balance as of December 31, 2012	3,694,394	3,694	21,994,074	5,923,398	31,006,409	572,546	59,500,121
Issuance of shares for services	340,000	340	985,660	-	-	-	986,000
Foreign currency translation adjustments	-	-	-	1,719,488	-	6,773	1,726,261
Net income	-	-	-	-	524,260	(7,603)	516,657
Balance as of December 31, 2013	4,034,394	$4,034	$22,979,734	$7,642,886	$31,530,669	$571,716	$62,729,039

Foreign currency translation adjustments	-	-	-	(311,891)	-	(2,398)	(314,289)
Net loss	-	-	-	-	(26,863,297)	(20,351)	(26,883,648)
Balance as of December 31, 2014	4,034,394	$4,034	$22,979,734	$7,330,995	$4,667,372	$548,967	$35,531,102

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(26,883,648)	$516,657

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,623,825	314,126
(Gain) loss on disposal of property and equipment	(11,626)	5,816
Impairment loss on the Airport International Auto Mall property	3,003,809	-
Impairment loss on goodwill	16,041,383	-
Equity loss – share of investee company loss	660,759	76,660
Stock issuance related to the Zhonghe Acquisition	-	986,000
Change of deferred tax assets	48,087	679,201
Change of deferred tax liabilities	(1,414,202)	(32,418)
Inventory reserve	617,316	190,877
Allowance for uncollectible advances to suppliers	103,814	-
Reserve for due from Car King Tianjin	1,802,326	-

Changes in operating assets and liabilities:
Restricted cash	14,356,013	(13,792,120)
Receivable related to auto mall management fees	254,346	(252,403)
Receivables related to financing services	(33,484,233)	(9,955,175)
Notes receivable	-	1,615,378
Inventories	(1,385,757)	13,708,851
Advances to suppliers	(30,851,395)	9,450,667
Prepaid expenses, other current assets and other assets	(12,156)	33,003
Value added tax receivable	(188,338)	305,993
Accounts payable	99,064	-
Lines of credit related to financing services	(2,761,320)	13,297,886
Notes payable	(4,883,448)	3,230,757
Accrued expenses	92,117	(137,505)
Accrued interest on payable related to the Zhonghe Acquisition	3,389,120	258,273
Customer deposits	3,325,750	15,266,991
Deferred revenue	433,147	(51,867)
Rental deposits	81,391	-
Income tax payable	502,966	(235,813)
Net cash (used in) provided by operating activities	(54,440,890)	35,479,835

Cash flows from investing activities:
Acquisition of Zhonghe, net of cash received of $194,445	-	(38,574,637)
Repayments of receivable from former owner of Zhonghe	-	7,111,260
Repayments on payable related to the Zhonghe Acquisition	(16,323,318)	-
Advances to Car King Tianjin	(1,888,267)	-
Proceeds from sales of property and equipment	19,448	-
Purchase of property and equipment	(11,072)	(14,842)
Net cash used in investing activities	(18,203,209)	(31,478,219)

Cash flows from financing activities:
Bank overdraft	(5,244)	2,407,865
Proceeds from short-term borrowings	113,952,010	28,444,740
Repayments of short-term borrowings	(51,321,564)	(42,472,868)
Decrease of restricted cash related to short-term borrowings	2,988,953	13,462,283
Proceeds from a director	581,942	862,200
Repayment of amount due to director	(726,321)	(755,921)
Net cash flows provided by financing activities	65,469,776	1,948,299

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2014	2013

Effect of exchange rate change on cash	(73,230)	202,841

Net (decrease) increase in cash and cash equivalents	(7,247,553)	6,152,756

Cash and cash equivalents at the beginning of year	15,041,505	8,888,749
Cash and cash equivalents at the end of year	$7,793,952	$15,041,505

Supplemental disclosure of cash flow information:
Interest paid	$7,645,386	$3,650,929
Income taxes paid	$-	$1,062,331

Non cash investing activities:
Payable related to the Zhonghe Acquisition	$-	$52,197,645

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc., and the following wholly owned and majority owned subsidiaries of the Company:

●	Ever Auspicious International Limited,

●	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.,

●	Tianjin Ganghui Information Technology Corp.,

●	Tianjin Hengjia Port Logistics Corp.,

●	Zhengji International Trading Corp.,

●	Tianjin Zhonghe Auto Sales Service Co., Ltd.

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

Shisheng was incorporated in the People’s Republic of Chinaon September 1, 1995. Shisheng’s business includes Sales of Automobiles, providing financing services related to imported automobiles Financing Services, and providing logistic services relating to the automobile importing process and other Automobile Value Added Services.

In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles. Ganghui was 80% owned by Shisheng.

In September 2003, Shisheng formed Hengjia to provide automobile value added services to wholesalers and distributors in the imported vehicle trading industry. Hengjia was 80% owned by Shisheng.

In February 2005, Shisheng and three other founders formed Zhengji to enhance the imported automobile trading industry. Zhengji was 32% owned by Shisheng since 2005. In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB8,000,000) into Zhengji. Consequently, Shisheng's equity interest in Zhengji increased from 32% to 86.4%.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China .With respect to the establishment of the Joint Venture, Car King Tianjin, will own and operate a used car business. The establishment of the Joint Venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns the Tianjin Airport International Auto Mall, where the used car business will be operated. Following the Zhonghe Acquisition, on November 30, 2013, the joint venture was established in accordance with the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling approximately $1,303,000 (RMB8,000,000) and approximately$1,955,000 (RMB12,000,000), respectively, to Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe made an initial capital contribution of approximately $652,000 (RMB4,000,000) to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $38.8 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. The Company made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and has to remit two more installments at approximately $19.5 million each, including principal and interest in November of 2015 and 2016. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements our business plan for 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to the shareholders for the year ended December 31, 2014 was $26,863,297 as compared to net income attributable to the shareholders of $524,260 for the year ended December 31, 2013. The operating results for the year ended December 31, 2014 included $3,003,809 of net losses related to impairment loss on the Airport International Auto Mall property.

As of December 31, 2014, the Company has a working capital deficit of $7,298,690, including $68,909,343 in current liabilities for short-term borrowings which are due during the period between January and September 2015, and $16,900,426 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in November in 2015, and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the year ended December 31, 2014 was $54,440,890. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company invested heavily in Car King Tianjin through cash investment, advances, and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. The Company believes that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However the Company cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company’s plan continues to be to develop new customer relationships and substantially increase our cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currency Reporting

Amounts reported in the consolidated financial statements are stated in US Dollars, unless stated otherwise. Our functional currency is the RMB. Foreign currency transactions (outside the PRC) are translated into RMB according to the prevailing exchange rate at the transaction dates. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated into RMB at period-end exchange rates. For the purpose of preparing the consolidated financial statements, the consolidated balance sheets of our Company have been translated into US dollars at the current rates as of the end of the respective periods and the consolidated statements of income have been translated into US dollars at the weighted average rates during the periods the transactions were recognized. The resulting translation gain adjustments are recorded as other comprehensive income in the consolidated statements of comprehensive income and as a separate component of the consolidated statements of shareholders’ equity.

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

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s accounts receivable, receivables related to financing services, notes receivable, value added tax receivable, inventories, prepaid expenses, accounts payable, advances to suppliers, bank overdraft, lines of credit related to financing services, short-term borrowings, notes payable to suppliers, accrued expenses, customer deposits, deferred revenue, due to shareholders, due to director, and income tax payable as of December 31, 2014 and 2013 approximate fair value.

Other Comprehensive Income

Other comprehensive income consists of other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $(311,891) and $1,719,488 for the years ended December 31, 2014 and 2013, respectively, are foreign currency translation adjustments.

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

Major Customers

During the year ended December 31, 2104, one customer accounted for 15% of the Company’s net revenue. During the year ended December 31, 2013, one customer accounted for 15% of the Company’s net revenue. Sales to these customers were related to the Sales of Automobiles segment.

Major Suppliers

One supplier accounted for 11% of the Company’s purchases during the year ended December 31, 2014. One supplier accounted for 16% of the Company’s purchases during the year ended December 31, 2013. Purchases from these suppliers were related the Sales of Automobiles segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC are not protected by any insurance and such uninsured amounts totaled $7,724,280 and $14,997,279 as of December 31, 2014 and 2013, respectively.

Restricted Cash

The Company is required to maintain certain amounts of cash in its banks to secure certain banks’ letters of credit issued to its customers, certain draws on its lines of credit, short-term borrowings and notes payable to suppliers. Restricted cash to secure these bank lines is not protected by any insurance and such restricted cash totaled $12,171,490 and $29,665,536 as of December 31, 2014 and 2013, respectively.

Accounts and Notes Receivable

Accounts and notes receivable are stated at the amount the Company expects to collect. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience and other currently available evidence. Accounts and notes receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2014 and 2013, the Company had no allowance for doubtful accounts in respect of its accounts receivable; and had no allowance for doubtful accounts in respect of its notes receivable.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivable related to financing services historically and accordingly did not record any allowance of credit losses as of December 31, 2014 and 2013.

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (first-in, first-out) or market. As of December 31, 2014 and 2013, the reserve for obsolescence amounted to $810,282 and $193,379, respectively.

Advances to suppliers

Advances to suppliers consist primarily of advance payments to suppliers for automobile purchases. As of December 31, 2014 and 2013, the reserve for potential uncollectible accounts amounted to $103,893 and $0, respectively.

Due from Car King Tianjin

Due from Car King Tianjin consist of advances for its working capital. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Buildings and land use rights	31 years
Computers	3 to 5 years
Office equipment, furniture and fixtures	3 to 5 years
Leasehold improvements	5 years
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. During the course of the impairment evaluation for the Airport Auto Mall Automotive Service reporting unit at December 31, 2014, the Company determined that the carrying value of Airport International Auto Mall property exceeded its fair value. The fair value is determined using the income approach of valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represents the excess of the carrying value of this property over its fair value.

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

As of December 31, 2014, the Company performed an impairment test on our goodwill for the Sales of Automobiles and Airport Auto Mall Automotive units. Due to the significant vacant space not being rented out at the Airport International Auto Mall property, the continued loss from Car King Tianjin, the Company’s actual operating profits and cash flows being lower than expected during fiscal year 2014, and the estimated fair value being less than the carrying value for the Airport Auto Mall Automotive unit, the Company concluded that an impairment existed at December 31, 2014. The fair values were estimated based on the future discounted cash flow generated from these reporting units. As a result, the Company recorded an impairment loss on goodwill of $16,041,383 related to the Airport Auto Mall Automotive unit for the fiscal year 2014. As of December 31, 2013, no indication of goodwill impairment existed.

Intangible Assets

As of December 31, 2014 and 2013, intangible assets consist of customer relations arose from the Zhonghe Acquisition. Amortization is calculated using the straight-line method over five years. Intangible assets are carried at cost less accumulated amortization.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui. The noncontrolling interests in 2014 and 2013 are summarized as below:

	As of December 31,
	2014	2013

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%
Zhengji	2.0%	2.0%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2014 and 2013 and “net income attributable to noncontrolling interests” in the consolidated statements of income for the years ended December 31, 2014 and 2013.

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

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $86,000 and $35,000 of advertising expenses for the years ended December 31, 2014 and 2013, respectively. Advertising expense is included in the caption “Selling and Marketing” within operating expenses on the consolidated statements of income.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2014 and 2013.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2014 and 2013, the Company did not have any common stock equivalents, therefore, the basic earnings per share is the same as the diluted earnings per share.

New Accounting Standards

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under US GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company is not aware of any other recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	As of December 31,
	2014	2013

Collateral for bank’s issuance of letters of credit to the Company’s customers	$2,393,338	$6,630,313
Collateral for borrowings on the lines of credit related to Financing Services	-	8,733,869
Collateral for short-term borrowings	-	3,004,998
Collateral for notes payable to suppliers	9,778,152	11,296,356
	$12,171,490	$29,665,536

(4)	Property and Equipment, Net

A summary of property and equipment is as follows:

	As of December 31,
	2014	2013

Buildings and land use rights before impairment	$72,493,280	$72,826,656
Less: Impairment	(3,006,109)	-
Buildings and land use rights	69,487,171	72,826,656
Computers	227,377	217,717
Office equipment, furniture and fixtures	109,818	109,898
Leasehold improvements	34,210	34,368
Automobiles	1,089,248	1,117,383
	70,947,824	74,306,022
Less: Accumulated depreciation and amortization	(3,821,822)	(1,328,037)
	$67,126,002	$72,977,985

Depreciation and amortization expense for property and equipment amounted to $2,513,134 and $304,859 for the years ended December 31, 2014 and 2013, respectively.

Airport International Auto Mall property with a carrying value of $66,953,804 was used as collateral to secure various short term bank borrowings as of December 31, 2014.

(5)	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of January 1, 2013	$-	$-	$-
Zhonghe Acquisition	4,021,540	16,086,160	20,107,700
Translation adjustment	10,333	41,332	51,665
Balance as of December 31, 2013	4,031,873	16,127,492	20,159,365
Impairment loss	-	(16,041,383)	(16,041,383)
Translation adjustment	(18,457)	((86,109)	(104,566)
Balance as of December 31, 2014	$4,013,416	$-	$4,013,416

During the year ended December 31, 2013, the Company acquired Zhonghe. We recorded a total of $20,107,700 goodwill related to this acquisition. The Company allocated 20% of the goodwill to the Sales of Automobiles segment and 80% of the goodwill to the Airport Auto Mall Automotive Services based on the Company’s estimated expected present value of future cash flows for each of these segments.

As of December 31, 2014, the Company performed an impairment test on our goodwill for the Sales of Automobiles and Airport Auto Mall Automotive units. Due to the significant vacant space not being rented out at the Airport International Auto Mall property, the continued loss from Car King Tianjin, the Company’s actual operating profits and cash flows being lower than expected during fiscal year 2014, and the estimated fair value being less than the carrying value for the Airport Auto Mall Automotive unit, the Company concluded that an impairment existed at December 31, 2014. The fair values were estimated based on the future discounted cash flow generated from these reporting units. As a result, the Company recorded an impairment loss on goodwill of $16,041,383 related to the Airport Auto Mall Automotive unit for the fiscal year 2014. As of December 31, 2013, no indication of goodwill impairment existed.

(6)	Intangible Assets, Net

The Company’s acquired customer relationship in connection with Zhonghe on November 30, 2013. As of December 31, 2013, the customer relationship is summarized as follows:

	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization – Customer Relations
As of December 31, 2014	5 years	$555,002	$(1,120)	$-	$(120,008)	$433,874

As of December 31, 2013	5 years	$555,002	$1,426	$-	$(9,273)	$547,155

Amortization expense for intangible assets was $110,691 and $9,267 for the year ended December 31, 2014 and 2013, respectively.

Estimated amortization of the intangible assets for the five succeeding years follows:

2015	$110,776
2016	110,776
2017	110,776
2018	101,546
2019	-
$433,874

(7)	Equity Investment in Car King Tianjin

On November 22, 2013, Zhonghe entered into a Cooperation Framework Agreement with Car King China with respect to the establishment of the Joint Venture, whichwill own and operate a used car business. The establishment of the Joint Venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe, which owns the Airport International Auto Mall, where the used car business was to be operated. Following the Zhonghe Acquisition, on November 30, 2013, the Joint Venture was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China can make capital contributions totaling up to approximately $1,303,000 (RMB8,000,000) and $1,955,000 (RMB12,000,000), respectively, to Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe made an initial capital contribution of approximately $652,000 (RMB4,000,000) to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of December 31, 2014 and December 31, 2013, the Company’s equity investment balance in Car King Tianjin was $0 and $577,904. The amount due from Car King Tianjin was reduced by $86,007 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin as of December 31, 2014. Net balance of due from Car King Tianjin was $1,803,706. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances.

The Company’s investments in Car King Tianjin are accounted for using the equity method of accounting. The results of operations and financial position of the Company’s equity basis investments are summarized below:

	Year Ended December 31,
Condensed income statement information:	2014	2013

Net sales	$3,430,914	$-

Gross profit	1,740,204	-

Net loss	(1,651,898)	(191,651)

Company’s share in net loss of investee (included in the net loss of the Airport Auto Mall Automotive Service Segment)	$(660,759)	(76,660)

	As of December 31,
Condensed balance sheet information:	2014	2013

Current assets	$1,462,036	$1,554,709

Non current assets	1,039,338	31,244

Total assets	$2,501,374	$1,585,953

Current liabilities, including amount due to the Company of $1,889,713	$2,716,389	$141,193

(Deficit) equity	(215,015)	1,444,760

Liabilities and (deficit) equity	$2,501,374	$1,585,953

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of income. Interest expense related to these lines of credit was $4,130,301 and $2,537,905 for the years ended December 31, 2014 and 2013, respectively.

A summary of the Company’s line of credit related to Financing Services follows:

China Merchants Bank

In June 2012, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company could borrow a maximum amount of $13,032,500 (RMB80,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During the year ended December 31, 2014, interest was charged at rates ranging between 3.73% and 5.07% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2014 and December 31, 2013, the Company had an outstanding balance of $0 and $3,930,068, respectively, under this facility line of credit. This facility line of credit, which is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, matured in June 2013, was renewed for one year through June 2014 with substantially the same terms and matured in June 2014.

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,403,437 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During the year ended December 31, 2014, interest was charged at rates ranging between 3.73% and 5.07% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2014 and December 31, 2013, the Company had an outstanding balance of $3,661,523 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in February 2015 and was renewed.

Agricultural Bank of China

In September 2013, the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company could borrow a maximum amount of $84,711,249 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 4.53% to 6.29% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2014 and December 31, 2013, the Company had outstanding balances of $0 and $55,298,731, respectively, under this facility line of credit. The outstanding balance was secured by the amount of $0 and $8,733,869 deposited to the bank, which was presented as restricted cash on the consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively. This facility matured in September 2014.

In September 2014 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $84,711,249 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 4.24% to 6.29% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2014 and December 31, 2013, the Company had outstanding balances of $49,414,953 and $0, respectively, under this facility line of credit. The outstanding balance was secured by the amount of $0 and $8,733,869 deposited to the bank, which is presented as restricted cash on the consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively. The facility matures in September 2015.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $19,548,750 (RMB120,000,000). During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 5.03% to 5.43% per annum. As of December 31, 2014 and December 31, 2013, the Company had outstanding balances of $3,546,934 and $553,865, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2014 and was renewed in January 2015.

China Zheshang Bank

In September 2013, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $24,435,937 (RMB150,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at rates ranging from 5.3% to 5.5% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2014 and December 31, 2013 the Company had outstanding balances of $0 and $6,390,648, respectively, under this facility line of credit. This facility matured in September 2014.

In August 2014, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $29,323,125 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 5.3% to 5.5% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2014 and December 31, 2013 the Company had outstanding balances of $831,215 and $0, respectively, under this facility line of credit. This facility matures in August 2015.

Industrial and Commercial Bank of China

In February 2014, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $16,290,625 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. During the three months ended September 30, 2014, borrowings under this facility line of credit bore interest at rates ranging from 3.65% to 3.89% per annum and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2014 and December 31, 2013, the Company had outstanding balances of $4,761,227 and $0, respectively, under this facility line of credit. This facility matured in February 2015 and was not renewed.

China Minsheng Bank

In April 2014, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $13,032,500 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 1.94% to 3.23% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2014 and December 31, 2013, the Company had outstanding balances of $891,107 and $0, respectively, under this facility line of credit. This facility matures in April 2015.

Shengjing Bank

In December 2014, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $8,145,312 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of December 31, 2014 and December 31, 2013, the Company had outstanding balances of $0 under this facility line of credit. This facility matures in November 2015.

(9)	Short Term Borrowings

Agricultural Bank of China

In order to obtain short term financing, in December 2013 the Company entered into a term loan agreement with Agricultural Bank of China, which is settled in US dollars. The outstanding balance totaled $0 and $3,002,182 of short term foreign currency borrowings as of December 31, 2014 and of December 31, 2013, respectively. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.34% per annum. These short-term foreign currency borrowings matured during the year ended December 31, 2014.

In order to obtain short term financing, during the year ended December 31, 2014 the Company entered into thirteen term loan agreements with Agricultural Bank of China, which are settled in US dollars. All of these loans were repaid during the year ended December 31, 2014. The outstanding balance of the remaining loans totaled $0 of short term foreign currency borrowings with Agricultural Bank of China as of December 31, 2014. These short term foreign currency borrowings bear interest at rates ranging between 1.73% and 3.33% per annum and generally matured within six months from the dates of borrowing.

In March 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $9,774,376 (RMB60,000,000). The outstanding balance totaled $9,774,376 as of December 31, 2014. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $4,887,187 (RMB30,000,000). The outstanding balance totaled $4,887,187 as of December 31, 2014. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In July 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $8,145,312 (RMB50,000,000). The outstanding balance totaled $8,145,312 as of December 31, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in July 2015, and is secured by the Airport International Auto Mall and related land use rights.

In August 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company could borrow up to $6,516,250 (RMB40,000,000). The outstanding balance totaled $6,516,250 as of December 31, 2014. This short term loan bears interest at a rate of 6.6% per annum, matures in August 2015, and is secured by the Airport International Auto Mall and related land use rights.

In September 2014, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $10,588,906 (RMB65,000,000). The outstanding balances totaled $10,588,906 as of December 31, 2014. These short term loans bear interest at a rate of 6.6% per annum, mature in September 2015, and are secured by the Airport International Auto Mall and related land use rights.

China Zheshang Bank

In August 2013 and September 2013, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,242,505 (RMB19,904,114). Borrowings under these loan agreements bear interest at a rate of 5.6% per annum for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) an unrelated party who is a personal friend of Mr. Tong Shiping; and (iv) two unrelated parties, who are also customers of the Company. The total outstanding balance of these agreements was $3,257,416 as of December 31, 2013. This loan was repaid in March 2014.

In February 2014, the Company entered into two loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,258,125 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe . The total outstanding balance of these agreements was $0 as of December 31, 2014. These loans were repaid in August 2014.

In July and August 2014, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,258,125 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,258,125 as of December 31, 2014. These loans matured in January and February 2015 and were repaid.

Tianjin Binhai Rural Commercial Bank

In December 2014, the Company entered into a agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $25,739,187 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 8.2% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe (v) the wife of Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe, (vi) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (vii) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (viii) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (ix) Cheng Jun, shareholder of the Company’s supplier. The total outstanding balance of these agreements was $25,739,187 as of December 31, 2014. This facility matures in September 2015.

(10)	Notes Payable to Suppliers

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

As of December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $13,092,433 (RMB80,000,000), of which Bank of Jinzhou will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 50% of the notes amounts, or $6,550,349 as guaranteed funds, which was classified as restricted cash as of December 31, 2013.

As of December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $3,273,108 (RMB20,000,000), of which China Zheshang Bank will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 100% of the notes amounts, or $3,273,108 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2013.

As of December 31, 2013, the Company had outstanding notes payable to suppliers in an aggregate amount of $4,909,662 (RMB30,000,000), of which Agricultural Bank of China will guarantee payments to suppliers within the term of these notes for a period of six months. The Company was required to maintain 30% of the notes amounts, or $1,472,899 (RMB10,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2013.

As of December 31, 2014, the Company had two outstanding notes payable to suppliers in an aggregate amount of $3,258,125 (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The notes matured in February 2015 and were not renewed. The Company was required to maintain approximately 100% of the notes amounts, or $3,258,125 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

As of December 31, 2014, the Company had five outstanding notes payable to suppliersin an aggregate amount of $7,330,781 (RMB45,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The notes matured in January and February 2015 and were not renewed. The Company was required to maintain approximately 50% of the notes amounts, or $3,668,920 (RMB22,521,665) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

As of December 31, 2014, the Company had four outstanding notes payable to suppliers, maturing in June 2015, in an aggregate amount of $5,701,719 (RMB35,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The Company was required to maintain approximately 50% of the notes amounts, or $2,851,107 (RMB17,501,523) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

The purpose of this arrangement is to provide additional time for the Company to remit payments while the suppliers do not bear any credit risk since the suppliers’ payments are guaranteed by the banks.

(11)	Long term debt

The Company has an outstanding debt due to Hezhong, the seller of Zhonghe. The debt carries an interest at a rate of 6% per annum. The debt is due in three installment payments of approximately $19.5 million (RMB120,000,000) each including interest and is secured by the real estate property where the Airport International Auto Mall is located.

Summary of this debt follows:

Outstanding debt balance	$35,144,603
Less current portion	(16,900,426)
Outstanding debt balance less current portion	$18,244,177

The Company paid approximately $16.3 million principal payments in November 2014, and approximately $3.2 million interest payments in January 2015, which was included in accrued expense as of December 31, 2014.

Future maturities of long-term debt, net of discount, are as follows:

2015	$16,900,426
2016	18,244,177
$35,144,603

(12)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2013 and 2012.

The Company’s income tax provision (benefit) amounted to $(1,385,103) and $1,634,518 for the years ended December 31, 2014 and 2013, respectively, (an effective rate of 4.9% and 75.98% for 2013 and 2012, respectively). A reconciliation of the provision (benefit) for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2014	2013

Computed tax (benefit) at US federal statutory rate of 34%	$(9,611,375)	$731,583

Permanent differences:
Meals and entertainment (non-deductible portion)	23,439	29,581
Legal and professional fees (non-deductible portion)	241,340	226,520
Stock issuance in conjunction with the Zhonghe Acquisition	-	335,240
Gain on forgiveness of loan payable to Qizhong	-	545,396
Impairment loss on goodwill	5,454,070	-
Debt discount amortization, net of tax effect	(782,215)	-
Non-deductible interest	977,772	-
Prior year’s write off of long term investment in Qizhong deductible in current year	(449,884)	-
Tax rate difference between US and PRC on foreign earnings	1,451,328	(342,306)
Change in valuation allowance	1,382,969	155,190
Other	(72,547)	(46,686)
	$(1,385,103)	$1,634,518

	Year ended December 31,
	2014	2013
Details of income taxes
Current
US Federal	$-	$-
PRC	(247,987)	1,779,224
Total current provision (benefit)	(247,987)	1,779,224

Deferred
US Federal	-	-
PRC	(1,137,116)	(144,706)
Total deferral benefit	(1,137,116)	(144,706)

Total income tax provision (benefit)	$(1,385,103)	$1,634,518

	As of December 31,
	2014	2013
Details of deferred taxes
Deferred tax assets:
Net operating losses carryforwards	$858,689	$155,190
Allowance for doubtful accounts – advances to suppliers	25,973	-
Inventory reserve	202,571	48,345
Reserve for due from Car King Tianjin	450,926	-
	1,538,159	203,535
Valuation allowance	(1,538,159)	(155,190)
Total deferred tax asset	-	48,345

Deferred tax liability:
Debt discount	790,567	1,580,616
Excess of book basis over tax basis – Airport International Auto Mall property	10,129,952	11,308,850
Intangible asset	108,469	136,789
Total deferred tax liability	11,028,988	13,026,255

Net deferred tax liability	$11,028,988	$12,977,910

Classification on consolidated balance sheets
Deferred tax assets
- Current	$-	$48,345

Deferred tax liability
- Current	$529,665	$786,413
- Non-current	10,499,323	12,239,842
Total deferred tax liabilities	$11,028,988	$13,026,255

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $1,538,159and $155,190 as of December 31, 2014 and 2013, respectively, are not more likely than not to be realized. Accordingly the Company provided a valuation allowance amounting to $1,538,159 and $155,190 against the deferred tax assets as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had unused net operating loss carryforward from its PRC subsidiaries in the amount of approximately $3.4 million which may be applied against future taxable income and begins to expire after the year of 2019.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $28.7 million as of December 31, 2014. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2014 and December 31, 2013, the Company’s statutory reserve fund was approximately $3,437,000 and $3,790,000, respectively.

(14)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2014 and 2013, the Company made aggregate borrowings from Ms. Cheng Weihong of $581,942 and $862,200, respectively, and made repayments of $726,321 and $755,921 to Ms. Cheng Weihong. As of December 31, 2014 and 2013, the outstanding balances due to Ms. Cheng Weihong were $457,628 and $597,393, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,213,280 and $2,223,458 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2014 and 2013, respectively. On January 25, 2015, Sino Peace Limited assigned the outstanding loan balance to St. John’s International Limited, an unrelated party.

The balances as discussed above as of December 31, 2014 and 2013 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2014 and 2013, there was no imputed interest charged in relation to these balances.

(15)	Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2015. Rent expenses under operating leases were $160,030 for 2014 and $122,691 for 2013. The leases expire at various dates through 2015. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Future minimum lease payments under non-cancelable operating leases were as follows:

2015	$56,290
Thereafter	-
$56,290

(16)	Rental Income

Operating lease arises from the leasing of the Company's Airport International Auto Mall property to Car King Tianjin, to operate the used car business. The lease term is for a period of 10 years from January 2014 to December 2023. Depreciation expense for assets subject to operating lease is provided on the straight-line method over the term of the lease. Depreciation expense relating to Airport International Auto Mall property was $2,336,704 for 2014 and $120,401 for 2013.

The cost and accumulated depreciation for the Airport International Auto Mall Property are as follows:

	As of December 31,
	2014	2013

Buildings and land use rights, net of impairment loss of $3,006,109 at December 31, 2014	$69,487,171	$72,826,656
Less: Accumulated depreciation and amortization	(2,533,367)	(194,874)
	$66,953,804	$72,631,782

Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on our investment in the Joint Venture since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred $745,296 rental income related to the lease of the Airport International Auto Mall. The Company recorded rental income of $665,693 for the fiscal year 2014 representing the rental revenue for the six months ended June 30, 2014. The Company expects to record rental income revenue when Car King Tianjin’s liquidity improves and it can demonstrate an ability to remit its rental payments under the lease.

Future minimum rental income to be received under non-cancelable operating lease is as follows at December 31, 2014:

2015	$977,437
2016	1,303,250
2017	1,303,250
2018	1,303,250
2019	1,710,516
Thereafter	7,004,969
$13,602,672

Future minimum rental payments to be received do not include contingent rentals that may be received under the lease.

(17)	Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Year Ended December 31, 2014

			Web-based	Automobile Value	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$393,669,010	$7,403,202	$242,250	$124,840	$665,693	$164,616	$-	$402,269,611
Cost of revenue	393,600,739	4,197,638	20,701	8,060	-	2,326	-	397,829,464

Operating expenses
Selling and marketing	13,147	617,331	42,666	22,490	128,200	31,254	-	855,088
General and administrative	314,156	314,157	188,494	125,663	3,769,887	62,831	1,507,957	6,283,145
Impairment loss on Airport International Auto Mall property	-	-	-	-	3,003,809	-	-	3,003,809
Impairment on goodwill	-	-	-	-	16,041,383	-	-	16,041,383
Total operating expenses	327,303	931,488	231,160	148,153	22,943,279	94,085	1,507,957	26,183,425
Income (loss) from operations	$(259,032)	$2,274,076	$(9,611)	$(31,373)	$(22,277,586)	$68,205	$(1,507,957)	$(21,743,278)
Depreciation and Amortization	$188,631	$25,117	$20,052	$3,588	$1,936,396	$-	$450,041	$2,623,825

Year Ended December 31, 2013

			Web-based	Automobile Value	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$450,143,413	$6,893,986	$471,277	$740,338	$15,788	$970,255	$-	$459,235,057
Cost of revenue	449,748,338	2,560,052	38,201	22,150	-	10,675	-	452,379,416

Operating expenses
Selling and marketing	43,285	474,832	47,448	78,686	1,730	105,133	-	751,114
General and administrative	91,478	1,003,500	100,277	166,293	3,656	222,186	1,587,390	3,174,780
Total operating expenses	134,763	1,478,332	147,725	244,979	5,386	327,319	1,587,390	3,925,894
Income (loss) from operations	$260,312	$2,855,602	$285,351	$473,209	$10,402	$632,261	$(1,587,390)	$2,929,747
Depreciation and Amortization	$45,642	$28,084	$28,629	$4,012	$-	$-	$207,759	$314,126

Total Assets

			Web-based	Automobile Value	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

As of December 31, 2014	$113,248,213	$111,720,132	$399,463	$979,003	$51,287,018	$-	$877,927	$278,511,756
As of December 31, 2013	$93,650,624	$96,122,720	$1,820,264	$2,815,434	$65,077,390	$376,146	$1,693,047	$261,555,625

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated: April 15, 2015

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer and Director	April 15, 2015
Tong Shiping	(Principal Executive Officer)

/s/ Wang Xinwei	Chief Financial Officer, Treasurer, Vice President and Director	April 15, 2015
Wang Xinwei	(Principal Accounting Officer)

/s/ Cheng Weihong	Senior Vice President (Head of Human Resources and General	April 15, 2015
Cheng Weihong	Administration) and Director

/s/ Howard S. Barth	Director	April 15, 2015
Howard S. Barth

/s/ Wang Wei	Director	April 15, 2015
Wang Wei

/s/ Yang Lili	Director	April 15, 2015
Yang Lili

/s/ Zou Baoying	Director	April 15, 2015
Zou Baoying

50

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Maximum Amount Guarantee Contract, dated as of September 29, 2014, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd., Tianjin Classical Auto Sales Information Co., Ltd., Tianjin Shimao International Trade Co, Ltd., Tianjin Prominent Hero Import & Export Trading Co., Ltd. and Agricultural Bank of China Tianjin Heping Sub-branch
10.2*	Maximum Amount Guarantee Contract, dated as of September 29, 2014, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd., Tianjin Binhai International Automall Co., Ltd., Tianjin Ningchuan International Trade Co, Ltd. and Agricultural Bank of China Tianjin Heping Sub-branch
10.3*	Primary Credit Facility Agreement dated as of October 9, 2014, by and between Tianjin Binhai Rural Commercial Bank Corporation and Tianjin Zhonghe Automobile Sales Co., Ltd.
10.4*	Office Tenancy Contract, dated effective as of December 1, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.5*	Office Tenancy Contract, dated as December 31, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (3)	Code of Business Conduct and Ethics
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

    * Filed herewith

51