Form 10-Q
period 2015-03-31
China Auto Logistics Inc
filed 2015-05-14
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common Stock, $.001 par value per share	4,034,394 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$5,038,445	$7,793,952
Restricted cash	17,692,627	12,171,490
Accounts receivable - trade	172,863	-
Receivable related to financing services	89,259,251	101,764,549
Inventories	15,307,439	16,042,462
Advances to suppliers	88,309,797	68,670,928
Prepaid expenses	28,151	24,420
Value added tax receivable	312,837	470,663
Total current assets	216,121,410	206,938,464

Property, plant, and equipment, net	66,856,609	67,126,002
Ownership interest in Car King Tianjin	-	-
Goodwill	4,032,731	4,013,416
Intangible assets, net	408,134	433,874
Total assets	$287,418,884	$278,511,756

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$2,406,503	$2,423,015
Lines of credit related to financing services	62,626,517	63,106,959
Short term borrowings	69,240,968	68,909,343
Accounts payable	1,301,443	99,710
Notes payable to suppliers	19,642,828	16,290,625
Accrued expenses	342,497	3,540,275
Customer deposits	47,607,947	38,372,704
Deferred revenue	901,897	634,979
Rental deposits	81,845	81,453
Payable related to Zhonghe Acquisition – current portion, net	17,311,791	16,900,426
Due to former shareholder	-	2,213,280
Due to director	481,383	457,628
Income tax payable	680,351	677,092
Other payable	2,223,931	-
Deferred tax liability	466,207	529,665
Total current liabilities	225,316,108	214,237,154

Payable related to Zhonghe Acquisition, excluding current portion, net	18,682,364	18,244,177
Deferred tax liability	10,384,775	10,499,323
Total liabilities	254,383,247	242,980,654
Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	7,502,279	7,330,995
Retained earnings	2,000,931	4,667,372
Total China Auto Logistics Inc. shareholders’ equity	32,486,978	34,982,135
Noncontrolling interests	548,659	548,967
Total equity	33,035,637	35,531,102

Total liabilities and shareholders’ equity	$287,418,884	$278,511,756

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net revenue	$87,350,162	$106,975,050
Cost of revenue	86,868,320	105,551,253
Gross profit	481,842	1,423,797

Operating expenses:
Selling and marketing	193,664	186,527
General and administrative	1,057,399	1,244,832
Total operating expenses	1,251,063	1,431,359

Loss from operations	(769,221)	(7,562)

Other income (expenses)
Interest income	84,868	60,900
Interest expense	(1,918,797)	(1,322,583)
Gain on disposal of property and equipment	-	11,694
Equity loss – share of investee company loss	(293,791)	(295,264)
Foreign exchange loss	-	(96)
Total other expenses	(2,127,720)	(1,545,349)

Loss before income taxes	(2,896,941)	(1,552,911)

Income tax benefit	(230,077)	(205,873)

Net loss	(2,666,864)	(1,347,038)

Add: Net loss attributable to noncontrolling interests	(423)	(871)

Net loss attributable to shareholders of China Auto Logistics Inc.	$(2,666,441)	$(1,346,167)

Loss per share attributable to shareholders of China Auto Logistics Inc.– basic and diluted	$(0.66)	$(0.33)

Weighted average number of common share Outstanding – basic and diluted	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net loss	$(2,666,864)	$(1,347,038)

Other comprehensive (loss) income
Foreign currency translation adjustments	171,399	(529,050)

Comprehensive loss	(2,495,465)	(1,876,088)

Add: Comprehensive loss attributable to noncontrolling interests	(308)	(1,676)

Comprehensive loss attributable to shareholders of China Auto Logistics Inc.	$(2,495,157)	$(1,874,412)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,666,864)	$(1,347,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	617,563	672,605
Gain on disposal of property and equipment	-	(11,694)
Equity loss – share of investee company loss	293,791	295,264
Change of Inventory reserve	-	(142,203)
Recovery of reserve for due from Car King Tianjin	(293,791)	-
Change of deferred tax assets	-	35,551
Change of deferred tax liabilities	(94,586)	(101,202)

Changes in operating assets and liabilities:
Restricted cash	(5,438,791)	10,270,967
Accounts receivable – trade, Car King Tianjin	-	(327,033)
Receivable related to auto mall management fees	-	255,494
Accounts receivable - trade	(172,111)	-
Receivables related to financing services	12,938,491	(36,569,995)
Inventories	808,693	(2,566,324)
Advances to suppliers	(19,224,370)	(4,466,903)
Prepaid expenses, other current assets and other assets	(3,598)	(33,479)
Value added tax receivable	159,394	(437,033)
Accounts payable	1,196,026	190,380
Line of credit related to financing services	(780,731)	28,655,094
Notes payable to suppliers	3,259,559	(9,810,975)
Accrued expenses	13,919	164,962
Accrued interest	(2,672,382)	792,178
Customer deposits	9,011,191	1,670,872
Deferred revenue	262,714	(21,101)
Income tax payable	-	57,823
Net cash used in by operating activities	(2,785,883)	(12,773,790)

Cash flows from investing activities
Proceeds from disposal of property and equipment	-	17,954
Purchase of property and equipment	-	(652)
Advances to Car King Tianjin	-	(1,308,130)
Net cash used in investing activities	-	(1,290,828)

Cash flows from financing activities
Bank overdraft	(28,050)	(3,122)
Proceeds from short-term borrowings	17,927,573	31,875,389
Repayments of short-term borrowings	(17,927,573)	(3,254,646)
Decrease in restricted cash related to short-term borrowings	-	(19,035,807)
Proceeds from director	186,000	205,942
Repayments to director	(152,670)	(310,728)
Net cash provided by financing activities	5,280	9,477,028

Effect of exchange rate change on cash	25,096	(89,395)

Net decrease in cash and cash equivalents	(2,755,507)	(4,676,985)

Cash and cash equivalents at the beginning of period	7,793,952	15,041,505
Cash and cash equivalents at the end of period	$5,038,445	$10,364,520

Supplemental disclosure of cash flow information
Interest paid	$5,291,550	$1,590,426
Income taxes paid	$-	$-

Non-cash activities:
Reclassification of the balance in due to former shareholder to other payable after an assignment of the balance to an unrelated party	$2,223,931	$-
Increase in advances to Car King Tianjin for unpaid rent	$244,467	$-

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

The Company’s principal businesses include (i) sales of imported automobiles (“Sales of Automobiles”), (ii) financing services related to imported automobiles (“Financing Services”), (iii) automobile information websites and advertising services (“Web-based Advertising Services”), (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services (“Automobile Value Added Services”), and (v) airport auto mall automotive services including selling used cars through Car King Tianjin and leasing the Airport International Auto Mall facility in Tianjin, China (the “Airport International Auto Mall”) to Car King Tianjin and other tenants (“Airport Auto Mall Automotive Services”). The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014, and was not renewed. Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2015 and the results of its operations, and cash flows for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for the remainder of 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders for the three months ended March 31, 2015 was $2,666,441 as compared to $1,346,167 for the three months ended March 31, 2014.

As of March 31, 2015, the Company had a working capital deficit of $9,194,698, including $69,240,968 in current liabilities for short-term borrowings which are due during the period between July 2015 and February 2016, and $17,311,791 in current liabilities payable to Hezhong related to the Company’s acquisition of Zhonghe (the “Zhonghe Acquisition”), which is due in November in 2015, and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the three months ended March 31, 2015 was $2,785,883. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company invested heavily in Car King Tianjin through cash investment, advances, and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. The Company believes that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However, the Company cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2015 and December 31, 2014 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income was generated through (1) Sales of Automobiles, (2) Financing Services (3) Web-based Advertising Services including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) Automobile Value Added Services, and (5) Airport Auto Mall Automotive Services. As indicated above, as of March 1, 2014, the Company no longer performs auto mall management services, and therefore, it will no longer recognize revenue related to such services.

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes Sales of Automobiles upon delivery and acceptance by the customers and where collectibility is reasonably assured.

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

Airport Auto Mall Automotive Services include (i) the rental of the Airport International Auto Mall, and (ii) equity income (loss) derived from Car King Tianjin. Rental income from the Airport International Auto Mall is recognized over the lease term on a straight-line basis. The Company’s lease agreement, entered into with Car King Tianjin in January 2014 (the “Rental Agreement”), contains a contingent rental arrangement for fiscal years 2016, 2017 and 2018, under which rental income is determined based on a percentage of Car King Tianjin’s gross profit. Notwithstanding this arrangement, the Rental Agreement contains both a minimum and a maximum annual rental amount. Contingent rental income is recognized when specified targets are met. The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss)

Value added taxes (“VAT”) represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for VAT on a net basis. The Company recorded and paid business taxes based on a percentage of the net service revenues and reported the service revenue net of the business taxes and other sales related taxes.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. The Company has not experienced any losses on its receivables related to Financing Services historically and accordingly did not record any allowance for credit losses as of March 31, 2015 and December 31, 2014.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2015 and 2014, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

(2)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	March 31,	December 31,
	2015	2014

Collateral for bank’s issuance of letters of credit to the Company’s customers	$5,906,681	$2,393,338
Collateral for notes payable to suppliers	11,785,946	9,778,152
	$17,692,627	$12,171,490

(3)	Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2015	2014

Buildings and land use rights, net of impairment loss of $3,020,576 as of March 31, 2015 and $3,006,109 as of December 31, 2014	69,821,578	69,487,171
Computers	228,470	227,377
Office equipment, furniture and fixtures	110,347	109,818
Leasehold improvements	34,375	34,210
Automobiles	1,094,490	1,089,248
	71,289,260	70,947,824
Less: Accumulated depreciation and amortization	(4,432,651)	(3,821,822)
	$66,856,609	$67,126,002

Depreciation and amortization expenses for property and equipment amounted to approximately $589,857 and $644,807 for the three months ended March 31, 2015 and 2014, respectively.

(4)	Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2014 and the three months ended March 31, 2015 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of December 31, 2013	4,031,873	16,127,492	20,159,365
Impairment loss	-	(16,041,383)	(16,041,383)
Translation adjustment	(18,457)	(86,109)	(104,566)
Balance as of December 31, 2014	4,013,416	-	4,013,416
Translation adjustment	19,315	-	19,315
Balance as of March 31, 2015	$4,032,731	$-	$4,032,731

(5)	Intangible Assets, Net

The Company acquired customer relations in connection with the Zhonghe Acquisition on November 30, 2013. As of March 31, 2015 and December 31, 2014, the customer relations is summarized as follows:

	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization – Customer Relations
As of March 31, 2015	5 years	$555,002	$1,545	$-	$(148,413)	$408,134

As of December 31, 2014	5 years	$555,002	$(1,120)	$-	$(120,008)	$433,874

Amortization expense for intangible assets was $27,706 and $27,798 for the three months ended March 31, 2015 and 2014, respectively.

(6)	Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. Car King Tianjin’s operations commenced on March 6, 2014. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed statements of operations information:	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net sales	$1,795,160	$604,766

Gross profit	576,687	156,784

Net loss	(734,477)	(738,160)

The Company’s equity in net loss of Car King Tianjin	$(293,791)	$(295,264)

Condensed balance sheet information:	As of March 31, 2015	As of December 31, 2014

Current assets	$4,309,869	$1,462,036

Non current assets	1,006,011	1,039,338

Total assets	$5,315,880	$2,501,374

Current liabilities	$6,269,618	$2,716,389

Deficit	(953,738)	(215,015)

Current liabilities and deficit	$5,315,880	$2,501,374

The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of March 31, 2015 and December 31, 2014, the Company’s equity investment balance in Car King Tianjin was $0. The amount due from Car King Tianjin was reduced by $381,495 and $86,007 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin as of March 31, 2015 and December 31, 2014, respectively. Net balance due from Car King Tianjin was $1,762,847 and $1,803,706 as of March 31, 2015 and December 31, 2014, respectively. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,762,847 and $1,803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances as of March 31, 2015 and December 31, 2014, respectively.

(7)	Bank Overdraft

In January 2014, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,455,353 (RMB 15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2014. The outstanding balance of the facility was $2,423,015 as of December 31, 2014.

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,455,353 (RMB 15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2015. The outstanding balance of the facility was $2,406,503 as of March 31, 2015.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $700,314 and $972,638 for the three months ended March 31, 2015 and 2014, respectively.

A summary of the Company’s lines of credit related to Financing Services follows:

China Merchants Bank

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,458,316 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During three months ended March 31, 2015, interest was charged at rates ranging between 3.73% and 4.79% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of March 31, 2015 and December 31, 2014, the Company had an outstanding balance of $0 and $3,661,523, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in February 2015.

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,458,316 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During three months ended March 31, 2015, interest was charged at rates ranging between 3.51% and 4.79% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of March 31, 2015 and December 31, 2014, the Company had an outstanding balance of $2,390,966 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in March 2016.

Agricultural Bank of China

In September 2014 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $85,118,921 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended March 31, 2015, borrowings under this facility line of credit bear interest at rates ranging from 4.23% to 6.29% per annum, and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $44,609,149 and $49,414,953, respectively, under this facility line of credit. This facility matures in September 2015.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $19,642,828 (RMB120,000,000). During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 5.03% to 5.43% per annum. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $3,546,934, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2014.

In January 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $19,642,828 (RMB120,000,000). During the year ended December 31, 2014, borrowings under this facility line of credit bear interest at rates ranging from 4.82% to 5.67% per annum. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $8,774,867 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2015.

China Zheshang Bank

In August 2014, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $29,464,242 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.65% to 5.5% per annum, and are repayable within 3 months from the dates of drawing. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $2,288,985 and $831,215, respectively, under this facility line of credit. This facility matures in August 2015.

Industrial and Commercial Bank of China

In February 2014, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $16,369,023 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. During the three months ended March 31, 2015, borrowings under this facility line of credit bear interest at rates ranging from 3.65% to 3.83% per annum and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $212,268 and $4,761,227, respectively, under this facility line of credit. This facility matured in February 2015 and was not renewed.

China Minsheng Bank

In April 2014, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $13,095,219 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended March 31, 2015, borrowings under this facility line of credit bear interest at rates ranging from 1.56% to 1.96% per annum, and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $3,595,954 and $891,107, respectively, under this facility line of credit. This facility matured in April 2015 and was renewed with substantially the same terms.

Shengjing Bank

In December 2014, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $8,184,512 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of March 31, 2015 and December 31, 2014, the Company had outstanding balances of $754,328 and $0 under this facility line of credit. During the three months ended March 31, 2015, borrowings under this facility line of credit bear interest at rates ranging from 4.2% to 5.2% per annum. This facility matures in November 2015.

(9)	Short Term Borrowings

Agricultural Bank of China

In March 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $9,774,376 (RMB60,000,000). The outstanding balance totaled $0 and $9,774,376 as of March 31, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $4,887,187 (RMB30,000,000). The outstanding balance totaled $0 and $4,887,187 as of March 31, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In July 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $8,184,512 (RMB50,000,000). The outstanding balance totaled $8,184,512 and $8,145,312 as of March 31, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matures in July 2015, and is secured by the Airport International Auto Mall and related land use rights.

In August 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company could borrow up to $6,547,609 (RMB40,000,000). The outstanding balance totaled $6,547,609 and $6,516,250 as of March 31, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matures in August 2015, and is secured by the Airport International Auto Mall and related land use rights.

In September 2014, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $10,639,865 (RMB65,000,000). The outstanding balances totaled $10,639,865 and $10,588,906 as of March 31, 2015 and December 31, 2014, respectively. These short term loans bear interest at a rate of 6.6% per annum, mature in September 2015, and are secured by the Airport International Auto Mall and related land use rights.

In February 2015, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $ 14,732,121 (RMB90,000,000). The outstanding balances totaled $14,732,121 and $0 as of March 31, 2015 and December 31, 2014, respectively. These short term loans bear interest at a rate of 6.16% per annum, mature in February 2016, and are secured by the Airport International Auto Mall and related land use rights.

China Zheshang Bank

In July and August 2014, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,258,125 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,258,125 as of December 31, 2014. These loans matured in January and February 2015 and were repaid during the three months ended March 31, 2015.

In January 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,273,804 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,273,804 as of March 31, 2015. These loans mature in July 2015.

Tianjin Binhai Rural Commercial Bank

In December 2014, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $25,863,057 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 8.12% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe (v) the wife of Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe, (vi) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (vii) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (viii) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (ix) Cheng Jun, shareholder of the Company’s supplier. The total outstanding balance of these agreements was $25,863,057 and $25,739,187 as of March 31, 2015 and December 31, 2014, respectively. This facility matures in September 2015.

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

China Zheshang Bank

As of December 31, 2014, the Company had two outstanding notes payable to suppliers in an aggregate amount of $3,258,125 (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The notes matured in February 2015 and were not renewed. The Company was required to maintain approximately 100% of the note amounts, or $3,258,125 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

As of March 31, 2015, the Company had two outstanding notes payable to suppliers in an aggregate amount of $3,273,805, respectively (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The notes mature in August 2015. The Company was required to maintain approximately 100% of the note amounts, or $3,273,805 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2015.

Bank of Jinzhou

As of December 31, 2014, the Company had five outstanding notes payable to suppliers in an aggregate amount of $7,330,781 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The notes matured in January and February 2015 and were not renewed. The Company was required to maintain approximately 50% of the note amounts, or $3,668,920 (RMB22,521,665) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company had four outstanding notes payable to suppliers, maturing in June 2015, in an aggregate amount of $5,729,158 and $5,701,719, respectively (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,864,828 and $2,851,107 (RMB17,501,523) as guaranteed funds, which was classified as restricted cash as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company had seventy-one outstanding notes payable to suppliers, maturing in July and August 2015, in an aggregate amount of $7,366,060, respectively (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,683,030 (RMB22,500,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2015.

Tianjin Binhai Rural Commercial Bank

As of March 31, 2015, the Company had two outstanding notes payable to suppliers, maturing in September 2015, in an aggregate amount of $3,273,805 (RMB20,000,000), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $1,964,283 (RMB12,000,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2015.

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

A summary of this debt follows:

Outstanding debt balance	$35,994,155
Less current portion	(17,311,791)
Outstanding debt balance less current portion	$18,682,364

(12)	Major Customers and Suppliers

Two customers accounted for approximately 32% of the Company’s net revenue for the three months ended March 31, 2015. One customer accounted for 23% of the Company’s net revenue for the three months ended March 31, 2014.

Two suppliers accounted for approximately 32% of the Company’s purchases during the three months ended March 31, 2015. One supplier accounted for 15% of the Company’s purchases during the three months ended March 31, 2014.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2015 and December 31, 2014, the Company’s statutory reserve fund was approximately $3,371,000 and $3,437,000, respectively.

(14)	Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. Ms. Cheng Weihong is a Director and Senior Vice President of the Company. Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping. As of March 31, 2015 and December 31, 2014, the outstanding balances due to Ms. Cheng Weihong were $481,383 and $457,628, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amount of $2,213,280 was outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2014. On January 25, 2015, Sino Peace Limited assigned the outstanding loan balance to St. John’s International Limited, an unrelated party. As of March 31, 2015, the outstanding amount of $2,223,931 was classified as other payable.

In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023. Rent per the agreement for the three months ended March 31, 2015 and 2014 was approximately $244,000 and $326,000. The Company recognized rental income of $327,033 for the three months ended March 31, 2014 related to this lease. Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture (as defined below) since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall.

Net balance due from Car King Tianjin was $1,762,847 and $1,803,706 as of March 31, 2015 and December 31, 2014, respectively. The Company fully reserved the balances due from Car King Tianjin as a result of the uncertainties of collecting these advances.

The balances as discussed above as of March 31, 2015 and December 31, 2014 are interest-free, unsecured and have no fixed term of repayment. During the three months ended March 31, 2015 and 2014, there was no imputed interest charged in relation to these balances.

(15)	Segment Information

The Company has five principal operating segments: (1) Sales of Automobiles, (2) Financing Services, (3) Web-based Advertising Services, (4) Automobile Value Added Services, and (5) Airport Auto Mall Automotive Services. Effective March 1, 2014, the Company ceased providing auto mall management services due to the expiration on February 28, 2014 of the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China. The Company’s operating segments are determined based on the nature of the services offered. Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended March 31, 2015

			Web-based	Automobile	Airport Auto	Auto Mall
	Sales of	Financing	Advertising	Value Added	Mall Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$86,213,871	$1,113,763	$22,528	$-	$-	$-	$-	$87,350,162
Cost of revenue	86,005,028	863,292	-	-	-	-	-	86,868,320

Operating expenses
Selling and marketing	77,466	77,466	19,366	-	19,366	-	-	193,664
General and administrative	52,868	52,870	31,722	21,148	634,439	-	264,352	1,057,399
Total operating expenses	130,334	130,336	51,088	21,148	653,805	-	264,352	1,251,063
Income (loss) from operations	$78,509	$120,135	$(28,560)	$(21,148)	$(653,805)	$-	$(264,352)	$(769,221)
Depreciation and Amortization	$45,786	$5,591	$4,355	$799	$455,378	$-	$105,654	$617,563

Three Months Ended March 31, 2014

			Web-based	Automobile	Airport Auto	Auto Mall
	Sales of	Financing	Advertising	Value Added	Mall Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$104,729,835	$1,543,169	$74,702	$125,110	$337,263	$164,971	$-	$106,975,050
Cost of revenue	104,554,142	980,735	5,943	8,097	-	2,336	-	105,551,253

Operating expenses
Selling and marketing	23,017	73,683	9,008	15,329	44,184	21,306	-	186,527
General and administrative	76,805	245,869	30,058	51,152	147,435	71,096	622,417	1,244,832
Total operating expenses	99,822	319,552	39,066	66,481	191,619	92,402	622,417	1,431,359
Income (loss) from operations	$75,871	$242,882	$29,693	$50,532	$145,644	$70,233	$(622,417)	$(7,562)
Depreciation and Amortization	$48,043	$6,735	$5,299	$962	$447,473	$-	$164,093	$672,605

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Auto Mall Management Services	Corporate	Total
As of March 31, 2015	$126,858,736	$99,773,128	$385,733	$747,433	$48,287,720	$-	$11,366,134	$287,418,884

As of December 31, 2014	$113,248,213	$111,720,132	$399,463	$979,003	$51,287,018	$-	$877,927	$278,511,756

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2014.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China, with respect to the establishment of a joint venture that will own and operate a used car business. The establishment of this joint venture was contingent upon the successful completion by the Company of the Zhonghe Acquisition which owns and operates the Airport International Auto Mall, where the used car business will be operated. Following the Zhonghe Acquisition, on November 30, 2013, Tianjin Car King Used Car Trading Company Ltd (the “Joint Venture”) was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, the Company will contribute approximately $1,303,000 (RMB8,000,000) and Car King China will contribute approximately $1,955,000 (RMB12,000,000) to form Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe contributed approximately $652,000 (RMB4,000,000) in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed an agreement to purchase 100% of the equity of Zhonghe (the “Auto Mall Acquisition Agreement”). Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay approximately $91.4 million (RMB559,768,000) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price.

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

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com). The Company also sells imported automobiles and, as the only one-stop service provider in Tianjin, provides dealer financing to our customers. Through the Zhonghe Acquisition and the establishment of Car King Tianjin in November 2013, the Company entered into the used car sales market. We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long term growth. In addition, we intend to use the Tianjin Airport International Auto Mall which was acquired through the Zhonghe Acquisition, to expand into the retail automobile sales market, which may generate higher overall gross margins.

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

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of March 31, 2015 and December 31, 2014, reserve for obsolescence amounted to $814,182 and $810,282, respectively.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2015, the deferred tax liabilities amounted to $10,850,982.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $27.8 million as of March 31, 2015. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2015 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2015, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management and. The following should be read in conjunction with the accompanying condensed consolidated financial statements and their related notes included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31, 2015	% of net revenue	Three Months Ended March 31, 2014	% of net revenue	Change in %
Net revenue	$87,350,162	100.00%	$106,975,050	100.00%	(18.35)%
Cost of revenue	86,868,320	99.45%	105,551,253	98.67%	(17.70)%
Gross profit	481,842	0.55%	1,423,797	1.33%	(66.16)%
Operating expenses	1,251,063	1.43%	1,431,359	1.34%	(12.60)%
Loss from operations	(769,221)	(0.88)%	(7,562)	(0.01)%	(10,072.19)%
Other expenses	(2,127,720)	(2.44)%	(1,545,349)	(1.44)%	37.69%
Loss before income taxes and noncontrolling interests	(2,896,941)	(3.32)%	(1,552,911)	(1.45)%	86.55%
Net loss	(2,666,864)	(3.05)%	(1,347,038)	(1.26)%	97.98%
Net loss attributable to shareholders of China Auto Logistics Inc.	$(2,666,441)	(3.05)%	$(1,346,167)	(1.26)%	98.08%

For the three months ended March 31, 2015, our net revenue decreased 18.35% to $87,350,162, from $106,975,050 for the same period in 2014, and our cost of revenue decreased 17.7% to $86,868,320 from $105,551,253 for the same period in 2014.  As compared to the same period in 2014, our gross profit, loss from operations, net loss and net loss attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2015 decreased 66.16% to $481,842, decreased 10,072.19% to $769,221, decreased 97.98% to $2,666,864, and decreased 98.08% to $2,666,441, respectively, due to the decreases in revenue of our segments, especially the Sales of Automobiles and Financing Services segments, and the increase in interest expense on the payable related to the Zhonghe Acquisition.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31, 2015	% of net revenue	Three Months Ended March 31, 2014	% of net revenue	Change in %
Net revenue	$87,350,162	100.00%	$106,975,050	100.00%	(18.35)%
- Sales of Automobiles	86,213,871	98.69%	104,729,835	97.90%	(17.68)%
- Financing Services	1,113,763	1.28%	1,543,169	1.44%	(27.83)%
- Web-based Advertising Services	22,528	0.03%	74,702	0.07%	(69.84)%
- Automobile Value Added Services	-	0.00%	125,110	0.12%	(100.00)%
- Airport Auto Mall Automotive Services	-	0.00%	337,263	0.32%	(100.00)%
- Auto Mall Management Services	-	-%	164,971	0.15%	(100.00)%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 17.68% to $86,213,871 for the three months ended March 31, 2015 from $104,729,835 for the same period in 2014.  During the three months ended March 31, 2015 and 2014, the Company sold 796 automobiles and 981 automobiles, respectively, representing a decrease of approximately 19% in volume. The average unit selling price per automobile increased to $108,000 for the three months ended March 31, 2015 from $107,000 for the same period in 2014.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to maintain or expand our market share and maintain our market leader status.  During the three months ended March 31, 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 68% of our total net automobile sales.  During the three months ended March 31, 2014, sales for our top three selling brands, BMW, Land Rover and Mercedes Benz accounted for 65% of our net automobile sales.  Our gross margin for Sales of Automobiles increased to 0.24% for the three months ended March 31, 2015 from 0.17% for the three months ended March 31, 2014 and from 0.02% for the full year of 2014. Excluding the effects of the change of inventory reserve, our gross margin for Sales of Automobiles was 0.24% and 0.03% for the three months ended March 31, 2015 and 2014, respectively.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 36% and 33% of the Company’s sales during the three months ended March 31, 2015 and 2014, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

The Company provides Financing Services to its business customers using the Company’s bank facility lines of credit.  These business customers are typically not customers of other segments.  The Company earns a service fee from its customers for drawing its facility lines related to its customers’ purchases of automobiles and payment of import taxes.  Customers bear all the interest and fees charged by the banks and prepay those fees upon the execution of their service contracts with the Company. We continue to take advantage of the available credit lines granted by our banks to expand our Financing Services operations through increasing our service types and expanding our customer base.

Net revenue from Financing Services for the three months ended March 31, 2015 decreased 27.83% to $1,113,763 from $1,543,169 for the same period in 2014.  The Company had aggregate credit lines of approximately $167 million (RMB1.02 billion) and had approximately $62.6 million drawn on our lines as of March 31, 2015.  In addition to the facility lines of credit agreements with various banks, the Company had $69.2 million of short-term borrowings with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank as of March 31, 2015. We had approximately $94.1 million drawn on our $157 million lines of credit as of March 31, 2014.   The gross margin for our Financing Services segment decreased to 22.49% for the three months ended March 31, 2015 from 36.45% for the three months ended March 31, 2014.   We paid a maintenance fee on our line of credit with Agricultural Bank of China in the amount of $163,000 during the three months ended March 31, 2015 which was included in the cost of revenue. Excluding this fee, our gross margin for Financing Services would have been 37.21% for the three months ended March 31, 2015.

Our Financing Services revenue consists of two portions: the interest income and fee income.  Revenue from the fee income portion of our Financing Services decreased during the three months ended March 31, 2015 as a result of lower fee income generated during the period.  Excluding revenue from the interest income portion of $700,314 and $972,638 in the three months ended March 31, 2015 and 2014, respectively, revenue from the fee income portion decreased 27.53% to $413,449 for the three months ended March 31, 2015 from $570,531 for the same period in 2014. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had to limit our provision of this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited during the three months ended March 31, 2015. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 31, 2015 and December 31, 2014, we had approximately $167 million (RMB1.02 billion) and $182 million (RMB1.12 billion), respectively, lines of credit available to use in our Financing Services. As of March 31, 2015 and December 31, 2014, we had approximately $104 million and $119 million, respectively, lines of credit available to use in our Financing Services. As of May 8, 2015, the Company had aggregate credit lines of approximately $167 million (RMB1.02 billion). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Our revenue growth from Financing Services is heavily dependent on overall industry growth, the economic conditions of the market in the PRC and the interest rates charged by our banks on the lines of credit. As discussed above, we have established credit lines with most major commercial banks in the PRC and although an enormous decrease or the simultaneous expiration of credit lines or other bank facilities may temporarily reduce our capacity to provide Financing Services and affect our purchase power, we have not experienced formidable difficulties in the access of credit lines and any other bank facilities in the past. Therefore, we do not foresee any difficulty at this time in obtaining credit lines and loan facilities from our banks. However as banks in China continue to reduce their credit risk and improve the quality of their outstanding loans, we continue to experience more requirements for obtaining bank lines and loans such as requiring personal guarantees by our executives and directors, guarantees by our major customers, suppliers, and business partners.

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services.  We currently operate in one single city in Tianjin. In the three months ended March 31, 2015 and 2014, all of our revenue from our websites was generated by subscription fees and advertisements.  Revenues from our Web-based Advertising Services decreased 69.84% from $74,702 for the three months ended March 31, 2014 to $22,528 for the same period in 2015.   Since the fiscal year 2012, we have revised our business plan and moved away from Web-based Advertising Services to focus on automobile sales, Financing Services and, starting in the first quarter of 2014, the newly developed used car business through Car King Tianjin and any potential opportunities through operating the Airport International Auto Mall. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Automobile Value Added Services

Revenue from our Automobile Value Added Services includes services such as assistance with customs clearance, storage and nationwide delivery services. We did not generate any revenue from Automobile Value Added Services during the three months ended March 31, 2015. We recognized $125,110 during the three months ended March 31, 2014. We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

Zhonghe operates two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We are still finalizing our operating plans to determine the best and most profitable uses for this facility. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. From the start of operations in March 2014, Car King Tianjin has gradually increased our volume in used car sales in the Tianjin region. As of March 31, 2015 and December 31, 2014, we had approximately $1.8 million due from Car King Tianjin. Due to the cumulative loss incurred by Car King Tianjin, we fully reserved the $1.8 million due from Car King Tianjin as a result of the uncertainties of collecting these advances. We have not yet received any return on our investment in this joint venture since the inception of its operations. As a result, starting in the third quarter of 2014, we did not record any rental income related to the Airport International Auto Mall lease. During the three months ended March 31, 2015, the agreed rent from Car King Tianjin was approximately $244,000, which was not recognized. During the three months ended March 31, 2014, we generated rental income of $337,263 including $327,033 for rental income generated from leasing the Airport International Auto Mall to Car King Tianjin which began to operate in March 2014. We expect to record rental income revenue when Tianjin’s liquidity improves and it can demonstrate an ability to remit its rental payments under the lease.

Since we own less than 50% of Car King Tianjin and have no significant control over Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the three months ended March 31, 2015, Car King Tianjin generated revenue in the amount of $1,795,160 and incurred a loss of $734,477. This revenue represented revenue from sales of used automobiles at the Airport International Auto Mall and agency commissions earned from selling automobiles owned by other Car King locations. The number of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, reached about 240 automobiles, including 45 automobile sales out of our own inventories and 195 automobiles for which we acted as sales agent, during the three months ended March 31, 2015. Because the used car market in China is still in a preliminary development stage, we expect the overall used car market to continue to grow, and we hope that our investment will generate reasonable returns in the coming years. As of March 31, 2015 and December 31, 2014, the investment in Car King Tianjin amounted to $0 as the 40% share of the cumulative loss in Car King Tianjin exceeded our capital investment.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center for a one-year period for aggregate consideration of $1,000,000. This agreement had been renewed annually. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. As a result, the Company has ceased to provide Auto Mall Management Services, and we plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments. As a result, we did not recognize any Auto Mall Management Services revenue for the three months ended March 31, 2015. We recognized $164,971 for the three months ended March 31, 2014.

Cost of Revenue

	Three Months Ended March 31, 2015	% of net revenue	Three Months Ended March 31, 2014	% of net revenue	Change in %
Net revenue	$87,350,162	100.00%	$106,975,050	100.00%	(18.35)%

Cost of revenue	$86,868,320	99.45%	$105,551,253	98.67%	(17.70)%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue decreased 17.70%, from $105,551,253 for the three months ended March 31, 2014 to $86,868,320 for the three months ended March 31, 2015. Our cost of revenue percentage increased, not in proportion to the decrease in our revenue, primarily due to the lower fee income in Financing Services and a maintenance fee on our line of credit with Agricultural Bank of China in the amount of $163,000 which was included in the cost of revenue during the three months ended March 31, 2015. Sales of automobiles accounted for 98.69% of our total revenue for the three months ended March 31, 2015 as compared to 97.90% for the three months ended March 31, 2014.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized and shifted slightly higher compared to the same period of 2014 and the full year of 2014, we expect that our overall gross margin will stabilize through the remainder of 2015.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended March 31, 2015	% of total	Three Months Ended March 31, 2014	% of total	Change in %
Operating Expenses
- Selling and Marketing	$193,664	15.48%	$186,527	13.03%	3.83%
- General and Administrative	1,057,399	84.52%	1,244,832	86.97%	(15.06)%
Total	$1,251,063	100.00%	$1,431,359	100.00%	(12.60)%

During the three months ended March 31, 2015, our total operating expenses decreased 12.6% to $1,251,063 from $1,431,359 for the same period in 2014.  This decrease was primarily a result of a 15.06% decrease in general and administrative expenses to $1,057,399 for the three months ended March 31, 2015 from $1,244,832 for the same period in 2014.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in
	2015	2014	%
Primary selling and marketing expenses
- Payroll	$49,222	$41,224	19.40%
- Staff-related costs	37,075	29,117	27.33%
- Advertising and promotion	3,911	5,484	(28.68)%
- Entertainment	14,676	14,680	(0.03)%
- Rent	16,646	24,933	(33.24)%

Payroll expenses increased 19.4% during the three months ended March 31, 2015 primarily due to the increase in the number of employees resulting from the Zhonghe Acquisition. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees. We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 0.03% for the three months ended March 31, 2015.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the reduced exhibition spaces rented in the International Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March 31,		Change in
	2015	2014	%
Primary general and administrative expenses
- Payroll	$73,518	$85,311	(13.82)%
- Staff- related costs	19,439	23,741	(18.12)%
- Entertainment	52,262	41,154	26.99%
- Depreciation	583,829	644,889	(9.47)%
- Legal and professional fees	266,381	258,555	3.03%

Payroll expenses decreased 13.82% during the three months ended March 31, 2015 primarily due to the decrease in the number of administration employees to reduce our cost.  Staff-related costs decreased 18.12% during the three months ended March 31, 2015, which was in proportion to the decrease in our payroll expenses.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses decreased 9.47% due to reduced depreciation expense on the Airport International Auto Mall as a result of reduced cost basis at December 31, 2014.  Legal and professional fees increased 3.03% for the three months ended March 31, 2015 primarily due to a general increase in professional fees.

Loss from Operations

Loss from operations increased 10,072.19% for the three months ended March 31, 2015 to $769,221 from $7,562 in the same period in 2014.  Our gross profit decreased 66.16% to $481,842 for the three months ended March 31, 2015 from $1,423,797 for the same period in 2014.   The decrease in income was due to the decreases in revenue of our segments, especially the Sales of Automobiles and Financing Services segments. In addition, our Airport Auto Mall Automotive Services segment is still in early stage development, and we therefore suffered losses from operating this segment primarily due to the depreciation expense. However, we believe we will continue to maintain our leading position in the imported luxury automobiles industry despite the current slow economy and competitive automobile industry.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $1,918,797 during the three months ended March 31, 2015 compared to $1,322,583 during the same period of 2014. The increase of $596,214 or 45.08% was primarily due to the interest incurred on the payables related to the Zhonghe Acquisition and the interest on the increased balances of our short-term borrowings.

Gain on disposal of property and equipment of $11,694 during the three months ended March 31, 2014 was related to receipt of the proceeds of an insurance claim over the net book value of an automobile used by the Company. We did not dispose any property and equipment during the three months ended March 31, 2015.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $293,791 and $295,264 during the three months ended March 31, 2015 and 2014, respectively, represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest.

Inflation

We believe that inflation has had a negligible effect on operations for the three month period ended March 31, 2015.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,785,883)	$(12,773,790)
Net cash used in investing activities	-	(1,290,828)
Net cash provided by financing activities	5,280	9,477,028
Effect on exchange rate change on cash	25,096	(89,395)
Cash and cash equivalents at beginning of period	7,793,952	15,041,505
Cash and cash equivalents at end of period	5,038,445	10,364,520

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders for the three months ended March 31, 2015 was $2,666,441as compared to $1,346,167 for the three months ended March 31, 2014.

As of March 31, 2015, the Company has a working capital deficit of $9,194,698, including $69,240,968 in current liabilities for short-term borrowings which are due during the period between August 2015 and February 2016, and $17,311,791 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in November in 2015, and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the three months ended March 31, 2015 was $2,785,883. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

During the three months ended March 31, 2015, we had net cash used in operating activities of $2,541,417 as compared to $12,773,790 during the same period of 2014.   Net cash used in operating activities during the three months ended March 31, 2015 primarily consisted of a net loss of $2,666,864, an increase in restricted cash due to larger balance of restricted cash required for letters of credit issuance of $5,438,791, an increase in advances to suppliers of $19,224,370 due to the building up of our inventory orders in order to increase our inventory selections for our customers, and a decrease in accrued interest of $2,672,382 due to interest payment made in January 2015 related to the Zhonghe acquisition. The net amount of cash used in operating activities was partially offset by a decrease in receivable related to Financing Services of $12,938,491 due to more collections received during the three months ended March 31, 2015, an increase in notes payable to suppliers of $3,259,559 due to our efforts in reserving our cash flows by deferring payments to our suppliers, and an increase in customer deposits of $9,011,191 due to increased advanced payments from our customers for future sales.

During the three months ended March 31, 2014, we had net cash used in operating activities of $12,773,790 as compared to net cash   provided by operating activities of $6,143,095 during the same period of 2013.   Net cash used in operating activities during the three months ended March 31, 2014 primarily consisted of a net loss of $1,347,038, an increase in receivable related to Financing Services of $36,569,995 due to a larger outstanding receivables balance at March 31, 2014, an increase in inventories of $2,566,324 due to a gradual increase in inventories, an increase in advances to suppliers of $4,466,903 due to the building up of our inventory orders in order to increase our inventory selection for our customers, and a decrease in notes payable to suppliers of $9,810,975 due to repayments made in the quarter to settle certain payables when they became due.  The net amount for cash used in operating activities was partially offset by a decrease in restricted cash of $10,270,967 due to fewer banks requiring restricted cash to grant lines of credit and issue letters of credit, and an increase in payables related to Financing Services of $28,655,094 due to larger outstanding balances on the draws on the lines of credit related to Financing Services.

Investing Activities

We received cash proceeds of $0 and $17,954 related to the disposal of an automobile used by the Company during the three months ended March 31, 2015 and 2014, respectively.

We had net purchases of property and equipment in the amount of $0 and $652, respectively, during the three months ended March 31, 2015 and 2014, respectively.

We loaned $0 and $1,308,130 to Car King Tianjin for its working capital needs during the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities was $5,280 as compared to $9,477,028 during the same period in 2014.  The net cash provided by financing activities during the three months ended March 31, 2015 and 2014 included mainly net borrowing proceeds on short-term loans from banks in the amount of $0 and $28,620,743, respectively.  Bank overdraft decreased $28,050 and $3,122 during the three months ended March 31, 2015 and 2014, respectively. In addition, cash payments related to the increase in restricted cash required by these short-term borrowings were $0 and $19,035,807 during the three months ended March 31, 2015 and 2014, respectively. Furthermore, during the three months ended March 31, 2015 and 2014, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $186,000 and $205,942, respectively, and repaid $152,670 and $310,728, respectively.

Our total cash and cash equivalents decreased to $5,038,445 as of March 31, 2015, as compared to $10,364,520 as of March 31, 2014.

Working Capital

As of March 31, 2015, the Company had working capital deficit of $9,194,698 compared to $7,298,690 as of December 31, 2014.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our Financing Services operation, lines of credit related to Financing Services and short-term borrowings. As of December 31, 2014, the decrease of working capital was primarily attributable to the second payments made related to the Zhonghe Acquisition in the amount of $16.3 million.

The Company has aggregate outstanding balance of lines of credit related to Financing Services of $62,626,517 and $63,106,959 as of March 31, 2015 and December 31, 2014, respectively, and outstanding balances of short-term borrowings of $69,240,968 and $68,909,343 as of March 31, 2015 and December 31, 2014, respectively. In addition, we had a bank overdraft with a balance of $2,406,503 and $2,423,015 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, we have the following payable related to the Zhonghe Acquisition:

Outstanding debt balance	$35,994,155
Less current portion	(17,311,791)
Outstanding debt balance less current portion	$18,682,364

Under the terms of the Auto Mall Acquisition Agreement, we made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.6 million each, including principal and interest in November of 2015 and 2016. We plan to finance these installment payments through our operating cash flows and bank loans. We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing. We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments. However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of March 31, 2015 and December 31, 2014, the Company had aggregate credit lines of $167 million (RMB1.02 billion) and $183 million (RMB1.12 billion), respectively, and had outstanding balances under these credit lines amounted to $63 million and $63 million, respectively. As of March 31, 2015 and December 31, 2014, we had approximately $104 million and $119 million, respectively, of lines of credit available to use in our Financing Services. As of May 8, 2015, the Company had aggregate credit lines of $167 million (RMB1.02 billion) with its banks.

As of March 31, 2015 and December 31, 2014, we had an aggregate outstanding loan balance of $69,240,968 and $68,909,343, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 5.6% to 8.1% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,406,503 and $2,423,015 with Pudong Development Bank as of March 31, 2015 and December 31, 2014, respectively.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay approximately $91.4 million (RMB559,768,000) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.6 million each, including principal and interest in November of 2015 and 2016. As of March 31, 2015, we had an outstanding debt balance of $35,994,155.

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

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)   There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended March 31, 2015.

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

Date:  May 14, 2015

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

