Form 10-Q
period 2015-06-30
China Auto Logistics Inc
filed 2015-08-19
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2015
Common Stock, $0.001 par value per share	4,034,394 shares

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$5,444,674	$7,793,952
Restricted cash	26,749,183	12,171,490
Receivables related to financing services	113,575,527	101,764,549
Inventories	17,357,011	16,042,462
Advances to suppliers	125,447,075	68,670,928
Prepaid expenses	11,030	24,420
Value added tax refundable	647,683	470,663
Total current assets	289,232,183	206,938,464

Property and equipment, net	66,481,355	67,126,002
Ownership interest in Car King Tianjin	-	-
Goodwill	4,046,176	4,013,416
Intangible assets, net	381,575	433,874
Total Assets	$360,141,289	$278,511,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,447,536	$2,423,015
Lines of credit related to financing services	94,398,556	63,106,959
Short term borrowings	68,650,637	68,909,343
Accounts payable	1,200,750	99,710
Notes payable to suppliers	37,674,402	16,290,625
Accrued expenses	281,286	3,540,275
Customer deposits	72,369,001	38,372,704
Deferred revenue	1,169,527	634,979
Rental deposits	82,118	81,453
Payable related to the Zhonghe Acquisition – current portion, net	17,705,632	16,900,426
Due to former shareholder	-	2,213,280
Due to director	585,452	457,628
Other payable	2,231,346	-
Income tax payable	682,445	677,092
Deferred tax liability	400,537	529,665
Total current liabilities	299,879,225	214,237,154

Payable related to the Zhonghe Acquisition, excluding current portion, net	19,101,504	18,244,177
Deferred tax liability	10,252,710	10,499,323
Total liabilities	329,233,439	242,980,654
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of June 30, 2015 and December 31, 2014	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	7,620,292	7,330,995
(Accumulated deficit) retained earnings	(244,432)	4,667,372
Total China Auto Logistics Inc. shareholders’ equity	30,359,628	34,982,135
Noncontrolling interests	548,222	548,967
Total equity	30,907,850	35,531,102

Total liabilities and shareholders’ equity	$360,141,289	$278,511,756

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$93,688,413	$113,686,767	$181,038,575	$220,661,817
Cost of revenue	92,856,032	112,665,784	179,724,352	218,217,037
Gross profit	832,381	1,020,983	1,314,223	2,444,780

Operating expenses:
Selling and marketing	208,034	199,272	401,698	385,799
General and administrative	922,488	1,122,147	1,979,887	2,366,979
Total operating expenses	1,130,522	1,321,419	2,381,585	2,752,778

Loss from operations	(298,141)	(300,436)	(1,067,362)	(307,998)

Other income (expenses)
Interest income	30,563	198,010	115,431	258,909
Interest expense	(1,894,223)	(1,719,897)	(3,813,020)	(3,042,480)
(Loss) gain on disposal of property and equipment	(8,254)	246	(8,254)	11,940
Equity loss – share of investee company loss	(202,213)	(193,121)	(496,004)	(488,385)
Foreign exchange gain (loss)	162	(72,318)	162	(72,414)
Total other expenses	(2,073,965)	(1,787,080)	(4,201,685)	(3,332,430)

Loss before income tax benefit	(2,372,106)	(2,087,516)	(5,269,047)	(3,640,428)

Income tax benefit	(126,189)	(234,537)	(356,266)	(440,410)

Net loss	(2,245,917)	(1,852,979)	(4,912,781)	(3,200,018)

Less: Net loss attributable to noncontrolling interests	(554)	(6,725)	(977)	(7,596)

Net loss attributable to shareholders of China Auto Logistics Inc.	$(2,245,363)	$(1,846,254)	$(4,911,804)	$(3,192,422)

Net loss per share attributable to shareholders of China Auto Logistics Inc.
– basic and diluted	$(0.56)	$(0.46)	$(1.22)	$(0.79)
Weighted average number of common shares Outstanding
– basic and diluted	4,034,494	4,034,494	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(2,245,917)	$(1,852,979)	$(4,912,781)	$(3,200,018)

Other comprehensive income (loss)
Foreign currency translation adjustments	118,130	65,932	289,529	(463,118)

Comprehensive loss	(2,127,787)	(1,787,047)	(4,623,252)	(3,663,136)
Less: Comprehensive loss attributable to noncontrolling interests	(437)	(6,257)	(745)	(7,933)

Comprehensive loss attributable to shareholders of China Auto Logistics Inc.	$(2,127,350)	$(1,780,790)	$(4,622,507)	$(3,655,203)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(4,912,781)	$(3,200,018)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,225,974	1,339,279
Loss (gain) on disposal of property and equipment	8,254	(11,940)
Equity loss – share of investee company loss	496,004	488,385
Change in Inventory reserve	26,272	166,241
Change in reserve for advances to suppliers	104,719	-
Recovery of reserve for due from Car King Tianjin	(496,004)	-
Change in deferred tax assets	-	35,551
Change in deferred tax liabilities	(189,881)	(189,768)

Changes in operating assets and liabilities:
Restricted cash	(14,434,440)	15,794,841
Accounts receivable	1,291	(651,524)
Receivable related to auto mall management fees	-	255,494
Receivables related to financing services	(11,075,069)	(33,700,611)
Inventories	(1,215,690)	335,161
Advances to suppliers	(56,164,079)	(20,471,286)
Prepaid expenses, other current assets and other assets	13,613	(14,761)
Value added tax receivable	(174,339)	92,836
Accounts payable	1,091,016	1,117,510
Line of credit related to financing services	30,775,774	22,692,784
Notes payable to suppliers	21,221,809	(12,244,657)
Accrued expenses	(48,145)	398,833
Accrued interest	(2,118,118)	1,578,200
Customer deposits	33,608,269	(98,091)
Deferred revenue	527,282	(40,168)
Rental deposits	-	81,123
Income tax payable	(174)	123,169
Net cash used in operating activities	(1,728,443)	(26,123,417)

Cash flows from investing activities
Proceeds from disposal of property and equipment	9,275	17,954
Purchase of property and equipment	-	(6,802)
Advances to Car King Tianjin	-	(1,389,253)
Net cash provided by (used in) investing activities	9,275	(1,378,101)

Cash flows from financing activities
Bank overdraft	4,953	(3,615)
Proceeds from short-term borrowings	25,316,614	59,796,676
Repayments of short-term borrowings	(26,137,618)	(12,405,885)
Decrease in restricted cash related to short-term borrowings	-	(32,905,773)
Proceeds from director	389,120	405,942
Repayments to director	(244,990)	(513,820)
Net cash (used in) provided by financing activities	(671,921)	14,373,525

Effect of exchange rate change on cash	41,811	(90,000)

Net decrease in cash and cash equivalents	(2,349,278)	(13,217,993)

Cash and cash equivalents at the beginning of period	7,793,952	15,041,505
Cash and cash equivalents at the end of period	$5,444,674	$1,823,512

Supplemental disclosure of cash flow information
Interest paid	$7,588,543	$3,298,777
Income taxes paid	$70,844	$-

Non-cash activities:
Reclassification of the balance in due to former shareholder to other payable after an assignment of the balance to an unrelated party	$2,231,346	$-
Increase in advances to Car King Tianjin for unpaid rent	$246,354	$-

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

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services, (iv) airport auto mall automotive services, and (v) airport auto mall automotive services including selling used cars through Car King Tianjin and leasing the Airport International Auto Mall facility in Tianjin, China (the “Airport International Auto Mall”) to Car King Tianjin and other tenants. The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014, and was not renewed. Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2015 and the results of its operations, and cash flows for the three-month and six-month periods ended June 30, 2015 and 2014 and cash flows for the six month periods ended June 30, 2015 and 2014.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.  The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders was $2,245,363 and $1,846,254 for the three months ended June 30, 2015 and 2014, respectively, and $4,911,804 and $3,192,422 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company has an accumulated deficit of $244,432 and a working capital deficit of $10,647,042, including $68,650,637 in current liabilities for short-term borrowings which are due during the period between July 2015 and June 2016, and $17,705,632 in current liabilities payable to Hezhong related to the Company’s acquisition of Zhonghe (the “Zhonghe Acquisition”), which is due in November 2015, and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the six months ended June 30, 2015 was $1,728,443. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2015 and December 31, 2014 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising service fees, including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services and (5) airport auto mall automotive services. As indicated above, as of March 1, 2014, the Company no longer performs auto mall management services, and therefore, it will no longer recognize revenue related to such services.

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

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall, and (ii) equity in the income (loss) derived from the Company’s 40% equity interest in Car King Tianjin. Rental income from the Airport International Auto Mall is recognized over the lease term on a straight-line basis. The Company’s lease agreement, entered into with Car King Tianjin in January 2014 (the “Rental Agreement”), contains a contingent rental arrangement for fiscal years 2016, 2017 and 2018, under which rental income is determined based on a percentage of Car King Tianjin’s gross profit. Notwithstanding this arrangement, the Rental Agreement contains both a minimum and a maximum annual rental amount. Contingent rental income is recognized when the specified targets are met. The equity income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss).

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of June 30, 2015 and December 31, 2014.

Inventories

Inventory is stated at the lower of either cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of our inventory, assessing slow-moving and ongoing products. The Company’s products are comprised of the purchase cost of automobiles, which declines in value over time. The Company continuously evaluates our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2015 and December 31, 2014, the reserve for obsolescence amounted to $843,174 and $810,282, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2015 and 2014, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

(2)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	June 30,	December 31,
	2015	2014

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,675,630	$2,393,338
Collateral for notes payable to suppliers	22,073,553	9,778,152
	$26,749,183	$12,171,490

(3)	Property and Equipment

A summary of property and equipment is as follows:

	June 30,	December 31,
	2015	2014

Buildings and land use rights, net of impairment loss of $3,030,646 as of June 30, 2015 and $3,006,109 as of December 31, 2014	$70,054,362	$69,487,171
Computers	160,864	227,377
Office equipment, furniture and fixtures	71,860	109,818
Leasehold improvement	34,490	34,210
Automobiles	1,075,885	1,089,248
	71,397,461	70,947,824
Less: Accumulated depreciation and amortization	(4,916,106)	(3,821,822)
	$66,481,355	$67,126,002

Depreciation and amortization expenses for property and equipment amounted to $580,497 and $639,092 for the three months ended June 30, 2015 and 2014, respectively, and $1,170,354 and $1,283,899, for the six months ended June 30, 2015 and 2014, respectively.

(4)	Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of December 31, 2013	4,031,873	16,127,492	20,159,365
Impairment loss	-	(16,041,383)	(16,041,383)
Translation adjustment	(18,457)	(86,109)	(104,566)
Balance as of December 31, 2014	4,013,416	-	4,013,416
Translation adjustment	32,760	-	32,760
Balance as of June 30, 2015	$4,046,176	$-	$4,046,176

(5)	Intangible Assets, Net

The Company acquired customer relations in connection with the Zhonghe Acquisition on November 30, 2013. As of June 30, 2015 and December 31, 2014, the customer relations is summarized as follows:

	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization – Customer Relations
As of June 30, 2015	5 years	$555,002	$3,400	$-	$(176,827)	$381,575

As of December 31, 2014	5 years	$555,002	$(1,120)	$-	$(120,008)	$433,874

Amortization expense for intangible assets was $27,914 and $27,582 for the three months ended June 30, 2015 and 2014, respectively and $55,620 and $55,380 for the six months ended June 30, 2015 and 2014, respectively.

(6)	Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. Car King Tianjin’s operations commenced on March 6, 2014. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed statements of operations information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$2,744,941	$846,287	$4,540,101	$1,451,053

Gross profit	$579,608	$456,263	$1,156,295	$613,047

Net loss	$(505,533)	$(482,803)	$(1,240,010)	$(1,220,963)

The Company’s equity in net loss of Car King Tianjin	$(202,213)	$(193,121)	$(496,004)	$(488,385)

Condensed balance sheet information:

	As of June 30, 2015	As of December 31, 2014

Current assets	$3,052,788	$1,462,036

Non current assets	971,069	1,039,338

Total assets	$4,023,857	$2,501,374

Current liabilities	$5,486,414	$2,716,389

Deficit	(1,462,557)	(215,015)

Current liabilities and deficit	$4,023,857	$2,501,374

The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of June 30, 2015 and December 31, 2014, the Company’s equity investment balance in Car King Tianjin was $0. The amount due from Car King Tianjin was reduced by $585,023 and $86,007 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin as of June 30, 2015 and December 31, 2014, respectively. Net balance of due from Car King Tianjin was $1,566,468 and $1,803,706 as of June 30, 2015 and December 31, 2014, respectively. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,566,468 and $1,803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances as of June 30, 2015 and December 31, 2014, respectively.

(7)	Bank Overdraft

In January 2014, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,463,539 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2014. The outstanding balance of the facility was $2,423,015 as of December 31, 2014.

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,463,539 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2015. The outstanding balance of the facility was $2,447,536 as of June 30, 2015.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $925,841 and $1,083,864 for the three months ended June 30, 2015 and 2014, respectively and $1,626,155 and $2,056,502 for the six months ended June 30, 2015 and 2014, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,496,518 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. The borrowings under this facility were repayable within 3 months from the dates of drawing. As of June 30, 2015 and December 31, 2014, the Company had an outstanding balance of $0 and $3,661,523, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in February 2015.

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,496,518 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During three months ended June 30, 2015, interest was charged at rates ranging between 3.49% and 4.50% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of June 30, 2015 and December 31, 2014, the Company had an outstanding balance of $6,753,957 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in March 2016.

Agricultural Bank of China

In September 2014 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $85,402,707 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended June 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 4.20% to 6.29% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $50,817,513 and $49,414,953, respectively, under this facility line of credit. This facility matures in September 2015.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $19,708,317 (RMB120,000,000). During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 5.03% to 5.43% per annum. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $3,546,934, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2014.

In January 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $19,708,317 (RMB120,000,000). During the three months ended June 30, borrowings under this facility line of credit bear interest at rates ranging from 4.78% to 5.09% per annum. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $6,977,337 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2015.

China Zheshang Bank

In August 2014, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $29,562,475 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 5.0% to 5.5% per annum, and are repayable within 3 months from the dates of drawing. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $12,824,338 and $831,215, respectively, under this facility line of credit. This facility matures in August 2015.

Industrial and Commercial Bank of China

In February 2014, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $16,423,597 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. The borrowings under this facility line of credit were repayable on the due dates, which were determined prior to each draw. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $4,761,227, respectively, under this facility line of credit. This facility matured in February 2015.

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $16,423,597 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. As of June 30, 2015, the Company had outstanding balances of $0 under this facility line of credit. This facility matures in June 2016.

China Minsheng Bank

In April 2014, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $13,138,878 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended June 30, 2015, borrowings under this facility line of credit bear interest at a rate of 1.73% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $891,107, respectively, under this facility line of credit. This facility matured in April 2015.

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $13,138,878 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended June 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 1.28% to 1.89% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $10,309,223 and $0, respectively, under this facility line of credit. This facility matures in April 2016.

Shengjing Bank

In December 2014, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $8,211,799 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of June 30, 2015 and December 31, 2014, the Company had outstanding balances of $6,716,188 and $0 under this facility line of credit. During the three months ended June 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 5.1% to 5.2% per annum. This facility matures in November 2015.

(9)	Short Term Borrowings

Agricultural Bank of China

In March 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $9,774,376 (RMB60,000,000). The outstanding balance totaled $0 and $9,774,376 as of June 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $4,887,187 (RMB30,000,000). The outstanding balance totaled $0 and $4,887,187 as of June 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In July 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $8,145,312 (RMB50,000,000). The outstanding balance totaled $0 and $8,145,312 as of June 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, originally matured in July 2015 but was repaid early in June 2015, and is secured by the Airport International Auto Mall and related land use rights.

In August 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company could borrow up to $6,569,439 (RMB40,000,000). The outstanding balance totaled $6,569,439 and $6,516,250 as of June 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matures in August 2015, and is secured by the Airport International Auto Mall and related land use rights.

In September 2014, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $10,675,338 (RMB65,000,000). The outstanding balances totaled $10,675,338 and $10,588,906 as of June 30, 2015 and December 31, 2014, respectively. These short term loans bear interest at a rate of 6.6% per annum, mature in September 2015, and are secured by the Airport International Auto Mall and related land use rights.

In February 2015, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $14,781,238 (RMB90,000,000). The outstanding balances totaled $14,781,238 and $0 as of June 30, 2015 and December 31, 2014, respectively. These short term loans bear interest at a rate of 6.16% per annum, mature in February 2016, and are secured by the Airport International Auto Mall and related land use rights.

In June 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $7,390,619 (RMB45,000,000). The outstanding balance totaled $7,390,619 and $0 as of June 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 5.61% per annum, matures in June 2016, and is secured by the Airport International Auto Mall and related land use rights.

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

In January 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,284,719 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,284,719 as of June 30, 2015. These loans matured in July 2015 and were repaid.

Tianjin Binhai Rural Commercial Bank

In December 2014, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $25,949,284 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 8.12% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe (v) the wife of Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe, (vi) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (vii) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (viii) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (ix) Cheng Jun, shareholder of the Company’s supplier. The total outstanding balance of these agreements was $25,949,284 and $25,739,187 as of June 30, 2015 and December 31, 2014, respectively. This facility matures in September 2015.

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

As of June 30, 2015, the Company had two outstanding notes payable to suppliers in an aggregate amount of $3,284,719 (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The notes mature in August 2015. The Company was required to maintain approximately 100% of the note amounts, or $3,284,719 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2015.

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

As of June 30, 2015 and December 31, 2014, the Company had four outstanding notes payable to suppliers, matured in June 2015, in an aggregate amount of $0 and $5,701,719, respectively (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $0 and $2,851,107 (RMB17,501,523) as guaranteed funds, which was classified as restricted cash as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company had seventy-one outstanding notes payable to suppliers, maturing in July and August 2015, in an aggregate amount of $7,390,619, respectively (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,696,481 (RMB22,507,140) as guaranteed funds, which was classified as restricted cash as of June 30, 2015.

As of June 30, 2015, the Company had four outstanding notes payable to suppliers, maturing in December 2015, in an aggregate amount of $5,748,259 respectively (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,874,526 (RMB17,502,415) as guaranteed funds, which was classified as restricted cash as of June 30, 2015.

Tianjin Binhai Rural Commercial Bank

As of June 30, 2015, the Company had two outstanding notes payable to suppliers, maturing in September 2015, in an aggregate amount of $3,284,719 (RMB20,000,000), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $1,970,832 (RMB12,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2015.

As of June 30, 2015, the Company had five outstanding notes payable to suppliers, maturing in November 2015, in an aggregate amount of $6,980,029 (RMB42,500,000),, the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $4,188,017 (RMB25,500,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2015.

As of June 30, 2015, the Company had three outstanding notes payable to suppliers, maturing in November 2015, in an aggregate amount of $10,986,057 (RMB66,891,900), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 55% of the note amounts, or $6,058,978 (RMB36,891,900) as guaranteed funds, which was classified as restricted cash as of June 30, 2015.

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

A summary of this debt follows:

Outstanding debt balance	$36,807,136
Less current portion	(17,705,632)
Outstanding debt balance less current portion	$19,101,504

(12)	Major Customers and Suppliers

Two customers accounted for an aggregate of 37% and 34% of the Company’s net revenue during the three months and six months ended June 30, 2015, respectively. One customer accounted for 12% and 18% of the Company’s net revenue during the three months and six months ended June 30, 2014, respectively.

One supplier accounted for 25% of the Company’s purchases during the three months ended June 30, 2015 while two suppliers accounted for an aggregate of 33% of the Company’s purchases during the six months ended June 30, 2015. One supplier accounted for 10% of the Company’s purchases during the six months ended June 30, 2014.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of June 30, 2015 and December 31, 2014, the Company’s statutory reserve fund was approximately $3,313,000 and $3,437,000, respectively.

(14)	Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a Director and Senior Vice President of the Company.  Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping.  As of June 30, 2015 and December 31, 2014, the outstanding balances due to Ms. Cheng Weihong were $585,452 and $457,628, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amount of $2,213,280 was outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2014. On January 25, 2015, Sino Peace Limited assigned the outstanding loan balance to St. John’s International Limited, an unrelated party. As of June 30, 2015, the outstanding amount of $2,231,346 was classified as other payable.

In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023. Rent per the agreement was approximately $246,000 and $490,000 for the three months and six months ended June 30, 2015. The Company recognized rental income of approximately $324,000 and $652,000 for the three months and six months ended June 30, 2014 related to this lease. Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture (as defined below) since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall.

Net balance due from Car King Tianjin was $1,566,468 and $1,803,706 as of June 30, 2015 and December 31, 2014, respectively. The Company fully reserved the balances due from Car King Tianjin as a result of the uncertainties of collecting these advances (see Note (16) Subsequent Event).

The balances as discussed above as of June 30, 2015 and December 31, 2014 are interest-free, unsecured and have no fixed term of repayment.  During the three months and six months ended June 30, 2015 and 2014, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended June 30, 2015

			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$92,096,247	$1,580,358	$11,808	$-	$-	$-	$-	$93,688,413
Cost of revenue	91,930,191	925,841	-	-	-	-	-	92,856,032

Operating expenses
Selling and marketing	83,214	83,214	20,803	-	20,803	-	-	208,034
General and administrative	46,122	46,124	27,675	18,450	553,493	-	230,624	922,488
Total operating expenses	129,336	129,338	48,478	18,450	574,296	-	230,624	1,130,522
Income (loss) from operations	$36,720	$525,179	$(36,670)	$(18,450)	$(574,296)	$-	$(230,624)	$(298,141)

Three Months Ended June 30, 2014

			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$111,497,887	$1,792,924	$87,690	$-	$308,266	$-	$-	$113,686,767
Cost of revenue	111,567,919	1,092,995	4,870	-	-	-	-	112,665,784

Operating expenses
Selling and marketing	13,668	109,273	16,165	-	60,166	-	-	199,272
General and administrative	38,485	307,670	45,513	-	169,405	-	561,074	1,122,147
Total operating expenses	52,153	416,943	61,678	-	229,571	-	561,074	1,321,419
Income (loss) from operations	$(122,185)	$282,986	$21,142	$-	$78,695	$-	$(561,074)	$(300,436)

Six Months Ended June 30, 2015

			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$178,310,118	$2,694,121	$34,336	$-	$-	$-	$-	$181,038,575
Cost of revenue	177,935,219	1,789,133	-	-	-	-	-	179,724,352

Operating expenses
Selling and marketing	160,680	160,680	40,169	-	40,169	-	-	401,698
General and administrative	98,990	98,994	59,397	39,598	1,187,932	-	494,976	1,979,887
Total operating expenses	259,670	259,674	99,566	39,598	1,228,101	-	494,976	2,381,585
Income (loss) from operations	$115,229	$645,314	$(65,230)	$(39,598)	$(1,228,101)	$-	$(494,976)	$(1,067,362)

Six Months Ended June 30, 2014

			Web-based	Automobile	Airport Auto Mall	Auto Mall
	Sales of	Financing	Advertising	Value Added	Automotive	Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$216,227,722	$3,336,093	$162,392	$125,110	$645,529	$164,971	$-	$220,661,817
Cost of revenue	216,122,061	2,073,730	10,813	8,097	-	2,336	-	218,217,037

Operating expenses
Selling and marketing	36,685	182,956	25,173	15,329	104,350	21,306	-	385,799
General and administrative	115,290	553,539	75,571	51,152	316,840	71,096	1,183,491	2,366,979
Total operating expenses	151,975	736,495	100,744	66,481	421,190	92,402	1,183,491	2,752,778
Income (loss) from operations	$(46,314)	$525,868	$50,835	$50,532	$224,339	$70,233	$(1,183,491)	$(307,998)

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Corporate	Total
As of June 30, 2015	$175,275,729	$124,377,065	$380,202	$708,195	$48,014,989	$11,385,109	$360,141,289
As of December 31, 2014	$113,248,213	$111,720,132	$399,463	$979,003	$51,287,018	$877,927	$278,511,756

(16) Subsequent Events

In July 2015, Car King Tianjin obtained loans from Car King China for working capital use. On July 24 and July 31, 2015, the Company received an aggregate of $1,888,713 (RMB11.5 million) as repayments for the outstanding balance of amounts due from Car King Tianjin.

The explosions, which occurred on August 13, 2015 in the Binhai New District of the Tianjin Port, did not cause any damage to the Company’s facilities, inventory or other assets.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), entered into a Cooperation Framework Agreement with Car King (China) Used Car Trading Co., Ltd. (“Car King China”) with respect to the establishment of a joint venture, Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin”) which will own and operate a used car business. The establishment of Car King Tianjin was contingent upon the successful completion by the Company of the Zhonghe Acquisition, which owns and operates the Airport International Auto Mall, a 26,000 square meter automobile mall facility on a 68,000 square meter land parcel located in the Tianjin Airport Economic Area where the used car business is to be operated. Upon the Zhonghe Acquisition on November 30, 2013, described below, Car King Tianjin was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China can make capital contributions totaling up to RMB8,000,000 and RMB12,000,000, respectively, to Car King Tianjin, which will have total registered capital of RMB20,000,000. Prior to being acquired by the Company, Zhonghe made an initial capital contribution of RMB4,000,000 to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss. In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023.

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

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2015 and December 31, 2014, the reserve for obsolescence amounted to $843,174 and $810,282, respectively.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2015 and December 31, 2014, the deferred tax liabilities amounted to $400,537 and $529,665, respectively.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $27.1 million as of June 30, 2015. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2015 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2015	%of net revenue	Three Months Ended June 30, 2014	% of net revenue	Change in %
Net revenue	$93,688,413	100.00%	$113,686,767	100.00%	(17.59)%
Cost of revenue	92,856,032	99.11%	112,665,784	99.10%	(17.58)%
Gross profit	832,381	0.89%	1,020,983	0.90%	(18.47)%
Operating expenses	1,130,522	1.21%	1,321,419	1.16%	(14.45)%
Loss from operations	(298,141)	(0.32)%	(300,436)	(0.26)%	(0.76)%
Other expenses	(2,073,965)	(2.21)%	(1,787,080)	(1.58)%	16.05%
Loss before income taxes and noncontrolling interests	(2,372,106)	(2.53)%	(2,087,516)	(1.84)%	13.63%
Net loss	(2,245,917)	(2.40)%	(1,852,979)	(1.63)%	21.21%
Net loss attributable to shareholders of China Auto Logistics Inc.	$(2,245,363)	(2.40)%	$(1,846,254)	(1.62)%	21.62%

For the three months ended June 30, 2015, our net revenue decreased 17.59% to $93,688,413, from $113,686,767 for the same period in 2014, and our cost of revenue decreased 17.58% to $92,856,032 from $112,665,784 for the same period in 2014. Our gross profit margin decreased 18.47% to 0.89% for the three months ended June 30, 2015 from 0.90% for the same period in 2014.  As compared to the same period in 2014, our gross profit, loss from operations, net loss and net loss attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2015 decreased 18.47% to $832,381, decreased 0.76% to (298,141), increased 21.21% to $(2,245,917), and increased 21.62% to $(2,245,363), respectively, primarily due to the decreases in revenue of our segments, especially the Sales of Automobiles and Financing Services segments, and the increase in interest expense on the payable related to the Zhonghe Acquisition.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2015	% of net revenue	Three Months Ended June 30, 2014	% of net revenue	Change in %
Net revenue	$93,688,413	100.00%	$113,686,767	100.00%	(17.59)%
- Sales of Automobiles	92,096,247	98.30%	111,497,887	98.07%	(17.40)%
- Financing Services	1,580,358	1.69%	1,792,924	1.58%	(11.86)%
- Web-based Advertising Services	11,808	0.01%	87,690	0.08%	(86.53)%
- Automobile Value Added Services	-	0.00%	-	0.00%	-%
- Airport Auto Mall Automotive Services	-	0.00%	308,266	0.27%	-%
- Auto Mall Management Services	-	0.00%	-	0.00%	-%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 17.40% to $92,096,247 for the three months ended June 30, 2015 from $111,497,887 for the same period in 2014.  During the three months ended June 30, 2015 and 2014, the Company sold 846 automobiles and 1,048 automobiles, respectively, representing a decrease of approximately 19% in volume. The average unit selling price per automobile increased to $109,000 for the three months ended June 30, 2015 from $106,000 for the same period in 2014.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to maintain or expand our market share and maintain our market leader status.  During the three months ended June 30, 2015, sales for our top three selling brands, Mercedes Benz, Land Rover and Toyota accounted for 79% of our total net automobile sales.  During the three months ended June 30, 2014, sales for our top three selling brands, Land Rover, BMW, and Mercedes Benz accounted for 71% of our net automobile sales.  Our gross margin for Sales of Automobiles increased to 0.18% for the three months ended June 30, 2015 from negative 0.06% for the three months ended June 30, 2014 and decreased from 0.24% for the three months ended March 31, 2015 and increased from 0.02% for the full year of 2014. Excluding the effects for the change of inventory reserve, our gross margin for Sales of Automobiles was 0.21% and 0.21% for the three months ended June 30, 2015 and 2014, respectively.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 39% and 19% of the Company’s sales during the three months ended June 30, 2015 and 2014, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended June 30, 2015 decreased 11.86% to $1,580,358 from $1,792,924 for the same period in 2014.  The Company had aggregate credit lines of approximately $184 million (RMB1.12 billion) and had approximately $94.4 million drawn on our lines as of June 30, 2015.  In addition to the facility lines of credit agreements with various banks, the Company had $68.7 million of short-term borrowings with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank as of June 30, 2015. We had approximately $88.2 million drawn on our $169 million lines of credit as of June 30, 2014.   The gross margin for our Financing Services segment increased to 41.42% for the three months ended June 30, 2015 from 39.04% for the three months ended June 30, 2014.

Our Financing Services revenue consists of two portions: the interest income and fee income.  Revenue from the fee income portion of our Financing Services decreased during the three months ended June 30, 2015 as a result of lower fee income generated during the period.  Excluding revenue from the interest income portion of $925,841 and $1,083,864 in the three months ended June 30, 2015 and 2014, respectively, revenue from the fee income portion decreased 7.69% to $654,517 for the three months ended June 30, 2015 from $709,060 for the same period in 2014. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had to limit our provision of this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited during the three months ended June 30, 2015. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of June 30, 2015 and December 31, 2014, we had approximately $184 million (RMB1.12 billion) and $182 million (RMB1.12 billion), respectively, lines of credit available to use in our Financing Services. As of June 30, 2015 and December 31, 2014, we had approximately $90 million and $119 million, respectively, lines of credit available to use in our Financing Services. As of August 10, 2015, the Company had aggregate credit lines of approximately $184 million (RMB1.12 billion). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services.  We currently operate in one single city in Tianjin. In the three months ended June 30, 2015 and 2014, all of our revenue from our websites was generated by subscription fees and advertisements.  Revenues from our Web-based Advertising Services decreased 86.53% from $87,690 for the three months ended June 30, 2014 to $11,808 for the same period in 2015.   Since the fiscal year 2012, we have revised our business plan and moved away from Web-based Advertising Services to focus on automobile sales, Financing Services and, starting in the first quarter of 2014, the newly developed used car business through Car King Tianjin and any potential opportunities through operating the Airport International Auto Mall. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Automobile Value Added Services

Revenue from our Automobile Value Added Services includes services such as assistance with customs clearance, storage and nationwide delivery services. We did not generate any revenue from Automobile Value Added Services during the three months ended June 30, 2015 and 2014. We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

Zhonghe operates two businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We are still finalizing our operating plans to determine the best and most profitable uses for this facility. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. From the start of operations in March 2014, Car King Tianjin has gradually increased our volume in used car sales in the Tianjin region. As of June 30, 2015 and December 31, 2014, we had approximately $1.8 million due from Car King Tianjin. Due to the cumulative loss incurred by Car King Tianjin, we fully reserved the $1.8 million due from Car King Tianjin as a result of the uncertainties of collecting these advances. On July 24 and July 31, 2015, the Company received an aggregate of $1,888,713 (RMB11.5 million) as repayments for the outstanding balance of due from Car King Tianjin. We have not yet received any return on our investment in this joint venture since the inception of its operations. As a result, starting in the third quarter of 2014, we did not record any rental income related to the Airport International Auto Mall lease. During the three months ended June 30, 2015, the rent per the lease agreement from Car King Tianjin was approximately $246,000, which was deferred. During the three months ended June 30, 2014, we generated rental income of $308,266 which represented the rental income generated from leasing the Airport International Auto Mall to Car King Tianjin, which commenced operations in March 2014. We expect to record rental income revenue when Car King Tianjin’s liquidity improves and it can demonstrate an ability to remit its rental payments under the lease.

Since we own less than 50% of Car King Tianjin and have no significant control over Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the three months ended June 30, 2015 and 2014, Car King Tianjin generated revenue in the amount of $2,744,941 and $846,287, respectively, and incurred a loss of $505,533 and $482,803, respectively. Car King Tianjin’s revenue represented revenue from sales of used automobiles at the Airport International Auto Mall and agency commissions earned from selling automobiles owned by other Car King locations. The increase in revenue was a result of substantial increase in the number of automobiles sold through Car King Tianjin. During the three months ended June 30, 2015, the number of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, reached 309 automobiles, including 86 automobile sales out of our own inventories and 223 automobiles for which we acted as sales agent. During the three months ended June 30, 2014, the number of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, was 219 automobiles, including 10 automobile sales out of our own inventories and 209 automobiles for which Car King Tianjin acted as sales agent. Because the used car market in China is still in a preliminary development stage, we expect the overall used car market to continue to grow, and we hope that our investment will generate reasonable returns in the coming years. As of June 30, 2015 and December 31, 2014, the investment in Car King Tianjin amounted to $0 as the 40% share of the cumulative loss in Car King Tianjin exceeded our capital investment.

Cost of Revenue

	Three Months Ended June 30, 2015	% of net revenue	Three Months Ended June 30, 2014	% of net revenue	Change in %
Net revenue	$93,688,413	100.00%	$113,686,767	100.00%	(17.59)%

Cost of revenue	$92,856,032	99.11%	$112,665,784	99.10%	(17.58)%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue decreased 17.58% from $112,665,784 for the three months ended June 30, 2014 to $92,856,032 for the three months ended June 30, 2015. Our cost of revenue decreased slightly by 0.01% basis points. Sales of automobiles accounted for 98.30% of our total revenue for the three months ended June 30, 2015 as compared to 98.07% for the three months ended June 30, 2014.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized and shifted slightly higher compared to the full year of 2014, we expect that our overall gross margin will stabilize through the remainder of 2015.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended June 30, 2015	%of total	Three Months Ended June 30, 2014	% of total	Change in %
Operating Expenses
- Selling and Marketing	$208,034	18.40%	$199,272	15.08%	4.40%
- General and Administrative	922,488	81.60%	1,122,147	84.92%	(17.79)%
Total	$1,130,522	100.00%	$1,321,419	100.00%	(14.45)%

During the three months ended June 30, 2015, our total operating expenses decreased 14.45% to $1,130,522 from $1,321,419 for the same period in 2014.  This decrease was primarily a result of a 17.79% decrease in general and administrative expenses to $922,488 for the three months ended June 30, 2015 from $1,122,147 for the same period in 2014.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in
	2015	2014	%
Primary selling and marketing expenses
- Payroll	$49,744	$43,324	14.82%
- Staff-related costs	28,766	27,288	5.42%
- Advertising and promotion	1,970	8,488	(76.79)%
- Entertainment	10,325	17,257	(40.17)%
- Rent	16,771	42,368	(60.42)%

Payroll expenses increased 14.82% during the three months ended June 30, 2015 primarily due to the increase in the number of employees resulting from the Zhonghe Acquisition. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees. We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 40.17% for the three months ended June 30, 2015.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the reduced exhibition spaces rented in the Airport International Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended June 30,		Change in
	2015	2014	%
Primary general and administrative expenses
- Payroll	$72,547	$76,612	(5.31)%
- Staff- related costs	15,131	17,862	(15.29)%
- Entertainment	28,946	42,772	(32.32)%
- Depreciation	580,497	639,092	(9.17)%
- Legal and professional fees	136,642	168,275	(18.80)%

Payroll expenses decreased 5.31% during the three months ended June 30, 2015 primarily due to the decrease in the number of administration employees to reduce our cost.  Staff-related costs decreased 15.29% during the three months ended June 30, 2015, which was in proportion to the decrease in our payroll expenses.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses decreased 9.17% due to reduced depreciation expense on the Airport International Auto Mall as a result of reduced cost basis at December 31, 2014.  Legal and professional fees decreased 18.80% for the three months ended June 30, 2015 primarily due to higher auditing and legal expenses incurred related to the Zhonghe Acquisition during the same period of 2014.

Loss from Operations

Loss from operations decreased 0.76% for the three months ended June 30, 2015 to $298,141 from $300,436 in the same period in 2014.  Our gross profit decreased 18.47% to $832,381 for the three months ended June 30, 2015 from $1,020,983 for the same period in 2014.   The increase in loss was due to the decreases in revenue of our segments, especially the Sales of Automobiles and Financing Services segments. In addition, our Airport Auto Mall Automotive Services segment is still in a development stage, and as a result we suffered losses from operating this segment primarily due to the depreciation expense and deferral of the rental income from Car King Tianjin. However, we believe we will continue to maintain our leading position in the imported luxury automobiles industry despite the current slow economy and competitive automobile industry.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $1,894,223 during the three months ended June 30, 2015 compared to $1,719,897 during the same period of 2014. The increase of $174,326 or 10.14% was primarily due to the interest incurred on the payables related to the Zhonghe Acquisition and the interest on the increased balances of our short-term borrowings.

Loss on disposal of property and equipment was $8,254 during the three months ended June 30, 2015 compared to gain on disposal of property and equipment in the amount of $246 during the same period of 2014. We dispose property and equipment from time to time as needed.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $202,213 and $193,121 during the three months ended June 30, 2015 and 2014, respectively, represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2015	% of net revenue	Six Months Ended June 30, 2013	% of net revenue	Change in %
Net revenue	$181,038,575	100.00%	$220,661,817	100.00%	(17.96)%
Cost of revenue	179,724,352	99.27%	218,217,037	98.89%	(17.64)%
Gross profit	1,314,223	0.73%	2,444,780	1.11%	(46.24)%
Operating expenses	2,381,585	1.32%	2,752,778	1.25%	(13.48)%
Loss from operations	(1,067,362)	(0.59)%	(307,998)	(0.14)%	246.55%
Other expenses	(4,201,685)	(2.32)%	(3,332,430)	(1.51)%	26.08%
Loss before income taxes and noncontrolling interests	(5,269,047)	(2.91)%	(3,640,428)	(1.65)%	44.74%
Net loss	(4,912,781)	(2.71)%	(3,200,018)	(1.45)%	53.52%
Net loss attributable to shareholders of China Auto Logistics Inc.	$(4,911,804)	(2.71)%	$(3,192,422)	(1.45)%	53.86%

For the six months ended June 30, 2015, our net revenue decreased 17.96% to $181,038,575, from $220,661,817 for the same period in 2014, and our cost of revenue decreased 17.64% to $179,724,352 from $218,217,037 for the same period in 2014.  Gross profit margin decreased 46.24% to 0.73% for the six months ended June 30, 2015 from 1.11% for the same period in 2014.  As compared to the same period in 2014, our gross profit, loss from operations, net loss and net loss attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2015 decreased 46.24% to $1,314,223, increased 246.55% to $(1,067,362), increased 53.52% to $(4,912,781) and increased 53.86% to $(4,911,804), respectively, primarily due to the decreases in revenue of our segments, especially the Sales of Automobiles and Financing Services segments, and the increase in interest expense on the payable related to the Zhonghe Acquisition.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2015	% of net revenue	Six Months Ended June 30, 2014	% of net revenue	Change in %
Net revenue	$181,038,575	100.00%	$220,661,817	100.00%	(17.96)%
- Sales of Automobiles	178,310,118	98.49%	216,227,722	97.99%	(17.54)%
- Financing Services	2,694,121	1.49%	3,336,093	1.51%	(19.24)%
- Web-based Advertising Services	34,336	0.02%	162,392	0.07%	(78.86)%
- Automobile Value Added Services	-	0.00%	125,110	0.06%	(100.00)%
- Automobile Mall Automotive Services	-	0.00%	645,529	0.29%	(100.00)%
- Auto Mall Management Services	-	0.00%	164,971	0.08%	(100.00)%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 17.54% to $178,310,118 for the six months ended June 30, 2015 from $216,227,722 for the same period in 2014.  During the six months ended June 30, 2015 and 2014, the Company sold 1,642 automobiles and 2,029 automobiles, respectively, representing a decrease of approximately 19% in volume. The average unit selling price per automobile increased to $109,000 for the six months ended June 30, 2015 from $106,000 for the same period in 2014.

During the six months ended June 30, 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 74% of our total net automobile sales.  During the six months ended June 30, 2014, sales for our top three selling brands, Land Rover, BMW, and Mercedes Benz accounted for 68% of our net automobile sales.  Our gross margin for Sales of Automobiles increased to 0.21% for the six months ended June 30, 2015 from 0.05% for the six months ended June 30, 2014 and from 0.02% for the full year of 2014. Excluding the effects for the change of inventory reserve, our gross margin for Sales of Automobiles was 0.23% and 0.19% for the six months ended June 30, 2015 and 2014, respectively.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 37% and 26% of the Company’s sales during the six months ended June 30, 2015 and 2014, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the six months ended June 30, 2015 decreased 19.24% to $2,694,121 from $3,336,093 for the same period in 2014.   The gross margin for our Financing Services segment decreased to 33.59% for the six months ended June 30, 2015 from 37.84% for the six months ended June 30, 2014.   We paid a maintenance fee on our line of credit with Agricultural Bank of China in the amount of $163,000 during the three months ended March 31, 2015 which was included in the cost of revenue. Excluding this fee, our gross margin for Financing Services would have been 39.64% for the six months ended June 30, 2015.

Excluding revenue from the interest income portion of $1,626,155 and $2,056,502 in the six months ended June 30, 2015 and 2014, respectively, revenue from the fee income portion decreased 16.54% to $1,067,966 for the six months ended June 30, 2015 from $1,279,591 for the same period in 2014. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had to limit our provision of this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited during the six months ended June 30, 2015. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

Web-based Advertising Services

Revenues from our Web-based Advertising Services decreased 78.86% from $162,392 for the six months ended June 30, 2014 to $34,336 for the same period in 2015.

Automobile Value Added Services

Revenue from our Automobile Value Added Services includes services such as assistance with customs clearance, storage and nationwide delivery services. We did not generate any revenue from Automobile Value Added Services during the six months ended June 30, 2015. We recognized $125,110 during the six months ended June 30, 2014. We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

We have not yet received any return on our investment in this joint venture since the inception of its operations. As a result, starting in the third quarter of 2014, we did not record any rental income related to the Airport International Auto Mall lease. During the six months ended June 30, 2015, the rent per the agreement from Car King Tianjin was approximately $490,000, which was deferred. During the six months ended June 30, 2014, we generated rental income of $645,529 including $635,299 for rental income generated from leasing the Airport International Auto Mall to Car King Tianjin, which began to operate in March 2014. We expect to record rental income revenue when Tianjin’s liquidity improves and it can demonstrate an ability to remit its rental payments under the lease.

During the six months ended June 30, 2015 and 2014, Car King Tianjin generated revenue in the amount of $4,540,101 and $1,451,053, respectively, and incurred a loss of $1,240,010 and $1,220,963, respectively.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center for a one-year period for aggregate consideration of $1,000,000. This agreement had been renewed annually. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. As a result, the Company has ceased to provide Auto Mall Management Services, and we plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments. As a result, we did not recognize any Auto Mall Management Services revenue for the six months ended June 30, 2015. We recognized $164,971 for the six months ended June 30, 2014.

Cost of Revenue

	Six Months Ended June 30, 2015	% of net revenue	Six Months Ended June 30, 2014	% of net revenue	Change in %
Net revenue	$181,038,575	100.00%	$220,661,817	100.00%	(17.96)%

Cost of revenue	$179,724,352	99.27%	$218,217,037	98.89%	(17.64)%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue decreased 17.64% from $218,217,037 for the six months ended June 30, 2014 to $179,724,352 for the six months ended June 30, 2015. Our cost of revenue decreased, not in proportion to the decrease in our revenue, primarily due to the lower fee income in the Financing Services and a maintenance fee on our line of credit with Agricultural Bank of China in the amount of $163,000 which was included in the cost of revenue during the three months ended March 31, 2015. Sales of automobiles accounted for 98.49% of our total revenue for the six months ended June 30, 2015 as compared to 98.00% for the six months ended June 30, 2014.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized and shifted slightly higher compared to the same period of 2014 and the full year of 2014, we expect that our overall gross margin will stabilize through the remainder of 2015.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Six Months Ended June 30, 2015	% of total	Six Months Ended June 30, 2014	% of total	Change in %
Operating Expenses
- Selling and Marketing	$401,698	16.87%	$385,799	14.01%	4.12%
- General and Administrative	1,979,887	83.13%	2,366,979	85.99%	(16.35)%
Total	$2,381,585	100.00%	$2,752,778	100.00%	(13.48)%

During the six months ended June 30, 2015, our total operating expenses decreased 13.48% to $2,381,585 from $2,752,778 for the same period in 2014.  This decrease was primarily a result of a 16.35% decrease in general and administrative expenses to $1,979,887 for the six months ended June 30, 2015 from $2,366,979 for the same period in 2014.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in
	2015	2014	%
Primary selling and marketing expenses
- Payroll	$98,966	$84,548	17.05%
- Staff-related costs	65,841	56,405	16.73%
- Advertising and promotion	5,881	13,972	(57.91)%
- Entertainment	25,001	31,937	(21.72)%
- Rent	33,417	67,301	(50.35)%

Payroll expenses increased 17.05% during the six months ended June 30, 2015 primarily due to the increase in the number of employees resulting from the Zhonghe Acquisition. Staff-related costs increased primarily due to the additional costs of the Zhonghe employees. We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 21.72% for the six months ended June 30, 2015.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the reduced exhibition spaces rented in the Airport International Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Six Months Ended June 30,		Change in
	2015	2014	%
Primary general and administrative expenses
- Payroll	$146,065	$161,923	(9.79)%
- Staff - related costs	34,570	41,603	(16.91)%
- Entertainment	81,208	83,926	(3.24)%
- Depreciation	1,164,326	1,283,981	(9.32)%
- Legal and professional fees	403,023	426,830	(5.58)%

Payroll expenses decreased 9.79% during the six months ended June 30, 2015 primarily due to the decrease in the number of administration employees to reduce our cost.  Staff-related costs decreased 16.91% during the six months ended June 30, 2015, which was in proportion to the decrease in our payroll expenses.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses decreased 9.32% due to reduced depreciation expense on the Airport International Auto Mall as a result of reduced cost basis at December 31, 2014.  Legal and professional fees decreased 5.58% for the six months ended June 30, 2015 primarily due to higher auditing and legal expenses incurred related to the Zhonghe acquisition during the same period of 2014.

Loss from Operations

Loss from operations increased 246.55% for the six months ended June 30, 2015 to $1,067,362 from $307,998 in the same period in 2014.  Our gross profit decreased 46.24% to $1,314,223 for the six months ended June 30, 2015 from $2,444,780 for the same period in 2014.   The increase in loss was due to the decreases in revenue of our segments, especially the Sales of Automobiles and Financing Services segments. In addition, our Airport Auto Mall Automotive Services segment is still in development stage, and as a result we suffered losses from operating this segment primarily due to the depreciation expense and deferral of the rental income from Car King Tianjin. However, we believe we will continue to maintain our leading position in the imported luxury automobiles industry despite the current slow economy and competitive automobile industry.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $3,813,020 during the six months ended June 30, 2015 compared to $3,042,480 during the same period of 2014. The increase of $770,540 or 25.33% was primarily due to the interest incurred on the payables related to the Zhonghe Acquisition and the interest on the increased balances of our short-term borrowings.

Loss on disposal of property and equipment was $8,254 during the six months ended June 30, 2015 compared to gain on disposal of property and equipment in the amount of $11,940 during the same period of 2014. We dispose property and equipment from time to time as needed.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $496,004 and $488,385 during the six months ended June 30, 2015 and 2014, respectively, represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest.

Inflation

We believe that inflation has had a negligible effect on operations for the six months month period ended June 30, 2015.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(1,728,443)	$(26,123,417)
Net cash provided by (used in) investing activities	9,275	(1,378,101)
Net cash (used in) provided by financing activities	(671,921)	14,373,525
Effect on exchange rate change on cash	41,811	(90,000)
Cash and cash equivalents at beginning of period	7,793,952	15,041,505
Cash and cash equivalents at end of period	5,444,674	1,823,512

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders was $2,245,363 and $1,846,254 for the three months ended June 30, 2015 and 2014, respectively, and $4,911,804 and $3,192,422 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company has an accumulated deficit of $244,432 and a working capital deficit of $10,647,042, including $68,650,637 in current liabilities for short-term borrowings which are due during the period between July 2015 and June 2016, and $17,705,632 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in November in 2015, and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the six months ended June 30, 2015 was $1,728,443. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

During the six months ended June 30, 2015, we had net cash used in operating activities of $1,728,443 as compared to $26,123,417 during the same period of 2014.   Net cash used in operating activities during the six months ended June 30, 2015 primarily consisted of a net loss of $4,912,781, an increase in restricted cash due to larger balance of restricted cash required for notes payable of $14,434,440, an increase in receivable in lines of credit related to financing services of $11,075,069 due to a larger outstanding receivables balance at June 30, 2015, an increase in advances to suppliers of $56,164,079 due to the building up of our inventory orders in order to increase our inventory selections for our customers and certain purchase orders being subsequently canceled as a result of our change of assessment in the market demands. The net amount of cash used in operating activities was partially offset by an increase in payables related to financing services of $30,775,774 due to larger outstanding balances on the draws on the lines of credit related to Financing Services, an increase in notes payable to suppliers of $21,221,809 due to our efforts in reserving our cash flows by deferring payments to our suppliers, and an increase in customer deposits of $33,608,269 due to increased advanced payments from our customers for future sales.

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

Investing Activities

We received cash proceeds of $9,275 and $17,954 related to the disposal of an automobile used by the Company during the six months ended June 30, 2015 and 2014, respectively.

We had net purchases of property and equipment in the amount of $0 and $6,802, respectively, during the six months ended June 30, 2015 and 2014, respectively.

We loaned $0 and $1,389,253 to Car King Tianjin for its working capital needs during the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

During the six months ended June 30, 2015, net cash used by financing activities was $671,921 as compared to net cash provided by financing activities of $14,373,525 during the same period in 2014.  The net cash (used for) provided by financing activities during the six months ended June 30, 2015 and 2014 included mainly net repayments of $821,006 and net proceeds of $47,390,791, respectively, on short-term loans from banks. In addition, cash payments related to the increase in restricted cash required by these short-term borrowings were $0 and $32,905,773 during the six months ended June 30, 2015 and 2014, respectively. Furthermore, during the six months ended June 30, 2015 and 2014, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $389,120 and $405,942, respectively, and repaid $244,990 and $513,820, respectively.

Our total cash and cash equivalents increased to $5,444,674 as of June 30, 2015, as compared to $1,823,512 as of June 30, 2014.

Working Capital

As of June 30, 2015, the Company had working capital deficit of $10,647,042 compared to $7,298,690 as of December 31, 2014.

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

The Company has aggregate outstanding balance of lines of credit related to Financing Services of $94,398,556 and $63,106,959 as of June 30, 2015 and December 31, 2014, respectively, and outstanding balances of short-term borrowings of $68,650,637 and $68,909,343 as of June 30, 2015 and December 31, 2014, respectively. In addition, we had a bank overdraft with a balance of $2,447,536 and $2,423,015 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, we have the following payable related to the Zhonghe Acquisition:

Outstanding debt balance	$36,807,136
Less current portion	(17,705,632)
Outstanding debt balance less current portion	$19,101,504

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

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of June 30, 2015 and December 31, 2014, the Company had aggregate credit lines of $184 million (RMB1.12 billion) and $182 million (RMB1.12 billion), respectively, and had outstanding balances under these credit lines amounted to $94 million and $63 million, respectively. As of June 30, 2015 and December 31, 2014, we had approximately $90 million and $119 million, respectively, lines of credit available to use in our Financing Services. As of August 10, 2015, the Company had aggregate credit lines of $184 million (RMB1.12 billion) with its banks.

As of June 30, 2015 and December 31, 2014, we had an aggregate outstanding loan balance of $68,650,637 and $68,909,343, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 5.6% to 8.1% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,447,536 and $2,423,015 with Pudong Development Bank as of June 30, 2015 and December 31, 2014, respectively.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay approximately $91.4 million (RMB559,768,000) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.6 million each, including principal and interest in November of 2015 and 2016. As of June 30, 2015, we had an outstanding debt balance of $36,807,136.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in the design and operation of our internal controls.  The material weakness is: the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

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

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended June 30, 2015.

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

Date:  August 19, 2015

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

