Form 10-Q
period 2015-09-30
China Auto Logistics Inc
filed 2015-11-16
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2015
Common Stock, $0.001 par value per share	4,034,394 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$6,438,003	$7,793,952
Restricted cash	40,295,766	12,171,490
Receivables related to financing services	77,019,685	101,764,549
Inventories	11,250,195	16,042,462
Advances to suppliers	109,216,294	68,670,928
Prepaid expenses	32,391	24,420
Value added tax refundable	219,580	470,663
Total current assets	244,471,914	206,938,464

Receivables related to financing services – non current	8,293,858	-
Property and equipment, net	63,152,900	67,126,002
Ownership interest in Car King Tianjin	-	-
Deferred rent	552,819	-
Goodwill	3,877,421	4,013,416
Intangible assets, net	338,905	433,874
Total Assets	$320,687,817	$278,511,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$2,250,780	$2,423,015
Lines of credit related to financing services	66,229,767	63,106,959
Short term borrowings	68,740,591	68,909,343
Accounts payable	1,606,341	99,710
Notes payable to suppliers	51,448,251	16,290,625
Accrued expenses	257,936	3,540,275
Customer deposits	49,642,768	38,372,704
Deferred revenue	440,809	634,979
Rental deposits	78,693	81,453
Payable related to the Zhonghe Acquisition – current portion, net	17,294,134	16,900,426
Due to former shareholder	-	2,213,280
Due to director	676,445	457,628
Other current payable	2,138,282	-
Income tax payable	683,072	677,092
Deferred tax liability	318,444	529,665
Total current liabilities	261,806,313	214,237,154

Payable related to the Zhonghe Acquisition, excluding current portion, net	18,651,962	18,244,177
Deferred tax liability	9,664,327	10,499,323
Total liabilities	290,122,602	242,980,654
Equity
China Auto Logistics Inc. shareholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of September 30, 2015 and December 31, 2014	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	6,212,956	7,330,995
Retained earnings	1,004,448	4,667,372
Total China Auto Logistics Inc. shareholders’ equity	30,201,172	34,982,135
Noncontrolling interests	364,043	548,967
Total equity	30,565,215	35,531,102

Total liabilities and shareholders’ equity	$320,687,817	$278,511,756

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$151,621,754	$92,377,130	$332,660,329	$313,038,947
Cost of revenue	149,129,426	91,280,660	328,853,778	309,497,697
Gross profit	2,492,328	1,096,470	3,806,551	3,541,250

Operating expenses:
Selling and marketing	232,433	282,039	634,131	667,838
General and administrative	939,979	1,040,674	2,919,866	3,407,653
Recovery of reserve due from Car King Tianjin	(1,524,894)	-	(1,524,894)
Total operating expenses	(352,482)	1,322,713	2,029,103	4,075,491

Income (loss) from operations	2,844,810	(226,243)	1,777,448	(534,241)

Other income (expenses)
Interest income	116,150	256,722	231,581	515,631
Interest expense	(1,727,801)	(1,770,518)	(5,540,821)	(4,812,998)
(Loss) gain on disposal of property and equipment	-	(203)	(8,254)	11,737
Recovery of Investment (equity in losses) in Car King Tianjin	73,878	(160,522)	(422,126)	(648,907)
Loss on sale of equity interest in subsidiary	(209,638)	-	(209,638)	-
Foreign exchange loss	(29)	(75,754)	(50)	(148,168)
Miscellaneous	-	488	183	488
Total other expenses	(1,747,440)	(1,749,787)	(5,949,125)	(5,082,217)

Income (loss) before income tax benefit	1,097,370	(1,976,030)	(4,171,677)	(5,616,458)

Income tax benefit	(151,387)	(203,753)	(507,653)	(644,163)

Net income (loss)	1,248,757	(1,772,277)	(3,664,024)	(4,972,295)

Less: Net income (loss) attributable to noncontrolling interests	(123)	(2,064)	(1,100)	(9,660)

Net income (loss) attributable to shareholders of China Auto Logistics Inc.	$1,248,880	$(1,770,213)	$(3,662,924)	$(4,962,635)

Earnings (loss) per share attributable to shareholders of China Auto Logistics Inc.
– basic and diluted	$0.31	$(0.44)	$(0.91)	$(1.23)
Weighted average number of common shares
Outstanding
– basic and diluted	4,034,494	4,034,494	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$1,248,757	$(1,772,277)	$(3,664,024)	$(4,972,295)

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,407,306)	16,748	(1,117,777)	(446,370)

Comprehensive loss	(158,549)	(1,755,529)	(4,781,801)	(5,418,665)
Less: Comprehensive loss attributable to noncontrolling interests	(93)	(2,010)	(838)	(9,943)

Comprehensive loss attributable to shareholders of China Auto Logistics Inc.	$(158,456)	$(1,753,519)	$(4,780,963)	$(5,408,722)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,664,024)	$(4,972,295)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,814,674	1,981,425
Loss (gain) on disposal of property and equipment	8,254	(11,737)
Equity loss – share of investee company loss	-	648,907
Loss on sale of equity interest in subsidiary	209,638	-
Change in Inventory reserve	692	170,301
Change in reserve for advances to suppliers	104,719	-
Change in deferred tax assets	-	34,536
Change in deferred tax liabilities	(282,667)	(266,380)

Changes in operating assets and liabilities:
Restricted cash	(29,328,731)	13,955,586
Accounts receivable	1,291	(326,722)
Receivable related to auto mall management fees	-	255,494
Receivables related to financing services	12,822,334	(50,790,909)
Inventories	(1,215,690)	(2,741,798)
Advances to suppliers	(42,899,839)	(45,751,073)
Prepaid expenses, other current assets and other assets	(8,933)	(64,708)
Value added tax receivable	226,351	(410,263)
Accounts payable	1,553,900	436,892
Line of credit related to financing services	6,160,561	32,373,503
Notes payable to suppliers	36,809,837	(4,936,615)
Accrued expenses	(59,694)	356,764
Accrued interest	(1,570,313)	2,364,975
Customer deposits	13,588,419	7,074,785
Deferred revenue	(724,987)	310,165
Rental deposits	-	81,123
Income tax payable	29,376	223,612
Net cash used in operating activities	(6,424,832)	(50,004,432)

Cash flows from investing activities
Proceeds from disposal of property and equipment	9,275	19,578
Proceeds from sale of equity interest in Zhengji, net	3,030,303	-
Purchase of property and equipment	(2,318)	(10,963)
Advances to Car King Tianjin	-	(1,308,053)
Net cash provided by (used in) investing activities	3,037,260	(1,299,438)

Cash flows from financing activities
Bank overdraft	(91,222)	1,564
Proceeds from short-term borrowings	88,339,880	88,216,840
Repayments of short-term borrowings	(86,160,953)	(28,138,964)
Decrease in restricted cash related to short-term borrowings	-	(20,253,537)
Proceeds from director	599,120	450,942
Repayments to director	(455,373)	(589,180)
Net cash provided by financing activities	2,231,452	39,687,665

Effect of exchange rate change on cash	(199,829)	(88,371)

Net decrease in cash and cash equivalents	(1,355,949)	(11,704,576)

Cash and cash equivalents at the beginning of period	7,793,952	15,041,505
Cash and cash equivalents at the end of period	$6,438,003	$3,336,929

Supplemental disclosure of cash flow information
Interest paid	$9,804,985	$5,339,194
Income taxes paid	$149,194	$-

Non-cash activities:
Reclassification of the balance due to former shareholder to other payable after an assignment of the balance to an unrelated party	$2,231,346	$-
Increase in advances to Car King Tianjin for unpaid rent	$246,354	$-

Amount due to Zhengji to offset the sales price of equity interest in Zhengji	$5,200,741	-

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

On September 23, 2015, the Company sold its equity interest in Zhengji, which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,030,303 (net of cash of $7,364 at Zhengji and amount due to Zhengji of $5,200,741). Zhengji’s assets consisted of automobile inventories of $3,402,248, other assets of $12,418 and other current liabilities of $2,316 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $209,638 after consideration of the non controlling interest of $172,409 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, (iii) automobile information websites and advertising services, (iv) logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services, (iv)management services to auto mall operators, and (v) airport auto mall automotive services including selling used cars through Car King Tianjin and leasing the Airport International Auto Mall facility in Tianjin, China (the “Airport International Auto Mall”) to Car King Tianjin and other tenants. The Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, expired according to its terms on February 28, 2014, and was not renewed. Therefore, as of March 1, 2014, the Company no longer provides auto mall management services.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2015 and the results of its operations, and cash flows for the three-month and nine-month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.  The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders was $3,662,924 and $4,962,635 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company has a working capital deficit of $17,334,399, including $68,740,591 in current liabilities for short-term borrowings which are due during the period between January 2016 and August 2016, and $17,294,134 in current liabilities payable to Hezhong related to the Company’s acquisition of Zhonghe (the “Zhonghe Acquisition”), which is due in May 2016 (extended from November 2015), and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the nine months ended September 30, 2015 was $6,424,709. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise.  As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2015 and December 31, 2014 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Airport auto mall automotive services include (i) the rental of the Airport International Auto Mall, and (ii) equity in the income (loss) derived from the Company’s 40% equity interest in Car King Tianjin. Rental income from the Airport International Auto Mall is recognized over the lease term on a straight-line basis. The Company’s lease agreement, entered into with Car King Tianjin in January 2014 (the “Rental Agreement”), contains a contingent rental arrangement for fiscal years 2016, 2017 and 2018, under which rental income is determined based on a percentage of Car King Tianjin’s gross profit. Notwithstanding this arrangement, the Rental Agreement contains both a minimum and a maximum annual rental amount. Contingent rental income is recognized when the specified targets are met. The equity in income (loss) derived from Car King Tianjin is recognized based on the Company’s ownership share in Car King Tianjin’s net income (loss).

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses.  The Company has not experienced any losses on its receivables related to financing services historically and accordingly did not record any allowance for credit losses as of September 30, 2015 and December 31, 2014.

Inventories

Inventory is stated at the lower of either cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of our inventory, assessing slow-moving and ongoing products. The Company’s products are comprised of the purchase cost of automobiles, which declines in value over time. The Company continuously evaluates our inventory to determine the reserve amount for slow-moving inventory. During the three months ended September 30, 2105, the inventories with reserve were included in the sale of the subsidiary and others sold in the ordinary course of business. As of September 30, 2015 and December 31, 2014, the reserve for obsolescence amounted to $0 and $810,282, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2015 and 2014, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

The Company is not aware of any recently issued accounting pronouncements that, when adopted, will have a material effect on the Company’s financial position, results of operations or cash flows.

(2)            Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	September 30,	December 31,
	2015	2014

Collateral for bank’s issuance of letters of credit to the Company’s customers	$3,798,958	$2,393,338
Collateral for notes payable to suppliers	36,496,808	9,778,152
	$40,295,766	$12,171,490

(3)           Property and Equipment

A summary of property and equipment is as follows:

	September 30,	December 31,
	2015	2014

Buildings and land use rights, net of impairment loss of $2,904,246 as of September 30, 2015 and $3,006,109 as of December 31, 2014	$67,132,582	$69,487,171
Computers	153,442	227,377
Office equipment, furniture and fixtures	68,453	109,818
Leasehold improvement	33,051	34,210
Automobiles	1,008,978	1,089,248
	68,396,506	70,947,824
Less: Accumulated depreciation and amortization	(5,243,606)	(3,821,822)
	$63,152,900	$67,126,002

Depreciation and amortization expenses for property and equipment amounted to $561,521 and $614,538 for the three months ended September 30, 2015 and 2014, respectively, and $1,731,875 and $1,898,437, for the nine months ended September 30, 2015 and 2014, respectively.

(4)           Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of December 31, 2014	4,013,416	-	4,013,416
Translation adjustment	(135,995)	-	(135,995)
Balance as of September 30, 2015	$3,877,421	$-	$3,877,421

(5)           Intangible Assets, Net

The Company acquired customer relations in connection with the Zhonghe Acquisition on November 30, 2013. As of September 30, 2015 and December 31, 2014, the customer relations is summarized as follows:

	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization – Customer Relations
As of September 30, 2015	5 years	$555,002	$(19,889)	$-	$(196,208)	$338,905

As of December 31, 2014	5 years	$555,002	$(1,120)	$-	$(120,008)	$433,874

Amortization expense for intangible assets was $27,179 and $27,608 for the three months ended September 30, 2015 and 2014, respectively and $82,799 and $82,988 for the nine months ended September 30, 2015 and 2014, respectively.

(6)           Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. Car King Tianjin’s operations commenced on March 6, 2014. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed statements of operations information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$1,904,293	$1,169,322	$6,444,394	$2,620,375

Gross profit	$542,757	$527,515	$1,699,052	$1,140,562

Net loss	$(794,077)	$(401,306)	$(2,034,087)	$(1,622,269)

The Company’s equity in net loss of Car King Tianjin	$(317,631)	$(160,522)	$(813,635)	$(648,907)
Recovery of investment	73,878	-	73,878	-
Excess loss over investment	317,631	-	317,631	-
Adjusted Company’s equity in net loss of Car King Tianjin	$73,878	$(160,522)	$(422,126)	$(648,907)

Condensed balance sheet information:

	As of September 30, 2015	As of December 31, 2014

Current assets	$1,173,855	$1,462,036

Non current assets	901,513	1,039,338

Total assets	$2,075,368	$2,501,374

Current liabilities	$4,258,633	$2,716,389

Deficit	(2,183,265)	(215,015)

Current liabilities and deficit	$2,075,368	$2,501,374

The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of September 30, 2015 and December 31, 2014, the Company’s equity investment balance in Car King Tianjin was $0. The amount due from Car King Tianjin was reduced by $585,023 and $86,007 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin as of June 30, 2015 and December 31, 2014, respectively. The net balance due from Car King Tianjin was $1,566,468 and $1,803,706 as of June 30, 2015 and December 31, 2014, respectively (net of the reduction of the Company’s share in net loss of Car King Tianjin). Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,566,468 and $1,803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances as of June 30, 2015 and December 31, 2014, respectively. In July 2015, Car King Tianjin remitted approximately $1.84 million (RMB11,500,000) of which unpaid rent of $270,000 (RMB1,500,000) was applied to rent receivable and repayment of an outstanding loan balance of $1.57 million (RMB10,000,000) to the Company. As a result, the previous reserve amount was reversed and recorded as recovery of reserve due from Car King Tianjin in the amount of $1,524,894 in the condensed consolidated statement of operations during the three months ended September 30, 2015. In addition, as the net balance due from Car King Tianjin decreased because of collection, the Company recorded a recovery in its investment in Car King Tianjin, in the amount of $73,878 during the three months ended September 30, 2015. Amount due from Car King Tianjin was $0, net of $487,897 shared cumulative loss of Car King Tianjin over the investment in Car King Tianjin as of September 30, 2015. The Company’s shared loss in Car King Tianjin was not recorded during the three months ended September 30, 2015 as the Investment balance and the amount due from Car King Tianjin have already been reduced to $0 for the previous periods’ shared loss in Car King Tianjin.

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

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,398,158 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2015. The outstanding balance of the facility was $2,250,780 as of September 30, 2015.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $946,254 and $1,138,879 for the three months ended September 30, 2015 and 2014, respectively and $2,572,409 and $3,195,381 for the nine months ended September 30, 2015 and 2014, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,017,029 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. The borrowings under this facility were repayable within 3 months from the dates of drawing. As of September 30, 2015 and December 31, 2014, the Company had an outstanding balance of $0 and $3,661,523, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in February 2015.

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $11,017,029 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing. During three months ended September 30, 2015, interest was charged at rates ranging between 3.46% and 4.50% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of September 30, 2015 and December 31, 2014, the Company had an outstanding balance of $6,670,563 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in March 2016.

Agricultural Bank of China

In September 2014 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $81,840,788 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended September 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 4.20% to 5.79% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $49,414,953, respectively, under this facility line of credit. This facility matured in September 2015.

In September 2015 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $75,545,343 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. During the three months ended September 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 4.20% to 5.79% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $36,638,147 and $0, respectively, under this facility line of credit. This facility matures in September 2016.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,886,336 (RMB120,000,000). During the year ended December 31, 2014, borrowings under this facility line of credit bore interest at rates ranging from 5.03% to 5.43% per annum. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $3,546,934, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2014.

In January 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,886,336 (RMB120,000,000). During the three months ended September 30, borrowings under this facility line of credit bear interest at rates ranging from 4.78% to 5.13% per annum. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $5,952,352 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2015.

China Zheshang Bank

In August 2014, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $28,329,504 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 5.0% to 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $831,215, respectively, under this facility line of credit. This facility matured in August 2015.

In August 2015, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $28,329,504 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary, (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at rates ranging from 5.0% to 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $3,996,213 and $0 respectively, under this facility line of credit. This facility matures in August 2016.

Industrial and Commercial Bank of China

In February 2014, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $15,738,613 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. The borrowings under this facility line of credit were repayable on the due dates, which were determined prior to each draw. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $4,761,227, respectively, under this facility line of credit. This facility matured in February 2015.

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $15,738,613 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.24% to 3.83% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2015, the Company had outstanding balances of $288,103 under this facility line of credit. This facility matures in June 2016.

China Minsheng Bank

In April 2014, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $12,590,890 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended September 30, 2015, borrowings under this facility line of credit bear interest at a rate of 1.73% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $0 and $891,107, respectively, under this facility line of credit. This facility matured in April 2015.

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $12,590,890 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. During the three months ended September 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 0.99% to 1.55% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $6,484,208 and $0, respectively, under this facility line of credit. This facility matures in April 2016.

Shengjing Bank

In December 2014, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,869,307 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances of $6,200,181 and $0 under this facility line of credit. During the three months ended September 30, 2015, borrowings under this facility line of credit bear interest at rates ranging from 4.23% to 5.2% per annum. This facility matures in November 2015.

(9)           Short Term Borrowings

Agricultural Bank of China

In March 2014, the Company entered into three working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $9,443,168 (RMB60,000,000). The outstanding balance totaled $0 and $9,774,376 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $4,721,584 (RMB30,000,000). The outstanding balance totaled $0 and $4,887,187 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In July 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $7,869,307 (RMB50,000,000). The outstanding balance totaled $0 and $8,145,312 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, originally matured in July 2015 but was repaid early in June 2015, and is secured by the Airport International Auto Mall and related land use rights.

In August 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company could borrow up to $6,295,445 (RMB40,000,000). The outstanding balance totaled $0 and $6,516,250 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in August 2015, and is secured by the Airport International Auto Mall and related land use rights.

In September 2014, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $10,230,099 (RMB65,000,000). The outstanding balances totaled $0 and $10,588,906 as of September 30, 2015 and December 31, 2014, respectively. These short term loans bear interest at a rate of 6.6% per annum, matured in September 2015, and are secured by the Airport International Auto Mall and related land use rights.

In February 2015, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $14,164,750 (RMB90,000,000). The outstanding balances totaled $14,164,750 and $0 as of September 30, 2015 and December 31, 2014, respectively. These short term loans bear interest at a rate of 6.16% per annum, mature in February 2016, and are secured by the Airport International Auto Mall and related land use rights.

In June 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $7,082,376 (RMB45,000,000). The outstanding balance totaled $7,082,376 and $0 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 5.61% per annum, matures in June 2016, and is secured by the Airport International Auto Mall and related land use rights.

In July 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,665,901 (RMB36,000,000). The outstanding balance totaled $5,665,901 and $0 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 5.34% per annum, matures in July 2016, and is secured by the Airport International Auto Mall and related land use rights.

In August 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,665,901 (RMB36,000,000). The outstanding balance totaled $5,665,901 and $0 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is secured by the Airport International Auto Mall and related land use rights.

In September 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $3,462,495 (RMB22,000,000). The outstanding balance totaled $3,462,495 and $0 as of September 30, 2015 and December 31, 2014, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is secured by the Airport International Auto Mall and related land use rights.

China Zheshang Bank

In July and August 2014, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,147,723 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,258,125 as of December 31, 2014. These loans matured in January and February 2015 and were repaid.

In January 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,147,723 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 as of September 30, 2015. These loans matured in July 2015 and were repaid.

In July 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,147,723 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,147,723 as of September 30, 2015. These loans mature in January 2016.

In August and September 2015, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,684,436 (RMB29,763,970). Borrowings under these loan agreements bear interest at rates ranging from 4.6% to 4.85% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,684,436 as of September 30, 2015. These loans mature in February and March 2016.

Tianjin Binhai Rural Commercial Bank

In December 2014, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $24,867,009 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 8.12% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe (v) the wife of Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe, (vi) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (vii) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (viii) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (ix) Cheng Jun, shareholder of the Company’s supplier. The total outstanding balance of these agreements was $0 and $25,739,187 as of September 30, 2015 and December 31, 2014, respectively. This loan agreement matured in September 2015.

In July and August 2015, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $24,867,009 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 7.03% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (v) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (vii) Cheng Jun, shareholder of the Company’s supplier, (viii) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, (ix) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The total outstanding balance of these agreements was $24,867,009 and $0 as of September 30, 2015 and December 31, 2014, respectively. These loan agreements mature in July and August 2016.

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

China Zheshang Bank

As of December 31, 2014, the Company had two outstanding notes payable to suppliers in an aggregate amount of $3,258,125 (RMB20,000,000), the payment of which was guaranteed by China Zheshang Bank for a period of six months. The notes matured in February 2015 and were not renewed. The Company was required to maintain 100% of the note amounts, or $3,258,125 (RMB20,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the Company had four outstanding notes payable to suppliers, matured in June 2015, in an aggregate amount of $0 and $5,701,719, respectively (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $0 and $2,851,107 (RMB17,501,523) as guaranteed funds, which was classified as restricted cash as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the Company had four outstanding notes payable to suppliers, maturing in December 2015, in an aggregate amount of $5,508,515 respectively (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,754,496 (RMB17,501,523) as guaranteed funds, which was classified as restricted cash as of September 30, 2015.

As of September 30, 2015, the Company had five outstanding notes payable to suppliers, maturing in January and February 2016, in an aggregate amount of $7,082,376 respectively (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,541,188 (22,500,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2015.

Tianjin Binhai Rural Commercial Bank

As of September 30, 2015, the Company had five outstanding notes payable to suppliers, maturing in November 2015, in an aggregate amount of $6,688,911 (RMB42,500,000), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain 100% of the note amounts, or $6,688,911 (RMB42,500,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2015.

As of September 30, 2015, the Company had three outstanding notes payable to suppliers, maturing in November 2015, in an aggregate amount of $10,527,857 (RMB66,891,900), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain 100% of the note amounts, or $10,527,857 (RMB66,891,900) as guaranteed funds, which was classified as restricted cash as of September 30, 2015.

As of September 30, 2015, the Company had fifteen outstanding notes payable to suppliers, maturing in February 2016, in an aggregate amount of $21,640,592 (RMB137,500,000),, the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $12,984,356 (RMB82,500,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2015.

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

A summary of this debt follows:

Outstanding debt balance	$35,946,096
Less current portion	(17,294,134)
Outstanding debt balance less current portion	$18,651,962

(12)         Major Customers and Suppliers

Two customers accounted for an aggregate of 45% and 39% of the Company’s net revenue during the three months and nine months ended September 30, 2015, respectively. One customer accounted for 14% and 16% of the Company’s net revenue for the three months and nine months ended September 30, 2014, respectively.

Two suppliers accounted for an aggregate of 44% and 38% of the Company’s purchases during the three months and nine months ended September 30, 2015. One supplier accounted for 19% of the Company’s purchases during the three months ended September 30, 2014 and another supplier accounted for 10% of the Company’s purchases during the nine months ended September 30, 2014.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital.  Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends.  As of September 30, 2015 and December 31, 2014, the Company’s statutory reserve fund was approximately $2,852,000 and $3,437,000, respectively.

(14)         Related Party Balances and Transactions

Ms. Cheng Weihong made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company.  Ms. Cheng Weihong is a Director and Senior Vice President of the Company.  Ms. Cheng Weihong is the wife of the Company’s Chairman, President and Chief Executive Officer, Mr. Tong Shiping.  As of September 30, 2015 and December 31, 2014, the outstanding balances due to Ms. Cheng Weihong were $676,445 and $457,628, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amount of $2,213,280 was outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2014. On January 25, 2015, Sino Peace Limited assigned the outstanding loan balance to St. John’s International Limited, an unrelated party, which has not contacted the Company to establish the terms for repayments. As of September 30, 2015, the outstanding amount of $2,138,282 was classified as other current payable.

In January 2014, Zhonghe entered into an agreement with Car King Tianjin to rent approximately 9,927 square meters of the Airport International Auto Mall for a period of ten years through December 2023. Rent per the agreement was approximately $240,000 and $730,000 for the three months and nine months ended September 30, 2015. The Company recognized rental income of approximately $0 and $652,000 for the three months and nine months ended September 30, 2014 related to this lease. Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture (as defined below) since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall. In July 2015, Car King Tianjin remitted approximately $1.84 million (RMB11,500,000) of which unpaid rent of $270,000 (RMB1,500,000) was applied to rent receivable and repayment of an outstanding loan balance of $1.57 million (RMB10,000,000) to the Company. The Company recorded rent income of $1,462,877 for deferred rent for the period from third quarter of 2014 to the second quarter of 2015. Since Car King Tianjin continues not to generate sufficient cash to maintain its operations without relying on loans from its shareholders, the Company deferred recording the rental income for the three months ended September 30, 2015 until the cash collection is certain.

Net balance due from Car King Tianjin was $487,897 and $1,803,706 as of September 30, 2015 and December 31, 2014, respectively. The balances were reduced by the Company’s shared cumulative loss of Car King Tianjin.

The balances as discussed above as of September 30, 2015 and December 31, 2014 are interest-free, unsecured and have no fixed term of repayment.  During the three months and nine months ended September 30, 2015 and 2014, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

Three Months Ended September 30, 2015

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$148,614,443	$1,541,186	$15,239	$-	$1,450,886	$-	$-	$151,621,754
Cost of revenue	148,183,172	946,254	-	-	-	-	-	149,129,426

Operating expenses
Selling and marketing	92,974	92,973	23,243	-	23,243	-	-	232,433
General and administrative	46,997	46,999	28,199	18,800	563,987	-	234,997	939,979
Recovery of reserve due from Car King Tianjin	-	-	-	-	(1,524,894)	-	-	(1,524,894)
Total operating expenses	139,971	139,972	51,442	18,880	(937,664)	-	234,997	(352,482)
Income (loss) from operations	$291,300	$454,960	$(36,203)	$(18,880)	$2,388,550	$-	$(234,997)	$2,844,810

Three Months Ended September 30, 2014

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$90,341,713	$2,009,704	$25,713	$-	$-	$-	$-	$92,377,130
Cost of revenue	90,127,323	1,148,456	4,881	-	-	-	-	91,280,660

Operating expenses
Selling and marketing	55,146	221,534	5,359	-	-	-	-	282,039
General and administrative	101,740	408,711	9,886	-	-	-	520,337	1,040,674
Total operating expenses	156,886	630,245	15,245	-	-	-	520,337	1,322,713
Income (loss) from operations	$57,504	$231,003	$5,587	$-	$-	$-	$(520,337)	$(226,243)

Nine Months Ended September 30, 2015

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$326,924,561	$4,235,307	$49,575	$-	$1,450,886	$-	$-	$332,660,329
Cost of revenue	326,118,391	2,735,387	-	-	-	-	-	328,853,778

Operating expenses
Selling and marketing	253,654	253,653	63,412	-	63,412	-	-	634,131
General and administrative	145,987	145,993	87,596	58,398	1,751,919	-	729,973	2,919,866
Recovery of reserve due from Car King Tianjin	-	-	-	-	(1,524,894)	-	-	(1,524,894)
Total operating expenses	399,641	399,646	151,008	58,398	290,437	-	729,973	2,029,103
Income (loss) from operations	$406,529	$1,100,274	$(101,433)	$(58,398)	$1,160,449	$-	$(729,973)	$1,777,448

Nine Months Ended September 30, 2014

	Sales of	Financing	Web-based Advertising	Automobile Value Added	Airport Auto Mall Automotive	Auto Mall Management
	Automobiles	Services	Services	Services	Services	Service	Corporate	Total

Net revenue	$306,569,435	$5,345,797	$188,105	$125,110	$645,529	$164,971	$-	$313,038,947
Cost of revenue	306,249,384	3,222,186	15,694	8,097	-	2,336	-	309,497,697

Operating expenses
Selling and marketing	91,831	404,490	30,532	15,329	104,350	21,306	-	667,838
General and administrative	217,030	962,250	85,457	51,152	316,840	71,096	1,703,828	3,407,653
Total operating expenses	308,861	1,366,740	115,989	66,481	421,190	92,402	1,703,828	4,075,491
Income (loss) from operations	$11,190	$756,871	$56,422	$50,532	$224,339	$70,233	$(1,703,828)	$(534,241)

Following are total assets by segment:

Total Assets	Sales of Automobiles	Financing Services	Web-based Advertising Services	Automobile Value Added Services	Airport Auto Mall Automotive Services	Corporate	Total
As of September 30, 2015	$166,143,064	$93,836,149	$213,743	$377,486	$48,735,895	$11,381,480	$320,687,817
As of December 31, 2014	$113,248,213	$111,720,132	$399,463	$979,003	$51,287,018	$877,927	$278,511,756

(16)         Subsequent Event

On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe to extend the due date for the $17 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum.

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

On September 23, 2015, the Company sold its equity interest in Zhengji, which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,030,303 (net of cash of $7,364 at Zhengji and amount due to Zhengji of $5,200,741). Zhengji’s assets consisted of automobile inventories of $3,402,248, other assets of $12,418 and other current liabilities of $2,316 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $209,638 after consideration of the non controlling interest of $172,409 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe to extend the due date for the $17 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum.

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

Inventories

Inventory is stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of September 30, 2015 and December 31, 2014, the reserve for obsolescence amounted to $0 and $810,282, respectively.

 Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2015 and December 31, 2014, the deferred tax liabilities amounted to $9,982,771 and $11,028,988, respectively.

 The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $25.7 million as of September 30, 2015. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2015 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2015, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2015	% of net revenue	Three Months Ended September 30, 2014	% of net revenue	Change in %
Net revenue	$151,621,754	100.00%	$92,377,130	100.00%	64.13%
Cost of revenue	149,129,426	98.36%	91,280,660	98.81%	63.37%
Gross profit	2,492,328	1.64%	1,096,470	1.19%	127.30%
Operating expenses	(352,482)	(0.23)%	1,322,713	1.43%	(126.65)%
Income (loss) from operations	2,844,810	1.88%	(226,243)	(0.24)%	(1,357.41)%
Other expenses	(1,747,440)	(1.15)%	(1,749,787)	(1.89)%	(0.13)%
Income (loss) before income taxes and noncontrolling interests	1,097,370	0.72%	(1,976,030)	(2.14)%	(155.53)%
Net income (loss)	1,248,757	0.82%	(1,772,277)	(1.92)%	(170.46)%
Net income (loss) attributable to shareholders of China Auto Logistics Inc.	$1,248,880	0.82%	$(1,770,213)	(1.92)%	(170.55)%

For the three months ended September 30, 2015, our net revenue increased 64.13% to $151,621,754, from $92,377,130 for the same period in 2014, and our cost of revenue increased 63.37% to $149,129,426 from $91,280,660 for the same period in 2014. Our gross profit margin increased 127.3% to 1.64% for the three months ended September 30, 2015 from 1.19% for the same period in 2014.  As compared to the same period in 2014, our gross profit, income from operations, net income and net income attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2015 increased 127.3% to $2,492,328, increased 1,357.41% to $2,844,810, increased 170.46% to $1,248,757, and increased 170.55% to $1,248,880, respectively, primarily due to the previously deferred rent income being recognized as revenue, reversal of the reserve for due from Car King Tianjin, and the increase in sales of automobiles which were partially offset by the decline in revenue generated from financing services.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2015	% of net revenue	Three Months Ended September 30, 2014	% of net revenue	Change in %
Net revenue	$151,621,754	100.00%	$92,377,130	100.00%	64.13%
- Sales of Automobiles	148,614,443	98.01%	90,341,713	97.79%	64.50%
- Financing Services	1,514,186	1.02%	2,009,704	2.18%	(23.31)%
- Web-based Advertising Services	15,239	0.01%	25,713	0.03%	(40.73)%
- Automobile Value Added Services	-	0.00%	-	0.00%	-%
- Airport Auto Mall Automotive Services	1,450,886	0.96%	-	0.00%	-%
- Auto Mall Management Services	-	0.00%	-	0.00%	-%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 64.5% to $148,614,443 for the three months ended September 30, 2015 from $90,341,713 for the same period in 2014.  During the three months ended September 30, 2015 and 2014, the Company sold 1,418 automobiles and 881 automobiles, respectively, representing an increase of approximately 61% in volume. The average unit selling price per automobile increased to $105,000 for the three months ended September 30, 2015 from $103,000 for the same period in 2014.  Our sales increased substantially during the three months ended September 30, 2015 compared to the same period of 2014. In early August, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against U.S. dollars over a 5-day period. As most of the observers and economists expect RMB will continue to devalue against U.S. dollars and other major currencies, many of our customers expect the prices for imported automobiles will increase. As a result, some of our customers increased their orders in anticipation of increased prices. While we expect this trend to be short term, our sales increased substantially during the three months ended September 30, 2015.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market.  While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to maintain or expand our market share and maintain our market leader status.  During the three months ended September 30, 2015, sales for our top three selling brands, Mercedes Benz, Toyota, and Land Rover accounted for 74% of our total net automobile sales.  During the three months ended September 30, 2014, sales for our top three selling brands, Mercedes Benz, Land Rover, and Toyota accounted for 67% of our net automobile sales.  Our gross margin for Sales of Automobiles increased to 0.29% for the three months ended September 30, 2015 from 0.24% for the three months ended September 30, 2014 and increased from 0.02% for the full year of 2014.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 46% and 25% of the Company’s sales during the three months ended September 30, 2015 and 2014, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the three months ended September 30, 2015 decreased 23.31% to $1,541,186 from $2,009,704 for the same period in 2014.  The Company had aggregate credit lines of approximately $170 million (RMB1.08 billion) and had approximately $66.2 million drawn on our lines as of September 30, 2015.  In addition to the facility lines of credit agreements with various banks, the Company had $68.7 million of short-term borrowings with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank as of September 30, 2015. We had approximately $66.2 million drawn on our $174 million lines of credit as of September 30, 2014.   The gross margin for our Financing Services segment decreased to 38.6% for the three months ended September 30, 2015 from 42.85% for the three months ended September 30, 2014.

Our Financing Services revenue consists of two portions: the interest income and fee income.  Revenue from the fee income portion of our Financing Services decreased during the three months ended September 30, 2015 as a result of lower fee income generated during the period.  Excluding revenue from the interest income portion of $946,254 and $1,138,879 in the three months ended September 30, 2015 and 2014, respectively, revenue from the fee income portion decreased 31.68% to $594,932 for the three months ended September 30, 2015 from $870,825 for the same period in 2014. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had to limit our provision of this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited during the three months ended September 30, 2015. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of September 30, 2015 and December 31, 2014, we had approximately $170 million (RMB1.08 billion) and $182 million (RMB1.12 billion), respectively, lines of credit available to use in our Financing Services. As of September 30, 2015 and December 31, 2014, we had approximately $104 million and $119 million, respectively, lines of credit available to use in our Financing Services. As of November 10, 2015, the Company had aggregate credit lines of approximately $170 million (RMB1.08 billion). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

In response to the economic slowdown in China, the Central Bank of China decreased the benchmark rate for borrowings by 0.25% to 4.35% in October 2015, which followed several interest rate cuts earlier 2015. We expect these interest reduction policies to increase the use of our Financing Services because of the lower cost of borrowing for our customers.

Web-based Advertising Services

The Company operates two websites, www.at188.com and www.at160.com which serve a broad spectrum of China’s “auto living” public by providing information about automobiles and auto-related products and services.  We currently operate in one single city in Tianjin. In the three months ended September 30, 2015 and 2014, all of our revenue from our websites was generated by subscription fees and advertisements.  Revenues from our Web-based Advertising Services decreased 40.73% from $25,713 for the three months ended September 30, 2014 to $15,239 for the same period in 2015.   Since the fiscal year 2012, we have revised our business plan and moved away from Web-based Advertising Services to focus on automobile sales, Financing Services and, starting in the first quarter of 2014, the newly developed used car business through Car King Tianjin and any potential opportunities through operating the Airport International Auto Mall. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Automobile Value Added Services

Revenue from our Automobile Value Added Services includes services such as assistance with customs clearance, storage and nationwide delivery services. We did not generate any revenue from Automobile Value Added Services during the three months ended September 30, 2015 and 2014. We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

Zhonghe operates two businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business and are in discussions with Car King Tianjin to lease additional space of this facility as its operation size continues to grow. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. From the start of operations in March 2014, Car King Tianjin has gradually increased our volume in used car sales in the Tianjin region. As of June 30, 2015 and December 31, 2014, we had approximately $1.8 million due from Car King Tianjin. Due to the cumulative loss incurred by Car King Tianjin, the balance due from Car King Tianjin was reduced by the shared cumulative loss of the investment in Car King Tianjin Car King Tianjin and the remaining balance was fully reserved as a result of the uncertainties of collecting these advances. During the three months ended September 30, 2015, Car King Tianjin remitted approximately $1.84 million (RMB11,500,000) of which $270,000 (RMB1,500,000) was applied to rent receivable and repayment of an outstanding loan balance of $1.57 million (RMB10,000,000) to the Company. As a result, the previously reserve amount was reversed and such reversal was recorded as recovery of reserve due from Car King Tianjin in the amount of $1,524,894 in the condensed consolidated statement of operations during the three months ended September 30, 2015.

The Company recognized rental income of approximately $0 and $652,000 for the three months and nine months ended September 30, 2014 related to this lease. Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture (as defined below) since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall. The Company recorded rent income of $1,462,877 for deferred rent for the period from third quarter of 2014 to the second quarter of 2015. Rent per the agreement was approximately $240,000 for the three months ended September 30, 2015. Since Car King Tianjin cannot generate sufficient cash to maintain its operations without relying on loans from its shareholders, the Company will not report rent income until cash is collected.

Since we own less than 50% of Car King Tianjin and have no significant control over Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the three months ended September 30, 2015 and 2014, Car King Tianjin generated revenue in the amount of $1,904,293 and $1,169,322, respectively, and incurred a loss of $794,077 and $401,306, respectively. Car King Tianjin’s revenue represented revenue from sales of used automobiles at the Airport International Auto Mall and agency commissions earned from selling automobiles owned by other Car King locations. The increase in revenue was a result of substantial increase in the number of automobiles sold through Car King Tianjin. During the three months ended September 30, 2015, the number of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, reached 441 automobiles, including 46 automobile sales out of our own inventories and 395 automobiles for which we acted as sales agent. During the three months ended September 30, 2014, the number of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, was 278 automobiles, including 17 automobile sales out of our own inventories and 261 automobiles for which Car King Tianjin acted as sales agent. Car King Tianjin has reduced its mark-up for the used car sales or agency commission rates in order to increase the number of automobiles sold and to promote the “Car King” name in the Tianjin area. As a result, Car King Tianjin’s net loss increased during the three months ended September 30, 2015 compared to the same period of 2014 even though its revenue increased during the three months ended September 30, 2015 compared to the same period of 2014. Because the used car market in China is still in a preliminary development stage, we expect the overall used car market to continue to grow, and we hope that our investment will generate reasonable returns in the coming years. As of September 30, 2015 and December 31, 2014, the investment in Car King Tianjin amounted to $0 as the 40% share of the cumulative loss in Car King Tianjin exceeded our capital investment.

Cost of Revenue

	Three Months Ended September 30, 2015	% of net revenue	Three Months Ended September 30, 2014	% of net revenue	Change in %
Net revenue	$151,621,754	100.00%	$92,377,130	100.00%	64.13%

Cost of revenue	$149,129,426	98.36%	$91,280,660	98.81%	63.37%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue increased 63.37% from $91,280,660 for the three months ended September 30, 2014 to $149,129,426 for the three months ended September 30, 2015. Our cost of revenue increased, less than the percentage increase in net revenue, primarily due to improved gross margin in Sales of Automobiles and previous deferred rental income being recognized during the three months ended September 30, 2015 which was partially offset by the lower fee income in the Financing Services. Sales of automobiles accounted for 98.01% of our total revenue for the three months ended September 30, 2015 as compared to 97.79% for the three months ended September 30, 2014.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized and shifted slightly higher compared to the full year of 2014, we expect that our overall gross margin will stabilize through the remainder of 2015.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Three Months Ended September 30, 2015	% of total	Three Months Ended September 30, 2014	% of total	Change in %
Operating Expenses
- Selling and Marketing	$232,433	(65.95)%	$282,039	21.32%	(17.59)%
- General and Administrative	939,979	(266.68)%	1,040,674	78.68%	(9.68)%
- Recovery of reserve due from Car King Tianjin	(1,524,894)	432.63%	-	-	-%
Total	$(352,482)	100.00%	$1,322,713	100.00%	(126.65)%

During the three months ended September 30, 2015, our total operating expenses decreased 126.65% to negative $352,482 from $1,322,713 for the same period in 2014.  This decrease was primarily a result of the recovery of reserve due from Car King Tianjin in the amount of $1,524,894 which was partially offset by 17.59% decrease in selling and marketing expenses and 9.68% decrease in general and administrative expenses for the three months ended September 30, 2015 compared to the same period in 2014.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in
	2015	2014	%
Primary selling and marketing expenses
- Payroll	$48,030	$44,805	7.20%
- Staff-related costs	43,798	25,754	70.06%
- Advertising and promotion	1,864	8,808	(78.84)%
- Entertainment	26,663	17,711	50.54%
- Rent	16,329	44,662	(63.44)%

Payroll expenses increased 7.2% during the three months ended September 30, 2015 primarily due to the general pay rate increase for our employees. Staff-related costs increased 70.06% primarily due to more employee welfare costs incurred during the current period. We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses increased by 50.54% for the three months ended September 30, 2015.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the reduced exhibition spaces rented in the Airport International Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30,		Change in
	2015	2014	%
Primary general and administrative expenses
- Payroll	$65,933	$75,988	(13.23)%
- Staff- related costs	11,438	34,871	(67.20)%
- Entertainment	16,755	29,599	(43.39)%
- Depreciation	561,521	614,533	(8.63)%
- Legal and professional fees	102,254	155,114	(34.08)%

Payroll expenses decreased 13.23% during the three months ended September 30, 2015 primarily due to the decrease in the number of administration employees to reduce our cost which was partially offset by the impact of general pay rate increase for our employees.  Staff-related costs decreased 67.2% during the three months ended September 30, 2015, as a result of less welfare costs incurred during the current period.  Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses decreased 8.63% due to reduced depreciation expense on the Airport International Auto Mall as a result of reduced cost basis at December 31, 2014.  Legal and professional fees decreased 34.08% for the three months ended September 30, 2015 primarily due to higher costs incurred related to certain regulatory matters during the same period of 2014.

Recovery of reserve due from Car King Tianjin

In July 2015, Car King Tianjin repaid approximately $1.84 million (RMB11,500,000) to the Company. As a result, the previously reserve amount was reversed and recorded as recovery of reserve due from Car King Tianjin in the amount of $1,524,894 in the condensed consolidated statement of operations during the three months ended September 30, 2015.

Income (loss) from Operations

Income from operations increased 1,357.41% for the three months ended September 30, 2015 to $2,844,810 from loss from operations of $226,243 in the same period in 2014.  Our gross profit increased 127.3% to $2,492,328 for the three months ended September 30, 2015 from $1,096,470 for the same period in 2014.   During the three months ended September 30, 2015, Car King Tianjin remitted approximately $1.84 million (RMB11,500,000) of which unpaid rent of $270,000 (RMB1,500,000) was applied to rent receivable and repayment of an outstanding loan balance of $1.57 million (RMB10,000,000) to the Company. The Company recorded rent income of $1,462,877 for deferred rent for the period from third quarter of 2014 to the second quarter of 2015. In addition, the gross profit increased as a result of higher sales generated from the Sales of Automobiles segment and higher gross margin generated from this segment compared to the same period of 2014, which was partially offset by the decline in Financing Services segment.

Other Income and Expenses

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $1,727,801 during the three months ended September 30, 2015 compared to $1,770,518 during the same period of 2014. The decrease of $42,717 or 2.41% was primarily due to the less interest incurred on lower balance of outstanding payables related to the Zhonghe Acquisition which was partially offset by higher interest expense on increased balances of our short-term borrowings.

Loss on disposal of property and equipment was $0 during the three months ended September 30, 2015 compared to $203 during the same period of 2014. We dispose property and equipment from time to time as needed.

Loss on sale of equity interest in subsidiary in the amount of $209,638 was incurred related to the sale of 98% interest in Zhengji on September 23, 2015. The Company sold its equity interest in Zhengji to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,030,303 (net of cash of $7,364 at Zhengji and amount due to Zhengji of $5,200,741). Zhengji’s assets consisted of automobile inventories of $3,402,248, other assets of $12,418 and other current liabilities of $2,316 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $209,638 after consideration of the non controlling interest of $172,409 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

As of June 30, 2015, the amount due from Car King Tianjin was reduced by approximately $585,000 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin (“Reduction Amount”). As the net balance due from Car King Tianjin decreased to approximately $488,000 as a result of the collection on the amount due from Car King Tianjin in July 2015, we reduced the Reduction Amount by $73,878 during the three months ended September 30, 2015 and recorded approximately $23,000 for foreign currency translation adjustments under other comprehensive income (loss). Equity loss – share of investee company of $160,522 represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest during the three months ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2015	% of net revenue	Nine Months Ended September 30, 2014	% of net revenue	Change in %
Net revenue	$332,660,329	100.00%	$313,038,947	100.00%	6.27%
Cost of revenue	328,853,778	98.86%	309,497,697	98.87%	6.25%
Gross profit	3,806,551	1.14%	3,541,250	1.13%	7.49%
Operating expenses	2,029,103	0.61%	4,075,491	1.30%	(50.21)%
Income (loss) from operations	1,777,448	0.53%	(534,241)	(0.17)%	(432.71)%
Other expenses	(5,949,125)	(1.79)%	(5,082,217)	(1.62)%	17.06%
Loss before income taxes and noncontrolling interests	(4,171,677)	(1.25)%	(5,616,458)	(1.79)%	(25.72)%
Net loss	(3,664,024)	(1.10)%	(4,972,295)	(1.59)%	(26.31)%
Net loss attributable to shareholders of China Auto Logistics Inc.	$(3,662,924)	(1.10)%	$(4,962,635)	(1.59)%	(26.19)%

For the nine months ended September 30, 2015, our net revenue increased 6.27% to $332,660,329, from $313,038,947 for the same period in 2014, and our cost of revenue increased 6.25% to $328,853,778 from $309,497,697 for the same period in 2014.  Gross profit margin increased 7.49% to 1.14% for the nine months ended September 30, 2015 from 1.13% for the same period in 2014.  As compared to the same period in 2014, our gross profit, income (loss) from operations, net loss and net loss attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2015 increased 7.49% to $3,806,551, increased 432.71% to $1,777,448, decreased 26.31% to $(3,664,024) and decreased 26.19% to $(3,662,924), respectively, primarily due to the previously deferred rent income being recognized as revenue and the reversal of a reserve due from Car King Tianjin during the nine months ended September 30, 2015 and increase in sales of automobiles which were partially offset by the decline in revenue generated from financing services.  In addition, the previously reversed amount due from Car King Tianjin was reversed and recorded as recovery of reserve due from Car King Tianjin in the amount of $1,524,894 during the nine months ended September 30, 2015.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2015	% of net revenue	Nine Months Ended September 30, 2014	% of net revenue	Change in %
Net revenue	$332,660,329	100.00%	$313,038,947	100.00%	6.27%
- Sales of Automobiles	326,924,561	98.28%	306,569,435	97.93%	6.64%
- Financing Services	4,235,307	1.27%	5,345,797	1.71%	(20.77)%
- Web-based Advertising Services	49,575	0.01%	188,105	0.06%	(73.65)%
- Automobile Value Added Services	-	0.00%	125,110	0.04%	(100.00)%
- Automobile Mall Automotive Services	1,450,886	0.44%	645,529	0.21%	124.76%
- Auto Mall Management Services	-	0.00%	164,971	0.05%	(100.00)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 6.64% to $326,924,561 for the nine months ended September 30, 2015 from $306,569,435 for the same period in 2014.  During the nine months ended September 30, 2015 and 2014, the Company sold 3,060 automobiles and 2,910 automobiles, respectively, representing an increase of approximately 5% in volume. The average unit selling price per automobile for the nine months ended September 30, 2015 and 2014 was $107,000.and 105,000, respectively.

During the nine months ended September 30, 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 74% of our total net automobile sales.  During the nine months ended September 30, 2014, sales for our top three selling brands, Land Rover, BMW, and Mercedes Benz accounted for 66% of our net automobile sales.  Our gross margin for Sales of Automobiles increased to 0.25% for the nine months ended September 30, 2015 from 0.10% for the nine months ended September 30, 2014 and from 0.02% for the full year of 2014.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 41% and 26% of the Company’s sales during the nine months ended September 30, 2015 and 2014, respectively.  The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for the nine months ended September 30, 2015 decreased 20.77% to $4,235,307 from $5,345,797 for the same period in 2014.   The gross margin for our Financing Services segment decreased to 35.41% for the nine months ended September 30, 2015 from 39.72% for the nine months ended September 30, 2014.   We paid a maintenance fee on our line of credit with Agricultural Bank of China in the amount of $163,000 during the three months ended March 31, 2015 which was included in the cost of revenue. Excluding this fee, our gross margin for Financing Services would have been 39.26% for the nine months ended September 30, 2015.

Excluding revenue from the interest income portion of $2,572,409 and $3,195,381 in the nine months ended September 30, 2015 and 2014, respectively, revenue from the fee income portion decreased 22.67% to $1,662,898 for the nine months ended September 30, 2015 from $2,150,416 for the same period in 2014. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had to limit our provision of this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited during the nine months ended September 30, 2015. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

Web-based Advertising Services

Revenues from our Web-based Advertising Services decreased 73.65% to $49,575 for the nine months ended September 30, 2015 from $188,105 for the same period in 2015.

Automobile Value Added Services

Revenue from our Automobile Value Added Services includes services such as assistance with customs clearance, storage and nationwide delivery services. We did not generate any revenue from Automobile Value Added Services during the nine months ended September 30, 2015. Revenue from this segment was $125,110 for the nine months ended September 30, 2014.. We expect our Automobile Value Added Services revenue to fluctuate from time to time depending on our customers’ needs.

Airport Auto Mall Automotive Services

Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall. In July 2015, Car King Tianjin repaid approximately $1.84 million (RMB11,500,000) for past unpaid rent and loans to the Company. During the nine months ended September 30, 2015, the Company recorded rent income of $1,462,877 for deferred rent for the period from third quarter of 2014 to the second quarter of 2015. Rent per the agreement was approximately $240,000 for the three months ended September 30, 2015. Since Car King Tianjin cannot generate sufficient cash to maintain its operations without relying on loans from its shareholders, the Company defers recording the rental income for the three months ended September 30, 20105 until the cash collection is certain. The Company recognized rental income of approximately $0 and $652,000 for the three months and nine months ended September 30, 2014 related to this lease.

Auto Mall Management Services

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center for a one-year period for aggregate consideration of $1,000,000. This agreement had been renewed annually. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. As a result, the Company has ceased to provide Auto Mall Management Services, and we plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments. As a result, we did not recognize any Auto Mall Management Services revenue for the nine months ended September 30, 2015. We recognized $164,971 for the nine months ended September 30, 2014.

Cost of Revenue

	Nine Months Ended September 30, 2015	% of net revenue	Nine Months Ended September 30, 2014	% of net revenue	Change in %
Net revenue	$332,660,329	100.00%	$313,038,947	100.00%	6.27%

Cost of revenue	$328,853,778	98.86%	$309,497,697	98.87%	6.25%

Our cost of revenue consists primarily of the cost of automobiles paid to our suppliers, certain direct labor and overhead costs related to our Financing Services, Web-based Advertising Services, Value Added Services, and Airport Auto Mall Automotive Services.  Our cost of revenue increased 6.25% from $309,497,697 for the nine months ended September 30, 2014 to $328,853,778 for the nine months ended September 30, 2015. Our cost of revenue increased, less than the percentage increase in net revenue, primarily due to improved gross margin in Sales of Automobiles and previously deferred rental income being recognized during the three months ended September 30, 2015 which was partially offset by the lower fee income in the Financing Services and a maintenance fee on our line of credit with Agricultural Bank of China in the amount of $163,000 which was included in the cost of revenue during the three months ended March 31, 2015. Sales of automobiles accounted for 98.28% of our total revenue for the nine months ended September 30, 2015 as compared to 97.93% for the nine months ended September 30, 2014.  Automobile sales traditionally generate high revenues but low gross margins. As the gross margin of our automobile sales has stabilized and shifted slightly higher compared to the same period of 2014 and the full year of 2014, we expect that our overall gross margin will stabilize through the remainder of 2015.

We have limited control over the cost of automobiles, as the prices of imported automobiles are determined by suppliers and are dependent upon market conditions.  We will continue to work on obtaining more favorable terms and discounts by strengthening our relationships with suppliers and placing more batch orders.

Operating Expenses

	Nine Months Ended September 30, 2015	% of total	Nine Months Ended September 30, 2014	% of total	Change in %
Operating Expenses
- Selling and Marketing	$634,131	31.26%	$667,838	16.38%	(5.05)%
- General and Administrative	2,919,866	143.90%	3,407,653	83.62%	(14.31)%
- Recovery of reserve due from Car King Tianjin	(1,524,894)	(75.16)%	-	-	-%
Total	$2,029,103	100.00%	$4,075,491	100.00%	(50.21)%

During the nine months ended September 30, 2015, our total operating expenses decreased 50.21% to $2,029,103 from $4,075,491 for the same period in 2014.  This decrease was primarily a result of the recovery of reserve due from Car King Tianjin in the amount of $1,524,894 which was partially offset by 5.05% decrease in selling and marketing expenses and 14.31% decrease in general and administrative expenses for the nine months ended September 30, 2015 compared to the same period in 2014.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in
	2015	2014	%
Primary selling and marketing expenses
- Payroll	$146,996	$129,353	13.64%
- Staff-related costs	109,639	82,159	33.45%
- Advertising and promotion	7,745	28,489	(66.00)%
- Entertainment	51,664	49,648	4.06%
- Rent	49,746	111,963	(55.57)%

Payroll expenses increased 13.64% during the nine months ended September 30, 2015 primarily due to the decrease in the number of administration employees to reduce our cost which was partially offset by the impact of general pay rate increase for our employees.  Staff-related costs increased 33.45% during the nine months ended September 30, 2015, as a result of more welfare costs incurred during the current period.   We incur advertising and promotion expenses from to time in our normal business operations.  Entertainment expenses decreased by 21.72% for the nine months ended September 30, 2015.  Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.  Rent expenses decreased primarily due to the reduced exhibition spaces rented in the Airport International Auto Mall.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30,		Change in
	2015	2014	%
Primary general and administrative expenses
- Payroll	$211,998	$237,911	(10.89)%
- Staff- related costs	46,008	76,474	(39.84)%
- Entertainment	97,963	113,525	(13.71)%
- Depreciation	1,725,847	1,898,514	(9.09)%
- Legal and professional fees	505,277	581,944	(13.17)%

Payroll expenses decreased 10.89% during the nine months ended September 30, 2015 primarily due to the decrease in the number of administration employees to reduce our cost.  Staff-related costs decreased 39.84% primarily due to lower employee welfare costs incurred during the current period. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Depreciation expenses decreased 9.09% due to reduced depreciation expense on the Airport International Auto Mall as a result of reduced cost basis at December 31, 2014.  Legal and professional fees decreased 13.17% for the nine months ended September 30, 2015 primarily due to higher auditing and legal expenses incurred related to the Zhonghe acquisition during the same period of 2014.

Recovery of reserve due from Car King Tianjin

In July 2015, Car King Tianjin repaid approximately $1.84 million (RMB11,500,000) to the Company. As a result, the previously reserve amount was reversed and recorded as recovery of reserve due from Car King Tainjing in the amount of $1,524,894 in the condensed consolidated statement of operations during the nine months ended September 30, 2015.

Income (loss) from Operations

Income from operations increased 432.71% for the nine months ended September 30, 2015 to $1,777,448 from loss from operations of $534,241 in the same period in 2014.  Our gross profit increased 7.49% to $3,806,551 for the nine months ended September 30, 2015 from $3,541,250 for the same period in 2014.   In July 2015, Car King Tianjin repaid approximately $1.84 million (RMB11,500,000) for past unpaid rent and loans to the Company. The Company recorded rent income of $1,462,877 for deferred rent for the period from third quarter of 2014 to the second quarter of 2015. In addition, the gross profit increased as a result of higher sales generated from the Sales of Automobiles segment and higher gross margin generated from this segment compared to the same period of 2014, which was partially offset by the decline in Financing Services segment.

Other Income and Expenses

The Company’s interest income is generated by interest earned through bank deposits.

Interest expense was $5,540,821 during the nine months ended September 30, 2015 compared to $4,812,998 during the same period of 2014. The increase of $727,823 or 15.12% was primarily due to higher interest expense on increased balances of our short-term borrowings which was partially offset by less interest incurred on lower balance of outstanding payables related to the Zhonghe Acquisition.

Loss on disposal of property and equipment was $8,254 during the nine months ended September 30, 2015 compared to gain on disposal of property and equipment in the amount of $11,737 during the same period of 2014. We dispose property and equipment from time to time as needed.

Loss on sale of equity interest in subsidiary in the amount of $209,638 was incurred related to the sale of 98% interest in Zhengji on September 23, 2015. The Company sold its equity interest in Zhengji to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,030,303 (net of cash of $7,364 at Zhengji and amount due to Zhengji of $5,200,741). Zhengji’s assets consisted primarily automobile inventories in the amount of $3,349,237 on the disposal date. The loss related to this sale represented the excess of carrying value of the net assets over the sales price.

Foreign exchange gain (loss) represented foreign currency changes related to our foreign currency short-term borrowings. Our foreign currency gain (loss) fluctuates from time to time depending on the exchange rate fluctuations between RMB and currencies of certain major countries.

Equity loss – share of investee company loss of $422,126 and $648,907 during the nine months ended September 30, 2015 and 2014, respectively, represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest.

Inflation

We believe that inflation has had a negligible effect on operations for the nine month period ended September 30, 2015.  However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company.  We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

Borrowings on certain of our lines of credit related to Financing Services and short term borrowings are guaranteed by a list of individuals and entities including Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and our long term customers and suppliers. If these executives, customers and suppliers elect not to guarantee our lines of credit and short term borrowings, we may not be able to obtain these financings from the banks in the future and our business will be significantly impacted.

 The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(6,424,709)	$(50,004,432)
Net cash provided by (used in) investing activities	3,037,260	(1,299,438)
Net cash provided by financing activities	2,231,452	39,687,665
Effect on exchange rate change on cash	(199,952)	(88,371)
Cash and cash equivalents at beginning of period	7,793,952	15,041,505
Cash and cash equivalents at end of period	6,438,003	3,336,929

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2015. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders was $3,662,924 and $4,962,635 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company has a working capital deficit of $17,334,399, including $68,740,591 in current liabilities for short-term borrowings which are due during the period between January 2016 and August 2016, and $17,294,134 in current liabilities payable to Hezhong related to the Company’s acquisition of Zhonghe (the “Zhonghe Acquisition”), which is due in May 2016 (extended from November 2015), and for which the Company does not currently have the necessary capital to re-pay. Net cash used in operations during the nine months ended September 30, 2015 was $6,424,709. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

During the nine months ended September 30, 2015, we had net cash used in operating activities of $6,424,709 as compared to $50,004,432 during the same period of 2014.   Net cash used in operating activities during the nine months ended September 30, 2015 primarily consisted of a net loss of $3,664,024, an increase in restricted cash due to larger balance of restricted cash required for notes payable of $29,328,731, an increase in advances to suppliers of $42,899,839 due to the building up of our inventory orders in order to increase our inventory selections for our customers and certain purchase orders being subsequently canceled as a result of our change of assessment in the market demands. The net amount of cash used in operating activities was partially offset by an increase in notes payable to suppliers of $36,809,837, and an increase in customer deposits of $13,588,419 due to increased advanced payments from our customers for future sales.

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

Investing Activities

We received cash proceeds of $9,275 and $19,578 related to the disposal of an automobile used by the Company during the nine months ended September 30, 2015 and 2014, respectively.

We had net purchases of property and equipment in the amount of $2,318 and $10,963, respectively, during the nine months ended September 30, 2015 and 2014, respectively.

On September 23, 2015, the Company sold its equity interest in Zhengji, which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,030,303 (net of cash of $7,364 at Zhengji and amount due to Zhengji of $5,200,741). Zhengji’s assets consisted of automobile inventories of $3,402,248, other assets of $12,418 and other current liabilities of $2,316 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $209,638 after consideration of the non controlling interest of $172,409 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

We loaned $0 and $1,308,053 to Car King Tianjin for its working capital needs during the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

During the nine months ended September 30, 2015, net cash used by financing activities was $2,231,452 as compared to net cash provided by financing activities of $39,687,665 during the same period in 2014.  The net cash (used for) provided by financing activities during the nine months ended September 30, 2015 and 2014 included net borrowings of $2,178,927 and $60,077,876, respectively, on short-term loans from banks. In addition, cash payments related to the increase in restricted cash required by these short-term borrowings were $0 and $20,253,537 during the nine months ended September 30, 2015 and 2014, respectively. Furthermore, during the nine months ended September 30, 2015 and 2014, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $599,120 and $450,942, respectively, and repaid $455,373 and $589,180, respectively.

Our total cash and cash equivalents increased to $6,438,003 as of September 30, 2015, as compared to $3,336,929 as of September 30, 2014.

Working Capital

As of September 30, 2015, the Company had a working capital deficit of $17,334,399 compared to $7,298,690 as of December 31, 2014.

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

The Company has aggregate outstanding balance of lines of credit related to Financing Services of $66,229,767 and $63,106,959 as of September 30, 2015 and December 31, 2014, respectively, and outstanding balances of short-term borrowings of $68,740,591 and $68,909,343 as of September 30, 2015 and December 31, 2014, respectively. In addition, we had a bank overdraft with a balance of $2,250,780 and $2,423,015 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, we have the following payable related to the Zhonghe Acquisition:

Outstanding debt balance	$35,946,096
Less current portion	(17,294,134)
Outstanding debt balance less current portion	$18,651,962

Under the terms of the Auto Mall Acquisition Agreement, we made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.6 million each, including principal and interest in November of 2015 and 2016. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe to extend the due date for the $17 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. We have been financing these installment payments through our operating cash flows and bank loans. We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing. We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments. However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of September 30, 2015 and December 31, 2014, the Company had aggregate credit lines of $170 million (RMB1.08 billion) and $182 million (RMB1.12 billion), respectively, and had outstanding balances under these credit lines amounted to $66 million and $63 million, respectively. As of September 30, 2015 and December 31, 2014, we had approximately $104 million and $119 million, respectively, lines of credit available to use in our Financing Services. As of November 10, 2015, the Company had aggregate credit lines of $170 million (RMB1.08 billion) with its banks.

As of September 30, 2015 and December 31, 2014, we had an aggregate outstanding loan balance of $68,740,591 and $68,909,343, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 4.6% to 7.03% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,250,780 and $2,423,015 with Pudong Development Bank as of September 30, 2015 and December 31, 2014, respectively.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay approximately $91.4 million (RMB559,768,000) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.6 million each, including principal and interest in November of 2015 and 2016. As of September 30, 2015, we had an outstanding debt balance of $35,946,096.

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

We could be delisted from the Nasdaq Capital Market.

On November 3, 2015, the Company received notification from the Nasdaq Listings Qualification Department that for the previous 30 consecutive business days, the bid price of the Company's common stock (the "Common Stock") had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

The letter states that the Company will be provided 180 calendar days, or until May 2, 2016, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), the Company can regain compliance if at any time during the 180-day period the closing bid price of the Common Stock is at least $1.00 for a minimum of 10 consecutive business days.

If by May 2, 2016 the Company has not regained compliance with the minimum bid price requirement, it may be eligible to have an additional period of 180 days to regain compliance. To qualify for additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company is not eligible for the second compliance period, then the Nasdaq Staff will provide notice that the Company's securities will be subject to delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)   On September 23, 2015, China Auto Logistics Inc. (the “Company”), via its subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd., entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Wu Xiang Yang, an unrelated party, pursuant to which the Company agreed to transfer its ownership interest in Tianjin Zhengji International Trading Corporation (“Zhengji”) in exchange for $8,238,408 (RMB 51,749,594.74). The consideration amount received was $3,030,303 ($8,238,408 less $7,364 in cash at Zhengji and $5,200,741 in net amount due to Zhengji)., Zhengji’s assets consisted primarily automobile inventories with a carrying value of $3,402,248 on the disposal date.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of such Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

(b)   There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended September 30, 2015.

Item 6.	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Equity Transfer Agreement, dated as of September 23, 2015, by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Mr. Wu Xiang Yang
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.
(2)	Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date:  November 16, 2015

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Equity Transfer Agreement, dated as of September 23, 2015, by and between Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. and Mr. Wu Xiang Yang
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on March 7, 2006, Definitive Schedule 14C Information Statement filed on December 5, 2008 and Form 8-K filed on October 9, 2012.
(2)	Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

