Form 10-K
period 2015-12-31
China Auto Logistics Inc
filed 2016-04-07
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-34393

CHINA AUTO LOGISTICS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0657597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, The People’s Republic of China	300461
(Address of Principal Executive Offices)	(Zip Code)

(86) 22-2576-2771
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share traded on the NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,791,917 based on the closing price as reported on the NASDAQ Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock, $0.001 par value per share	4,034,394 shares

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

On November 1, 2010, the Company acquired all of the outstanding shares of Chongqing Qizhong Technology Development Co., Ltd. for $4.47 million which consisted of $1.01 million in cash, net of cash acquired and the issuance of 177,238 (pre reverse split of 1,063,427) shares of common stock valued at $3.46 million. During 2012, the Company deregistered the wholly owned subsidiaries of Qizhong, including Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi. All of these subsidiaries’ operations have been assumed by their parent company, Qizhong. The Company disposed of a majority of the assets of these subsidiaries and transferred the remaining net assets to our other subsidiaries. During 2013, the Company deregistered Qizhong and completely discontinued its operations.

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

On September 23, 2015, the Company sold its equity interest in Zhengji, which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,048,483 (net of cash of $7,408 at Zhengji and amount due to Zhengji of $5,231,941). Zhengji’s assets consisted of automobile inventories of $3,422,658, other assets of $12,493 and other current liabilities of $2,329 on the disposal date resulting in a loss on sale of equity interest in subsidiary in the amount of $210,895 after consideration of the non controlling interest of $173,444 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

Each of these subsidiaries is formed under the laws of the People’s Republic of China (the “PRC” or “China”) and conduct business in the PRC.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, Ganghui, Zhengji and Zhonghe, except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this report or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section, are to the consolidated business of Shisheng, Hengjia, Ganghui, Zhengji, Zhonghe, Qizhong, Beijing Goodcar, Xiamen Goodcar, Wuhan Youlu, Chengdu Haoche, Tianjin Goodcar and Kaizhi.

General

Our primary business is to provide a high quality comprehensive imported automobile sales and trading service and a web-based automobile sales and trading information platform to our customers. Shisheng, together with its wholly owned subsidiary Zhonghe, sells imported automobiles (“Sales of Automobiles”), which consisted of approximately 98% of our revenue generated in the year ended December 31, 2015. Additionally, Shisheng provides financing services (“Financing Services”) while Zhonghe provides airport auto mall automotive services (“Airport Auto Mall Automotive Services”) which includes a used car business and other automotive services at the Airport International Auto Mall. Our other majority owned subsidiaries Hengjia, Ganghui and Zhengji provide other services (“Other Services”) such as (i) web-based advertising services through two websites (ii) nationwide delivery services, (iii) management services to auto mall operators and (iv) customs clearance. The websites provide subscribers with up to date sales and trading information for imported and domestically manufactured automobiles and information about automobiles and auto-related products and service. The nationwide delivery services provide information on discounted automobile services to imported automobile distributors, and agents and individual customers located in China. Our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

We are currently the only one-stop service provider in Tianjin for Financing Services and Other Services. We also offer two websites: (a) www.at160.com (formerly www.1365car.com), which provides quotes and other information on domestically manufactured automobiles in Tianjin and (b) www.at188.com, which provides information on imported automobiles for the industry and individuals. We charge a membership fee for certain exclusive premium information to automobile dealers and agents in Tianjin.

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

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong (Tianjin) International Development Ltd. Co. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment remains to be due on November 30, 2016. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million.

On September 23, 2015, the Company sold its 98% equity interest in Zhengji, which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,048,483 (net of cash of $7,408 at Zhengji and amount due to Zhengji of $5,231,941). Zhengji’s assets consisted of automobile inventories of $3,422,658, other assets of $12,493 and other current liabilities of $2,329 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $210,895 after consideration of the non controlling interest of $173,444 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

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

China experienced significant economic growth and overtook the US as the world’s largest automobile market in 2011. According to data issued by the China Association of Automobile Manufacturers, approximately 24.5 million vehicles were produced in China in 2015, an increase of 3.3% from 2014. Approximately 24.6 million vehicles were sold in China during 2015, an increase of 4.7% from 2014. Even though the Chinese market continued to grow in terms of both production and sales, the growth rates decreased 4 percentage points and 2.2 percentage points, respectively, compared to those in 2014.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of December 31, 2015, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme. There are three major advantages of the Parallel Imported Vehicles over the imported vehicles sold by the authorized automobiles dealers. First, there is a price advantage for Parallel Imported Vehicles as there are several layers of distributorships for vehicles sold through authorized dealers. Second, due to the process time needed to approve new models of imported vehicles, the Parallel Imported Vehicles scheme allows the new models of imported vehicles become available earlier than those sold through the authorized dealers. Third, the Parallel Imported Vehicles scheme allows the importers to import limited edition vehicles, which are generally unavailable from the authorized dealers and provided more selections of vehicles to the consumers. We expect this new policy will create long-term benefits for our business.

As of December 31, 2015, eight cities in China, including Beijing, Shanghai, Guangzhou, Guiyang, Shenzhen, Shijiazhuang, Tianjin and Hangzhou, are subject to restrictions on automobile purchases. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted.

Our Competitive Strengths

We are committed to keeping our competitive edge by constantly evaluating and responding to market demand and providing new products and services. Our goals are to establish successful and long-term partnerships with our customers, employees and suppliers and to provide high quality services and products. In particular, we believe the following strengths differentiate our business:

●	We are headquartered in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles. Tianjin has a strong established presence in the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

●	We have a unique business model that combines Sales of Automobiles, Financing Services, Airport Auto Mall Automotive Services, and other automotive related services which enhances our ability to be a one-stop service provider for all of our customers’ needs with respect to imported automobiles and used automobiles in the PRC.

●	We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.

●	We maintain close relationships with many major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank, which gives us a competitive advantage over our competitors in providing Financing Services. As of March 30, 2016, the Company had aggregate credit lines of $166 million (RMB1.08 billion) with its banks.

●	Our key personnel each have more than fifteen years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

●	Create New Services. Through the Zhonghe Acquisition and the establishment of Car King Tianjin in November 2013, we entered into the used car sales market in 2014. We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for long-term growth. We are also considering expanding into the retail automobile sales market, which may generate higher overall gross margins than our current service offerings, by selling imported automobiles out of the Airport International Auto Mall. In November 2014, we started selling automobiles directly to consumers through displaying our automobiles at our exhibition show room and the marketing efforts by our sales team. We continue to evaluate the feasibility of starting retail operations and have not yet decided whether any retail plan will be implemented in the near future.

●	Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling. We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

●	Build a Relationship-Oriented Business. We have a history of building long-term relationships with clients rather than focusing on single-transactions. To that end, we aim to capitalize on our existing client base by establishing a national automobile dealer network for faster information exchange and closer coordination. We will also continue to place an emphasis on obtaining authorized agent licenses with large international automobile manufacturers.

●	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

Sale of Automobiles

We conduct our sales operations of imported automobiles primarily through Shisheng and Zhonghe. We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC. We sell our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, free traders or wholesalers located in inland China or non-port cities, and individual customers. We have the core competencies within our network to sell all makes and models of imported vehicles. Our sales network penetrates to agents and dealers in more than 100 cities. We have close working relationships with some of the largest automobile dealers in China.

Our revenues from the sale of imported automobiles and related activities were, $439.0 million for fiscal year 2011 (97.08% of all revenues), $581.2 million for fiscal year 2012 (98.30% of all revenues), $450.1 for the fiscal year 2013 (98.03%), $393.7 million for fiscal year 2014 (97.86% of all revenues), and $440.7 million for fiscal year 2015 (98.36% of all revenues) representing a 11.95% increase from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services. Our competitive advantage comes from relationships with major Chinese commercial banks, including China Merchants Bank, Agricultural Bank of China, PuDong Development Bank, China ZheShang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of March 30, 2016, the Company had aggregate credit lines of $166 million (RMB1.08 billion) with its banks. We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

The Company provides Financing Services to its customers using its facility lines of credit with its banks. The Company earns a service fee for the customers drawing its facility lines related to their purchases of automobiles and payment of import taxes. The customers bear all the interest and fees charged by the banks and prepay such amounts upon the execution of their service contracts with the Company. The customers are also required to make a deposit in the range of 10% to 15% of the purchase price of the automobile with the Company. The banks are granted a security interest in automobiles until the borrowings are fully paid.

Our revenues from Financing Services were $4,102,254 for fiscal year 2011 (0.91% of total revenues), $7,085,357 for fiscal year 2012 (1.20% of total revenues), $6,893,985 for fiscal year 2013 (1.50% of total revenues), and $7,403,202 for fiscal year 2014 (1.84% of total revenues), and $5,567,208 for fiscal year 2015 (1.24%), representing a decrease of 24.8% from the prior fiscal year.

Airport Auto Mall Automotive Services

Zhonghe operates two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We have been evaluating options to determine the best and most profitable uses for this facility. We lease approximately 37% of the Airport International Auto Mall to Car King Tianjin to operate a used car business. From the inception of Car King Tianjin’s business to the third quarter of 2015, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. Since the third quarter of 2015, Car King China has provided both the working capital and consigned inventories for Car King Tianjin’s operations. From the start of operations in March 2014, Car King Tianjin has gradually increased our volume in used car sales in the Tianjin region. As of December 31, 2014, the net balance due from Car King Tianjin was approximately $1,803,706. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,803,706 due from Car King Tianjin as a result of the uncertainties of collection. During the year ended December 31, 2015, the Company collected $1,780,788 due from Car King Tianjin, which was reserved as of December 31, 2014 and collected approximately $724,000 rent for the first three quarters of 2015.

The Company has not received any return on its investment in the Joint Venture since the inception of its operations due to the cumulative losses of Car King Tianjin. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall. Car King Tianjin’s cash flow improved after receiving additional working capital from Car King China during the second half of 2015. The Company has since collected the outstanding balance of due from Car King and rental income (as defined above) during the year ended December 31, 2015. The Company recorded rental income of $1,787,294 during the year ended December 31, 2015 which included the deferred rent for the period from July 1, 2014 to December 31, 2014 and which was collected in 2015. The Company recorded rental income of $665,693 for the year ended December 31, 2014.

As of December 31, 2015, we performed an impairment test on our goodwill and customer relationships for the Sales of Automobiles unit which was initially acquired through the Zhonghe acquisition. Due to the uncertainties on implementation of the retail automobile sales and the historical net loss incurred by Zhonghe’s sales of automobile reporting unit, the Company believed the indicators for impairments existed at December 31, 2015. As a result, the Company conducted a 2-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the Sales of Automobiles unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of Sales of Automobiles unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, was recognized as an impairment loss. Upon the completion of the evaluation, the Company concluded that an impairment of the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flow generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015. In addition, the customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those during 2014 and the eleven months ended November 30, 2013 prior to the acquisition. Therefore, the Company concluded that an impairment of the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year 2015.

The Company engaged a third party specialist to perform a real estate appraisal for the Airport International Auto Mall at December 31, 2015. The Company determined that the fair value of the Airport International Auto Mall exceeded its carrying value. The fair value was determined using three approaches including (i) the income approach which is based on the estimated future discounted cash flow generated from this property, (ii) the market approach which is based on the current market value of comparable properties, and (iii) the replacement cost approach. Based on results of the real estate appraisal, the fair market value exceeded the carrying value of the Airport International Auto Mall at December 31, 2015. As a result, the Company recorded no impairment on the Airport International Auto Mall during the year ended December 31, 2015.

During the course of the impairment evaluation for the Airport Auto Mall Automotive Services reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value was determined using the income approach to valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represented the excess of the carrying value of this property over its estimated fair value.

Other Services

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

Our revenues from Automobile Value Added Services were $1,951,056 for fiscal year 2011 (0.43% of all revenues), $1,178,274 for fiscal year 2012 (0.20% of all revenues), $740,338 for fiscal year 2013 (0.16% of total revenues), $124,840 for fiscal year 2014 (0.03% of all revenues) and $0 for fiscal year 2015 (0.00% of all revenues) representing a decrease of 100.00% from the prior fiscal year.

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

Since 2012, due to our revised business plan focusing on imported automobiles and related services, we gradually moved away from promoting this website which provides information on the domestic automobile market. As a result, revenue generated from this website declined substantially starting in 2012, which decline has continued in 2015.

Our revenues from our websites were $6,192,644 for fiscal year 2011 (1.37% of all revenues), $819,344 for fiscal year 2012 (0.14% of all revenues), $471,277 for fiscal year 2013 (0.10% of all revenues), $242,250 for fiscal year 2014 (0.06% of all revenues), and $48,755 for fiscal year 2015 (0.01% of all revenues) representing a decrease of 79.9% from the prior fiscal year.

Auto Mall Management Services

We entered into a management service agreement in March 2010 to manage the Tianjin FTZ International Automobile Exhibition and Sales Center for a 1-year term. In March 2011, 2012 and 2013, the management services agreement was renewed for an additional one-year period. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the Airport International Auto Mall in Tianjin, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. We plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments.

Our revenues from Auto Mall Management Services were $945,277 for fiscal year 2011 (0.21% of all revenues), $939,760 for fiscal year 2012 (0.16% of all revenues), $970,255 for fiscal year 2013 (0.21% of all revenues), $164,616 for the fiscal year 2014 (0.04% of all revenues) and $0 for the fiscal year 2015 (0.00% of all revenues), representing a decrease of 100.00% from the prior fiscal year.

Products Under Development

The further development of our websites may be an attractive means for us to develop our business due to the relatively low cost of operation, the global reach of the medium, and the security enhancements that have been and will be put in place. The business model could be expanded to combine Internet commerce and traditional sales. The success of the Internet business can help us build brand name recognition and awareness in the automobile sales and trading industry and increase our automobile sales volume. We continue to look into developing an internet based platform which matches the buyers and the sellers for various automobile related services. If successful, we expect this platform will change the way imported automobiles being sold and related services being rendered in China.

We operate our domestic automobile website in the city of Tianjin. In response to the intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we continue to focus our website portals’ geographical coverage on the city of Tianjin.

In the coming years, we will continue to shift the business focus of the Company from a traditional automobile trader to a more diversified automotive service provider. As a result of the Zhonghe Acquisition, we now offer additional automotive related services that strengthen and further diversify our revenue stream. We dedicate a substantial portion of the Airport International Auto Mall to the operation of a used car sales and an automobile repair business through Car King Tianjin. The remaining portion of the facility may be leased or reserved for our own use. We continue to evaluate the feasibility of starting retail operations and have not yet decided whether any retail plan will be implemented in the near future.

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

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign automobile manufacturers. We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 34% and 28% of the Company’s net revenues during 2015 and 2014, respectively. Purchases from the Company’s top five suppliers accounted for 40% and 32% of the Company’s total net purchases during 2015 and 2014, respectively.

The following table sets out our major customers who individually accounted for over 10% of our total net sales for the years ended December 31, 2015 and 2014:

	As a Percentage of Our Total Net Revenues
	Fiscal Year Ended December 31,
	2015	2014
Tianjin Jing Dian Automobile Sales Information Ltd. Co.	25%	15%

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases for the years ended December 31, 2015 and 2014:

	As a Percentage of Our Total Net Purchases
	Fiscal Year Ended December 31,
	2015	2014
Tianjin Shi Mao International International Trading Ltd. Co.,	18%	**	%
Tianjin Ying Zhi Jie International Logistics Ltd. Co.,	12%	11%

** Accounted for less than 10% of our total net purchases.

Some of our clients are both our customers and suppliers. None of the activities transacted between the Company and clients who are both customers and suppliers involved any commitments between the parties to repurchase identical automobiles. We maintain close working relationships with our top customers and suppliers, although we also continue to diversify our customers and suppliers. We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operations. The major customers and suppliers stated above guarantee certain of our borrowings with the banks.

Intellectual Property

Our websites, www.at188.com and www.at160.com, have registered domain names expiring in November 2016 and July 2019, respectively. These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business. The geographic focus of our website portals continues to be the city of Tianjin.

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

Research and Development

We spent $0 and $0 on research and development activities for fiscal year 2015 and fiscal year 2014, respectively. None of these costs were borne directly by our customers.

Employees

We currently employ 53 employees, of which all are full-time employees. None of our employees are unionized.

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

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2016. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as our Independent Registered Public Accounting Firm has indicated these factors raised substantial doubt about the Company’s ability to continue as a going concern. Our net loss attributable to shareholders for the year ended December 31, 2015 was $12,014,594 as compared to $26,863,297 for the year ended December 31, 2014. The operating results for the years ended December 31, 2015 and 2014 included $0 and $3,003,809, respectively, of net losses related to an impairment loss recorded on the Airport International Auto Mall, and included $4,281,414 and $16,041,383, respectively, of net losses related to impairment loss on goodwill and intangible asset.

As of December 31, 2015, we had a working capital deficit of $30,801,730, including $67,290,734 in current liabilities for short-term borrowings which are due during the period between January and August 2016, and $35,742,198 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in May and November of 2016, and for which we do not currently have the necessary capital to re-pay.

Net cash used in operations during the years ended December 31, 2015 and 2014 was $7,380,041 and $54,440,890, respectively.

We invested heavily in Car King Tianjin through cash investments and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. We believe that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However we cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

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

Our business may adversely change due to the cyclical nature of the automotive industry. If the Chinese luxury automotive market does not grow as anticipated or grows at a slower rate than we expect, our sales and profitability may be materially and adversely affected.

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

The local governments of various cities in China imposed restrictions on automobile purchases. Through December 31, 2015, Beijing, Shanghai, Guangzhou, Guiyang, Shijiazhuang, Tianjin, Hangzhou and Shenzhen had adopted such restrictions. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted. As a result, our future growth may be negatively impacted.

A disproportionate amount of our income (loss) from operations is derived from the sale of imported automobiles and related services, and a disruption in, or compromise of, our sale operations or our ability to provide Financing Services could adversely impact our financial condition and results of operations.

In 2015, our operating income (loss) is allocated to each segment in percentage as follows:

Sales of Automobiles	(68.70)%
Financing Services	(30.27)%
Airport Auto Mall Automotive Services	18.35%
Other	(0.63)%
Corporate overhead	(18.75)%
(100.00)%

We view our Sales of Automobiles and Financing services to be our core segments. A disruption in providing such sales and services to our customers could have a material adverse effect on our financial condition and results of operations. In March 2014, we began to operate the used car sales business through Car King Tianjin at the Airport International Auto Mall under the Airport Auto Mall Automotive Services segment. Effective March 1, 2014, we no longer perform the Auto Mall Management Services, as the services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd. expired and was not renewed.

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

As a one-stop service provider in Tianjin, our market share in Financing Services has maintained its leading position in Tianjin. However, in the future we anticipate increasing pressure on our business from competitors, and failure to maintain our relationships with various Chinese banks in Tianjin may adversely affect our ability to provide Financing Services and other automotive related services to our customers. In addition, if our competitors are able to establish similar relationships with these banks or other financial institutions in Tianjin or our future markets, we will no longer enjoy our current competitive advantage. Furthermore, in order to obtain and maintain the lines of credit with various banks, certain of our executives, long term customers, suppliers and business partners act as guarantors for these lines of credit, loss of supports from any of these parties will negatively impact our ability to continue competing in the Financing Services market.

As of March 30, 2016, the Company had aggregate credit lines of $166 million (RMB1.08 billion) with its banks. We are currently negotiating a number of new credit lines with various banks, although there can be no guarantee that we will be successful in doing so. If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

We depend upon the continued contributions of our senior management and other key executives, many of whom are difficult to replace. In particular, our future success is heavily dependent upon the continued service of Mr. Tong Shiping, Ms. Wang Xinwei, and Ms. Cheng Weihong. If one or more of our key executives are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business, financial condition and results of operations may be materially and adversely affected. In addition, if any of these key executives joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into standard employment agreements with us (in accordance with the format issued by the Labor and Social Security Administration in Tianjin and Chongqing) but is not subject to specific non-competition or non-solicitation agreements, as such agreements are not standard in China. We also do not maintain key-man life insurance for any of our key executives.

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

On November 30, 2013, we signed the Auto Mall Acquisition Agreement to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe to extend the due date for the second $18.5 million installment payment plus interest from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment remains to be due on November 30, 2016. During the years ended December 31, 2015 and 2014, we incurred substantial losses on Zhonghe primarily due to the depreciation expense on the Airport International Auto Mall. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. We believe that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. In addition, we are considering using this facility to expand into the retail automobile sales market, which may generate overall higher gross margins. However, it is uncertain that these plans will be successfully implemented and will generate any profits.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement new business plan and marketing initiatives. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe to extend the due date for the second $18.5 million installment payment plus interest from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment remains to be due on November 30, 2016. We anticipate that we may need to raise additional funds in order to grow our business, implement our business strategy and fund the future payments of the payable related to the Zhonghe Acquisition. We anticipate that any such additional funds may be raised through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and may not make the payments due to the banks or to the seller of Zhonghe, and our business, results of operations and financial condition could be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may be required to write down our real estate property and a significant impairment charge would adversely affect our operating results.

At December 31, 2015, the carrying value of the Airport International Auto Mall on our consolidated balance sheet was approximately $61 million. The fair market value of this property is affected by the condition of the real estate market in China, especially in Tianjin. Even though the real estate market has been on an upward trend in recent years, it is uncertain that this trend will continue. If the Chinese real estate market declines, the market value of our real estate property may decline below its carrying value on our consolidated balance sheet. As a result, we may be required to record a significant amount of impairment charge which will adversely affect our operating results and financial condition. The Company engaged a third party specialist to perform a real estate appraisal for the Airport International Auto Mall at December 31, 2015. The Company determined that the fair value of the Airport International Auto Mall exceeded its carrying value. The fair value was determined using three approaches including (i) the income approach which is based on the estimated future discounted cash flow generated from this property, (ii) the market approach which is based on the current market value of comparable properties, and (iii) the replacement cost approach. Based on results of the real estate appraisal, the fair market value exceeded the carrying value of the Airport International Auto Mall at December 31, 2015. As a result, the Company recorded no impairment on the Airport International Auto Mall during the year ended December 31, 2015.

During the course of the impairment evaluation for the Airport Auto Mall Automotive Services reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value was determined using the income approach to valuation, which was based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represented the excess of the carrying value of this property over its estimated fair value.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered are changes in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, which include a decline in stock price and market capitalization, a decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, resulting in an impact on our results of operations. As of December 31, 2015, we performed an impairment test on our goodwill and customer relationships for the Sales of Automobiles unit which was initially acquired through the Zhonghe acquisition. Due to the uncertainties on implementation of the retail automobile sales and the historical net loss incurred by Zhonghe’s sales of automobile reporting unit, the Company believed the indicators for impairments existed at December 31, 2015. As a result, the Company conducted a 2-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the Sales of Automobiles unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of Sales of Automobiles unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, was recognized as an impairment loss. Upon the completion of the evaluation, the Company concluded that an impairment on the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flow generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015.

In addition, the customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those in 2014 and the periods prior to the our acquisition. The Company measured the carrying amount of the intangible asset against the estimated undiscounted future cash flows associated with this asset. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon the completion of the evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

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

Our revenue and net income (loss) may be materially and adversely affected by any economic slowdown in China as well as globally.

The success of our business ultimately depends on consumer spending. We derive substantially all of our revenue from China. As a result, our revenue and net income are impacted to a significant extent by economic conditions in China and globally. The global economy, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, levels of employment, inflation or deflation, real disposable income, interest rates, taxation and currency exchange rates.

The PRC government has in recent years implemented a number of measures to control the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks as well as by implementing other measures designed to tighten credit and liquidity. These measures have contributed to a slowdown of the PRC economy. According to the National Bureau of Statistics of China, China's GDP growth rate was 6.9% in 2015, a decline of 50 basis points from 7.4% in 2014. Any continuing or worsening slowdown could significantly reduce domestic commerce in China, including the spending on luxury automobiles. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which we may operate could have a material adverse effect on our business, financial condition and results of operations.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the PRC government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the PRC government announced that it would allow more RMB exchange rate fluctuation. On August 11, 2015, the PRC government set the central parity rate for the RMB nearly 2% lower than that of the previous day and announced that it will begin taking into account previous day's trading in setting the central parity rate. During the year ended December 31, 2015, the RMB devalued over 5.5% against the U.S. dollars. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. As substantially all of our financial assets and operations are located in China and are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert RMB into the U.S. dollar for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced.

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

As of December 31, 2015, we had approximately $7.1 million of cash deposited in banks, such as time deposits and bank notes, and $23.8 million of restricted cash, which constitute substantially all of our total cash and cash equivalents (both unrestricted and restricted) as of December 31, 2015. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, and which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws. In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of US GAAP and SEC reporting requirements.

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

We are a company incorporated in the United States and our cash flow depends on dividends from our PRC subsidiaries. In order for us to distribute any dividends to our shareholders, we will rely on dividends distributed by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required, where applicable, to allocate a portion of their net profits to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Our PRC subsidiaries’ restricted net assets as of December 31, 2015 amounted to approximately $2,126,000.

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

A DTC “Global Lock” on the electronic clearing of trades in our securities in the future may affect the liquidity of our stock and our ability to raise capital

On July 16, 2014, the Company received a letter from the Depository Trust Company (“DTC”), notifying the Company of DTC’s intention to suspend all book-entry services provided to its participants with respect to the common shares of the Company (a “Global Lock”). On October 13, 2014, the Company received notice from DTC that it was suspending the notice of Global Lock contained in this letter. DTC reserved its right to proceed with the institution of a Global Lock in the future, but noted that no Global Lock would be instituted without first providing to the Company notice and an opportunity to object. If a Global Lock were to be imposed, the Company’s common shares would not be eligible for delivery, transfer or withdrawal through DTC until the Global Lock was removed, if ever.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        PROPERTIES.

Our main offices are located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on December 31, 2015, was renewed in February 2016 for a one year term through December 31, 2016. The annual rent for the office is approximately $18,488 (RMB120,000).

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on November 30, 2015. A revised lease was entered into in November 2015 with an annual rent of $19,253 (RMB124,968) for a 1-year term which expires on November 30, 2016.

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

Since January 8, 2010 the Company’s common stock has been listed on the NASDAQ Global Market under the ticker symbol “CALI”. The Company received approval from the NASDAQ Listing Qualification Department on April 14, 2015 to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective at the opening of business on April 16, 2015 and the Company’s common stock continued to trade under the ticker symbol “CALI”. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2015.

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2015
First Quarter	$1.57	$1.07
Second Quarter	$2.33	$1.13
Third Quarter	$1.14	$0.66
Fourth Quarter	$1.83	$0.75

December 31, 2014
First Quarter	$4.69	$3.45
Second Quarter	$3.83	$1.86
Third Quarter	$2.38	$1.57
Fourth Quarter	$1.84	$0.72

The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders

As of March 30, 2016, we had 12 holders of record of our common stock, and our common stock had a closing bid price of $1.10 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2015, there were no warrants or options outstanding to acquire any shares of our common stock.

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

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong (Tianjin) International Development Ltd. Co. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The final installment payment remains to be due on November 30, 2016. The unpaid amount bears interest at a rate of 6% per annum. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million.

On September 23, 2015, the Company sold its 98% equity interest in Zhengji, which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,048,483 (net of cash of $7,408 at Zhengji and amount due to Zhengji of $5,231,941). Zhengji’s assets consisted of automobile inventories of $3,422,658, other assets of $12,493 and other current liabilities of $2,329 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $210,895 after consideration of the non controlling interest of $173,444 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the year ended December 31, 2015, the Company has been experiencing difficulties in collecting the receivable from a financing service customer, which is secured by certain imported automobile. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds are used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $3,081,331.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2015, deferred tax liabilities totaled $9,495,559.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $16.3 million as of December 31, 2015. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2015 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

The Company engaged a third party specialist to perform a real estate appraisal for the Airport International Auto Mall at December 31, 2015. The Company determined that the fair value of the Airport International Auto Mall exceeded its carrying value. The fair value was determined using three approaches including (i) the income approach which is based on the estimated future discounted cash flow generated from this property, (ii) the market approach which is based on the current market value of comparable properties, and (iii) the replacement cost approach. Based on results of the real estate appraisal, the fair market value exceeded the carrying value of the Airport International Auto Mall at December 31, 2015. As a result, the Company recorded no impairment on the Airport International Auto Mall during the year ended December 31, 2015.

During the course of the impairment evaluation for the Airport Auto Mall Automotive Services reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value was determined using the income approach to valuation, which was based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represented the excess of the carrying value of this property over its estimated fair value.

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

As of December 31, 2015, we performed an impairment test on our goodwill and customer relationships for the Sales of Automobiles unit which was initially acquired through the Zhonghe acquisition. Due to the uncertainties on implementation of the retail automobile sales and the historical net loss incurred by Zhonghe’s sales of automobile reporting unit, the Company believed the indicators for impairments existed at December 31, 2015. As a result, the Company conducted a 2-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the Sales of Automobiles unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of Sales of Automobiles unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, was recognized as an impairment loss. Upon the completion of the evaluation, the Company concluded that an impairment on the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flow generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015.

In addition, the customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those in 2014 and the periods prior to our acquisition. The Company measured the carrying amount of the intangible asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon the completion of the evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new standard restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples of a strategic shift could include, but not be limited to, disposal of major geographic segments, a major line of business or other major business component of an entity. The new standard also expands the required disclosures for entities that have assets held for sale but do not meet the new definition of discontinued operations. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company adopted this standard during the first quarter of 2014. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In July 2015, the FASB issued No. ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU does not change the measurement principles for inventories valued under the LIFO method.  We adopted this ASU on September 30, 2015.  The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. The standard is effective for public entities for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities, or retrospectively for all periods presented. The effects of this update on our financial position, results of operations and cash flows are not expected to be material.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

The Company is not aware of any other recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Fiscal Year Ended December 31, 2015 Compared To the Fiscal Year Ended December 31, 2014

The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2015		2014		%
Net revenue	$448,131,741	100.00%	$402,269,611	100.00%	11.40%
Cost of revenue	442,944,716	98.84%	397,829,464	98.90%	11.34%
Gross profit	5,187,025	1.16%	4,440,147	1.10%	16.82%
Operating expenses	10,687,147	2.38%	26,183,425	6.51%	(59.18)%
Loss from operations	(5,500,122)	(1.23)%	(21,743,278)	(5.41)%	(74.70)%
Other expenses	(7,241,892)	(1.62)%	(6,525,473)	(1.62)%	10.98%
Loss before income taxes and non controlling interests	(12,742,014)	(2.84)%	(28,268,751)	(7.03)%	(54.93)%
Net loss	(12,015,948)	(2.68)%	(26,883,648)	(6.68)%	(55.30)%
Net loss attributable to shareholders of China Auto Logistics Inc.	$(12,014,594)	(2.68)%	$(26,863,297)	(6.68)%	(55.28)%

Our net revenue for 2015 increased 11.4% to $448,131,741 for 2015 from $402,269,611 for 2014 and our cost of revenue for 2015 increased 11.34% to $442,944,716 for 2015 from $397,829,464 for 2014. Gross profit margin increased 6 basis points from 1.10% for 2014 to 1.16% for 2015. As compared to 2014, our gross profit, loss from operations, net loss, and net loss attributable to shareholders of China Auto Logistics Inc. for 2015 increased 16.82% to $5,187,025, decreased 74.7% to $(5,500,122), decreased 55.3% to $(12,015,948), and decreased 55.28% to $(12,014,594), respectively primarily due to the decline in the impairment charge of goodwill, higher automobile sales, higher rental income which was partially offset by the decline in the revenue generated from Financing Services and Other Services, and a reserve for uncollectible account on receivable related to financing services.

Net Revenue

The following table sets forth a summary of our net revenue by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2015		2014		%
Net revenue	$448,131,741	100.00%	$402,269,611	100.00%	11.40%
- Sales of Automobiles	440,728,484	98.35%	393,669,010	97.86%	11.95%
- Financing Services	5,567,208	1.24%	7,403,202	1.84%	(24.80)%
- Airport Auto Mall Automotive Services	1,787,294	0.40%	665,693	0.17%	168.49%
- Other Services	48,755	0.01%	531,706	0.13%	(90.83)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 11.95% to $440,728,484 for 2015 from $393,669,010 for 2014. During 2015 and 2014, the Company sold 4,199 automobiles and 3,737 automobiles, respectively, representing an increase of 12.36% in volume. The average unit selling price per automobile was approximately $105,000 for both 2015 and 2014. Our sales increased rapidly during 2015 compared to 2014. Most of the increase in 2015 took place in the third quarter of 2015. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2015, the RMB devaluated over 5.5% against the U.S. dollar. As most of the observers and economists expect the RMB will continue to devalue against the U.S. dollar and other major currencies, many of our customers expect the prices for imported automobiles will increase. As a result, some of our customers increased their orders in anticipation of increased prices.

Our automobile sales increased in both dollars and in quantities during the year ended December 31, 2015 while our gross margin rebounded during the year ended December 31, 2015. Even though the Chinese government implemented an anti-corruption campaign, the China stock market substantially dropped, the overall economy slowdown and several other factors took place during the year ended December 31, 2015, the Company continues to witness high demand for luxury automobiles as household income in China continues to climb. In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of December 31, 2015, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme.

According to an article, “With parallel import scheme, China aims to rein in luxury car prices - sources” published by Reuters on February 4, 2015, “China has had a grey market in auto sales for some time, centered around the northern port city of Tianjin where about half of China's total car import deals are done. But buyers have been cautious given the lack of quality guarantee and after-sales service on unauthorized cars. That will change under the new scheme. ’The main significance (of the pilot scheme) is that buyers will now be legally entitled to warranty packages,’ whether their imported car comes through an authorized or unauthorized channel, said IHS Automotive analyst Namrita Chow.” We expect this Parallel Imported Vehicles scheme provide us great long term advantages to compete with the official authorized automobile dealers.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market. While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to expand our market share and maintain our market leader status. During the year ended December 31, 2015, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 76% of our total net automobile sales. During the year ended December 31, 2014, sales of our top three selling brands, Land Rover, BMW and Mercedes Benz accounted for 66% of our net automobile sales. Our gross margin on automobile sales increased to 0.26% for the year ended December 31, 2015 from 0.02% for year ended December 31, 2014. We did not have any reserve for slow moving inventories during the year ended December 31, 2015 and all the slow inventories at December 31, 2014 were sold or disposed of during the year ended December 31, 2015. We expect our gross margin excluding the inventory reserve to remain at the current level based on our outlook for the Sales of Automobiles segment.

In order to expand our market share and maintain our leading position in the competitive luxury automobile market, we have continued to offer better prices to our customers as compared to our competitors. We achieved this in part by decreasing our gross margin for automobiles beginning in fiscal year 2013. We believe this approach will prevent our competitors from being able to match our selling prices. However, this strategy comes with a price as our gross margin for Sales of Automobiles continues to remain at a low level resulting in operating losses during the years ended December 31, 2015 and 2014.

As of December 2015, eight cities in China, including Beijing, Shanghai, Guangzhou, Guiyang, Shenzhen, Shijiazhuang, Tianjin and Hangzhou, are subject to restrictions on automobile purchases. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted.

Sales to the Company’s top five customers, each of which is a car dealer, accounted for 34% and 28% of the Company’s sales during 2015 and 2014, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for 2015 decreased 24.8% to $5,567,208 from $7,403,202 for 2014. The Company had an aggregate amount of credit lines of approximately $166 million (RMB1.08 billion) as of December 31, 2015. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services decreased during the year ended December 31, 2015. Excluding revenue from the interest income portion of $3,206,455 and $4,130,301 in the years ended December 31, 2015 and 2014, respectively, the revenue from the fee income portion of our Financing Services decreased 27.87% to $2,360,753 for the year ended December 31, 2015 from $3,272,901 for the year ended December 31, 2014. The gross margin for our Financing Services segment decreased to 39.52% for the year ended December 31, 2015 from 43.3% for the year ended December 31, 2014. After strong growth in the fee income portion of our Financing Services beginning in 2012, we began to see a flattening of our revenue from this segment starting in the third quarter of 2013. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had limited funds available for this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited during the years ended December 31, 2015 and 2014. We will seek to continue to better manage the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, and Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of December 31, 2015, we had approximately $93 million lines of credit available to use in our Financing Services. As of March 30, 2016, the Company had aggregate credit lines of approximately $166 million (RMB1.08 billion). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Airport Auto Mall Automotive Services

Zhonghe operates two new businesses including (i) selling used cars through Car King Tianjin; and (ii) leasing a portion of the Airport International Auto Mall. We are also considering directly targeting retail customers by selling new imported automobiles out of this facility. We have been evaluating options to determine the best and most profitable uses for this facility. We lease a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. Since the inception of Car King Tianjin’s business, the Company has provided advances to Car King Tianjin as working capital, while Car King China has provided consigned inventories to support Car King Tianjin’s used car sales. From the start of operations in March 2014, Car King Tianjin has gradually increased our volume in used car sales in the Tianjin region. As of December 31, 2014, we had approximately $1.803,706 in due from Car King Tianjin. Due to the cumulative loss incurred by Car King Tianjin, we fully reserved the $1.803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances. During the year ended December 31, 2015, the Company collected $1,780,788 due from Car King Tianjin, which was reserved as of December 31, 2014 and collected approximately $724,000 rent for the first three quarters of 2015.

Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall. Car King Tianjin’s cash flow improved after receiving additional working capital from Car King China during the second half of 2015. The Company has since collected the outstanding balance of due from Car King, including rental income (as defined above) during the year ended December 31, 2015. The Company recorded rental income of $1,787,294 during the year ended December 31, 2015 which included the deferred rent for the period from July 1, 2014 to December 31, 2014. The Company recorded rental income of $665,693 for the year ended December 31, 2014.

Since we own less than 50% of Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the years ended December 31, 2015 and 2014, Car King Tianjin generated revenue in the amount of $8,059,578 and $3,430,914, respectively, an increase of $4,628,664 or 134.91%. This revenue represented revenue from sales of used automobiles at the Airport International Auto Mall, as well as agency commissions earned from selling automobiles owned by other Car King locations. The numbers of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, are summarized as follows:

	Year Ended December, 31		Change in
	2015	2014	%
Automobile sales out of Car King Tianjin’s own inventories	$203	$49	314.29%
Acting as sales agent	1,191	809	47.22%
	$1,394	$858	62.47%

Because the used car market in China is still in a preliminary development stage, we expect the overall used car market to continue to grow, and we expect that our investment will generate reasonable returns in the coming years

Other Services

Our other services include the following:

	Year Ended December, 31		Change in
	2015	2014	%
Web-based Advertising	$48,755	242,250	(79.87)%
Automobile Value Added Services	-	124,840	(100.00)%
Auto Mall Management Services	-	164,616	(100.00)%
	$48,755	531,706	(90.83)%

Other includes revenue generated from Web-based Advertising, Automobile Value Added Services and Auto Mall Management Services. We have revised our business plan and moved away from Web-based Advertising Services and Automobile Value Added Services to focus on Automobile Sales, Financing Services and the used car business through Car King Tianjin and any potential opportunities through operating the Airport International Auto Mall. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 79.87% to $48,755 for 2015 from $242,250 for 2014. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Revenue from our Automobile Value Added Services includes services such as assistance with customs clearance, storage and nationwide delivery services. We did not recognize any revenue from Automobile Value Added Services during the year ended December 31, 2015. We recorded $124,840 during the year ended December 31, 2014.

Pursuant to a services agreement entered into by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd., dated as of March 1, 2010, the Company agreed to provide services to manage Tianjin FTZ International Automobile Exhibition and Sales Center for a one-year period for an aggregate consideration of $1,000,000. This agreement had been renewed annually. On March 14, 2014, the Company announced that the Cooperation Agreement dated March 1, 2013, by and between the Company and Tianjin Prominent Hero International Logistics Co., Ltd, to manage the International Auto Mall in Tianjin, China, had not been renewed. The Cooperation Agreement expired according to its terms on February 28, 2014. As a result, the Company has ceased to provide Auto Mall Management Services, and we plan to focus on managing the recently acquired Airport International Auto Mall and growing our other business segments. Our Auto Mall Management Services revenue for the year ended December 31, 2015 and 2014 was $0 and $164,616, respectively.

Cost of Revenue

	Year ended December 31,				Change in
	2015		2014		%
Net revenue	$448,131,741	100.00%	$402,269,611	100.00%	11.40%
Cost of revenue	442,944,716	98.84%	397,829,464	98.90%	11.34%
Gross profit	5,187,025	1.16%	4,440,147	1.10%	16.82%

Our cost of revenue in 2015 consisted primarily of the cost of automobiles purchased and certain direct labor for our the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue increased 11.34%, from $397,829,464 in 2014 to $442,944,716 in 2015. The increase was primarily due to the decrease in the sales volume of imported automobiles in the year.

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

Gross profit increased 16.82% from $4,440,147 in 2014 to $5,187,025 in 2015, due to revenue increasing at a higher rate than the increase of cost of revenue. The Company recorded rental income of $1,787,294 during the year ended December 31, 2015 which included the deferred rent for the period from July 1, 2014 to December 31, 2014. We recorded the rental income of $665,693 for the year ended December 31, 2014.

Operating Expenses

	Year ended December 31,				Change in
	2015		2014		%
Operating expenses
- Selling and marketing	$845,897	7.92%	$855,088	3.26%	(1.07)%
- General and administrative	4,123,897	38.59%	4,480,819	17.10%	(7.97)%
Reserve for uncollectible account on receivables related to financing services	3,216,727	30.10%	-	-	-%
(Recovery of) reserve in due from Car King Tianjin	(1,780,788)	(16.66)%	1,802,326	6.89%	(198.81)%
- Impairment loss on the Airport International Auto Mall property	-	-%	3,003,809	11.48%	(100.00)%
- Impairment loss on goodwill and intangible assets	4,281,414	40.05%	16,041,383	61.27%	(73.31)%
Total	$10,687,147	100.00%	$26,183,425	100.00%	(59.18)%

Operating expenses decreased 59.18%, from $26,183,425 in 2014 to $10,687,147 in 2015. The decrease was primarily due to the recovery of reserve in due from Car King Tianjin of $1,780,788 which was written off in the amount of $1,802,326 during the year ended December 31, 2014. The decrease in operating expenses was also a result of $0 impairment loss on the Airport International Auto Mall during 2015 as compared to $3,003,809 during 2014. The Company recorded impairment loss on the goodwill and intangible assets in the amount of $4,281,414 during 2015 as compared to $16,041,383 during 2014. The net decrease in operating expenses was partially offset by a reserve for uncollectible account on receivable related to financing services in the amount of $3,216,727.

Selling and Marketing Expenses

Selling and marketing expenses increased 13.84% in 2015. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December, 31		Change in
	2015	2014	%
Primary selling and marketing expenses
- Payroll	$200,867	$154,997	29.59%
- Staff related costs	145,247	104,893	38.47%
- Advertising and promotion	14,366	86,098	(83.31)%
- Entertainment	67,494	61,996	8.87%
- Rent	65,708	66,662	(1.43)%

Payroll costs increased 29.59% to $200,867 in 2015 from $154,997 in 2014. Payroll related costs increased 38.47% to $145,247 in 2015 from $104,893 in 2014. The Company’s payroll and related cost increased due to the overall pay and benefit increased during 2015. Advertising and promotion expenses decreased 83.31% during 2015 as we incurred less advertising costs in 2015. Entertainment expenses fluctuate from time to time depending on activities we conduct. Rental expenses decreased slightly by 1.43% due to exchange rate fluctuation.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Year Ended December, 31		Change in
	2015	2014	%
Primary general and administrative expenses
- Depreciation	$2,271,913	$2,467,231	(7.92)%
- Entertainment	118,543	133,099	(10.94)%
- Payroll	269,895	322,743	(16.37)%
- Staff related costs	55,392	97,160	(42.99)%
- Legal and professional fees	627,102	722,912	(13.25)%

Depreciation expenses decreased 7.92% to $2,271,913 in 2015 from $2,467,231 in 2014 due to reduced depreciation expense on the Airport International Auto Mall as a result of reduced cost basis at December 31, 2014 after the impairment charge. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel.  Payroll expenses decreased 16.37% during the year ended December 31, 2015 primarily due to the decrease in the number of administration employees to reduce our cost.  Staff-related costs decreased 42.99% primarily due to lower employee welfare costs incurred during the year ended December 31, 2015. Legal and professional fees decreased 13.25% for the year ended December 31, 2015 primarily due to higher auditing and legal expenses incurred related to the Zhonghe acquisition during the same period of 2014.

Reserve for Uncollectible Account on Receivable Related to Financing Services

During the year ended December 31, 2015, the Company has been experiencing difficulties in collecting the receivable from a financing service customer, which is secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds are used to offset the outstanding receivable from this customer. The Company continues to pursue collecting the remaining receivable balance. The Company recorded a reserve for uncollectible account on receivable related to Financing Services in the amount of $3,216,727 during the year ended December 31, 2015.

(Recovery of) Reserve in Due from Car King Tianjin

Due to the cumulative loss incurred by Car King Tianjin, the Company wrote off $1,802,326 due from Car King Tianjin as a result of the uncertainties of collecting these advances at December 31, 2014. The advances were fully collected during the year ended December 31, 2015. As of result, the Company recorded a recovery of reserve in due from Car King Tianjin in the amount of $1,780,788.

Impairment Loss on the Airport International Auto Mall

The Company engaged a third party specialist to perform a real estate appraisal for the Airport International Auto Mall at December 31, 2015. The Company determined that the fair value of the Airport International Auto Mall exceeded its carrying value. The fair value was determined using three approaches including (i) the income approach which is based on the estimated future discounted cash flow generated from this property, (ii) the market approach which is based on the current market value of comparable properties, and (iii) the replacement cost approach. Based on results of the real estate appraisal, the fair market value exceeded the carrying value of the Airport International Auto Mall at December 31, 2015. As a result, the Company recorded no impairment on the Airport International Auto Mall during the year ended December 31, 2015.

During the course of the impairment evaluation for the Airport Auto Mall Automotive Services reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value was determined using the income approach to valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represented the excess of the carrying value of this property over its estimated fair value.

Impairment Loss on Goodwill and Intangible Asset

As of December 31, 2015, we performed an impairment test on our goodwill and customer relations for the Sales of Automobiles unit which was initially acquired through the Zhonghe acquisition. We first assessed the qualitative factors as the Company believed the indicators for impairments existed at December 31, 2015. As a result, the Company conducted a 2-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the Sales of Automobiles unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of Sales of Automobiles unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, was recognized as an impairment loss. Upon the completion of the evaluation, the Company concluded that an impairment on the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flow generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015.

In addition, as of December 31, 2015, the Company performed a detailed quantitative impairment test on the customer relations. The Company performed Step 1 of quantitative goodwill impairment test and determined the carrying value of the customer relations for the Sales of Automobiles unit was less than the fair value indicating impairment. The customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those in 2014 and the periods prior to the our acquisition. The Company measured the carrying amount of the intangible asset against the estimated undiscounted future cash flows associated with this asset. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon the completion of the evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

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

Loss from Operations

Loss from operations decreased 74.7% to $5,500,122 in 2015 from $21,743,278 in 2014. The decrease in loss was primarily due to the increase in gross profit as a result of higher automobile sales and rental income which was partially offset by the decline in revenue from our Financing Services. In addition, we recorded an impairment loss on the Airport International Auto Mall of $0 in 2015 compared to $3,003,809 in 2014. We also recorded $4,281,414 in 2015 and $16,041,383 in 2014 related to the impairment loss on goodwill and intangible assets. The net decrease in loss from operations was partially offset by the reserve for uncollectible account on receivable related to financing services of $3,216,727. Furthermore, our Airport Auto Mall Automotive Services segment is still in the early stages of development, and we therefore suffered losses from operating this segment primarily due to the depreciation expense. However, we believe we will continue to maintain our leading position in the imported luxury automobiles industry despite the current slow economy and competitive automobile industry.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings and payables related to the Zhonghe Acquisition, (loss) gain on disposal of property, loss on sale of equity interest in subsidiary, and equipment, and recovery of investment (equity in losses) in Car King Tianjin. We recorded net other expenses of $7,241,892 for 2015 and $6,525,473 for 2014. The increase was primarily due to the interest expense incurred related to the Zhonghe Acquisition and the increase of short-term borrowings to finance our operations totaling $7,437,365 for 2015 compared to $6,657,368 for 2014.

Income Tax

Income tax benefit for the year ended December 31, 2015 was $(726,066), a decrease of $659,037 from $(1,385,103) for the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, we amortized the deferred tax liabilities for the basis difference on the real estate and intangible assets in the Zhonghe Acquisition in the amount of approximately $453,000 and $403,000, respectively, amortization of deferred tax liabilities related to the amortization of debt discount in the amount of $523,000 and $782,000, respectively, and the tax effect on the impairment on the Airport International Auto Mall in the amount of $0 and $751,000, respectively.

Inflation

We believe that inflation has had a negligible effect on operations for the fiscal years 2015 and 2014. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2015 and 2014

	Year Ended December, 31
	2015	2014
Net cash used in operating activities	$(7,380,041)	$(54,440,890)
Net cash provided by (used in) investing activities	4,921,779	(18,203,209)
Net cash provided by financing activities	2,191,004	65,469,776
Effect on exchange rate change on cash	(407,008)	(73,230)
Cash and cash equivalents at beginning of year	7,793,952	15,041,505
Cash and cash equivalents at end of year	7,119,686	7,793,952

Going Concern

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2016. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as our Independent Registered Public Accounting Firm has indicated these factors raised substantial doubt about the Company’s ability to continue as a going concern. Our net loss attributable to shareholders for the year ended December 31, 2015 was $12,014,594 as compared to $26,863,297 for the year ended December 31, 2014. The operating results for the years ended December 31, 2015 and 2014 included $0 and $3,003,809, respectively, of net losses related to an impairment loss recorded on the Airport International Auto Mall, and included $4,281,414 and $16,041,383, respectively, of net losses related to impairment loss on goodwill and intangible asset.

As of December 31, 2015, we had a working capital deficit of $30,801,730, including $67,290,734 in current liabilities for short-term borrowings which are due during the period between January and August 2016, and $35,742,198 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in May and November in 2016, and for which we do not currently have the necessary capital to re-pay.

Net cash used in operations during the year ended December 31, 2015 and 2014 was $7,380,041 and $54,440,890, respectively.

The Company invested heavily in Car King Tianjin through cash investment and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. The Company believes that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However, the Company’s ability to realize its investment in the Airport International Auto Mall is uncertain, and the Company cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future. We do not currently have sufficient cash or commitments for financing to sustain our operations for the next twelve months. Our plan continues to be to develop new customer relationships and substantially increase our cash flows and revenue derived from our products/services. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Operating Activities

During the fiscal year 2015, we had net cash used in operating activities of $7,380,041 as compared to $54,440,890 in fiscal year 2014.

During the year ended December 31, 2015, the net cash used in operating activities was primarily attributable to a net loss of $12,015,948, an increase in the restricted cash of $12,828,262 due to higher notes payable to suppliers balance which required restricted cash as collateral, an increase in advances to suppliers of $37,540,818 due to increase in outstanding purchase orders as a result of the Company’s optimistic view in the luxury automobile sales market, which was partially offset by the impairment loss on goodwill and intangible asset on goodwill of $4,281,414, a reserve for uncollectible account on receivable related to financing services of $3,216,727, and an increase in the notes payable to suppliers of $18,898,271 to take advantage of extended payment terms.

During the year ended December 31, 2014, the increase in net cash used in operating activities was primarily a result of a net loss of $26,883,648, an increase in receivables related to Financing Services of $33,484,233 due to a larger outstanding receivables balance, an increase in advances to suppliers of $30,851,395 due to the building up of our inventory orders in order to increase our inventory selections for our customers which was partially offset by the impairment loss on the Airport International Auto Mall property of $3,003,809, the impairment loss on goodwill of $16,041,383, and the decrease in restricted cash of $14,356,013 due to fewer banks requiring restricted cash to grant lines of credit and issue letters of credit.

Investing Activities

We had net cash flows provided by investing activities of $4,921,779 in 2015 compared to net cash flows used in investing activities of $18,203,209 in 2014. Under the terms of the Auto Mall Acquisition Agreement, entered into on November 30, 2013, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. We paid approximately $38.8 million initial payment related to this acquisition in fiscal year 2013. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million.

We purchased property and equipment in the amount of $3,603 in 2015 as compared to $11,072 in 2014. We received cash proceeds from disposal of property and equipment in the amount of $11,197 in 2015 and 19,448 in 2014.

We advanced $1,888,267 to Car King Tianjin for working capital in 2014, which we fully reserved due to the uncertainties of collecting from Car King Tianjin. During the year ended December 31, 2015, we collected in full of the advances from Car King Tianjin in the amount of $1,865,702.

Financing Activities

During fiscal years 2015 and 2014, net cash provided by financing activities was $2,191,004 and $65,469,776, respectively. Drawdowns from bank overdraft agreements decreased $167,582 and increased $5,244 during the years ended December 31, 2015 and 2014, respectively. Financing activities also included a $0 and $2,988,953 net decrease in restricted cash related to short-term borrowings during the years ended December 31, 2015 and 2014, respectively. We had net short-term borrowings of $2,213,746 in 2015 compared to net short-term borrowing repayments of $62,630,446 in 2014. We received loans from a director in the amount of $599,120 in 2015 and $581,942 in 2014, and repaid $454,280 in 2015 and $726,321 in 2014.

Our total cash and cash equivalents decreased to $7,119,686 as of December 31, 2015 from $7,793,952 as of December 31, 2014.

Working Capital

As of December 31, 2015, the Company had a working deficit of $30,801,730 as of December 31, 2015 compared to working capital of $7,298,690 as of December 31, 2014.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. As of December 31, 2015, and 2014 the decrease of working capital was primarily attributable to the second and final payments to be made related to the Zhonghe Acquisition in the amount of approximately $36 million and $16.9 million, respectively, was due within 12 months and was classified under current liabilities.

The Company has aggregate outstanding balance of lines of credit related to financing services of $73,004,179 and $63,106,959 as of December 31, 2015 and 2014, respectively, and outstanding balances of short-term borrowings of $67,290,734 and $68,909,343 as of December 31, 2015 and 2014, respectively. In addition, we had a bank overdraft with a balance of $2,131,009 and $2,423,015 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, we have the following payable related to the Zhonghe Acquisition:

Outstanding debt balance	$35,742,198
Less current portion	(35,742,198)
Outstanding debt balance less current portion	$-

Under the terms of the Auto Mall Acquisition Agreement, we made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.5 million each, including principal and interest in November of 2015 and 2016. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million. We plan to finance these installment payments through our operating cash flows and bank loans. We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing. We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments. However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment, net of $61,287,192 as of December 31, 2015 and $67,126,002 as of December 31, 2014. We did not have any significant purchases of property and equipment during the year ended December 31, 2015. The decrease in in the property and equipment balance was primarily a result of the depreciation expense of $2,271,913 and changes in foreign currency exchange rates for 2015.

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December, 31		Change in
	2015	2014	%
Buildings and land use rights, net of impairment loss of $2,842,990 and $3,006,109 as of December 31, 2015 and 2014, respectively	$65,716,641	$69,487,171	(5.43)%
Computers	151,422	227,377	(33.40)%
Office equipment, furniture and fixtures	67,010	109,818	(38.98)%
Leasehold improvements	32,354	34,210	(5.43)%
Automobiles	987,697	1,089,248	(9.32)%
Total	66,955,124	70,947,824	(5.63)%
Accumulated depreciation and amortization	(5,667,932)	(3,821,822)	48.30%
Property and equipment, net	$61,287,192	$67,126,002	(8.70)%

Foreign Cash

The Company’s deposits in banks located in the PRC and Hong Kong which are not fully protected by insurance. Such uninsured amounts totaled $7,007,902 and $7,724,280 as of December 31, 2015 and 2014, respectively. If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC subsidiaries since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of December 31, 2015 and 2014, the Company had aggregate credit lines of $166 million (RMB1.08 billion) and $182 million (RMB1.12 billion), respectively, had outstanding balances under these credit lines amounted to $63 million and $66 million, respectively. As of March 30, 2016, the Company had aggregate credit lines of $166 million (RMB1.08 billion) with its banks.

As of December 31, 2015 and 2014, we had an aggregate outstanding loan balance of $67,290,734 and $68,909,343, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 4.35% to 7.03% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,131,009 and $2,423,015 with Pudong Development Bank as of December 31, 2015 and 2014, respectively.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-37 comprising a portion of this annual report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2015 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of December 31, 2015.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2015.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weaknesses are related to

●	the Company’s accounting department personnel have limited knowledge and experience in US GAAP and SEC Reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the US, notwithstanding the material weakness we identified.

This Annual Report on Form 10-K does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management’s report in this Annual Report.

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal year 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.        OTHER INFORMATION.

Entry into a Material Definitive Agreement.

On September 1 2015, the Company and Tongshang Kai Li (Tianjin) Automobile Import Export Company Limited (“Tongshang Kai Li”) entered into a Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Tongshang Kai Li advanced funds, at an annual interest rate of 15%, to the Company for the Company’s short term working capital needs until December 31, 2015; the expiration date of the Loan Agreement. During the year ended December 31, 2015, the Company borrowed a total of $1,457,982 which incurred interest of $148,534. As of December 31, 2015, there were no outstanding balances due to Tongshang Kai Li as all amounts were repaid.

Tongshang Kai Li is 51% owned by Tianjin Kai Li Xing Kong Real Property Limited Co. (“Tianjin Kai Li”), and 49% owned by Ningbo Tong Shang Rong Chuang Investment Limited Co.. Ms. Cheng Weihong, a Director and Senior Vice President of the Company, owns 99% of Tianjin Kai Li. Therefore, Ms. Cheng Weihong has a 50.49% of beneficial ownership in Tongshang Kai Li.

The foregoing summary of the terms and conditions of the Payment Extension Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Loan Agreement, a copy of which is filed as Exhibit 10.6 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors were elected at the last annual meeting, which occurred on November 19, 2015, and will serve until the next annual meeting. As of December 31, 2015, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Tong, Shiping	56	Chief Executive Officer, President and Chairman of the Board	Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when the Company’s wholly owned operating subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) was founded. He earned his Bachelor degree in computer science from the China Air Force Engineering University. Mr. Tong is also a director of the Tianjin Car Logistics Association.

Jin, Yan	50	Chief Operating Officer	Mr. Jin has served as Chief Operating Officer of the Company since July of 2012. From 2007 to 2010, he served as Managing Director of Madeleine Gourmet Restaurant which operated a series of chain restaurants. Prior to his appointment as COO, he served as General Manager of Sales for the Company since 2011. He also earned an MBA from Tianjin Nankai University.

Cheng, Weihong	54	Senior Vice President (Head of Human Resources and General Administration) and Director	Ms. Cheng has served as Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995. She earned her Bachelor degree from Shijazhuang Military Medical University. Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995.

Wang, Xinwei	59	Chief Financial Officer, Treasurer, Vice President and Director	Ms. Wang has served as the Chief Financial Officer, Treasurer and Vice President of the Company since joining Shisheng in 2001. She earned her Bachelor degree in industry accounting from Tianjin Radio and TV University. Ms. Wang is a qualified Chinese certified public accountant.

Barth, Howard S.	64	Director	Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 30 years of experience as a certified accountant. He is a former director and chairman of the audit committees of New Oriental Energy & Chemical Corp. (formerly listed on NASDAQ), Orsus Xelent Technologies, Inc. (formerly an AMEX-listed company), Nuinsco Resources Limited (a TSX listed exploration company), and Guanwei Recycling Corp. (formerly listed on NASDAQ). He is also a former director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) during the period from May 2005 through December 2014 and served previously as chairman of its Audit Committee until May 2008 and was its chief executive officer and president in 2006. He also formerly served as a director for Uranium Hunter Corporation (an OTC BB company). He is a member of the the Chartered Professional Accountants of Canada and the Chartered Professional Accountants of Ontario. He earned his B.A. and M.B.A. at York University. The Board believes that Mr. Barth has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive experience and financial expertise in public companies.

Name	Age	Position Held	Experience
Wang, Wei	38	Director	Mr. Wang has served as the General Manager of Sales of Vcanland Holding Group since 2007, where he has successfully operated a number of real estate development projects and has dealt with accounting issues. He also received a bachelor degree from the Tianjin Institute of Urban Construction.

Yang, Lili	57	Director	Ms. Yang has served as the accounting director of Tianbao International Trade & Exhibition Ltd. since 2007, where she obtained experience in providing customers with commercial financing services.

Zou, Baoying	72	Director	Mr. Zou retired in 2004 from a long career in the education sector. He has been a member of the China Association for Promoting Democracy since 1984, a highly respected and influential organization. Due to such membership, Mr. Zou has established a wide network with local governmental authorities, which will be very helpful in furthering the Company’s business development.

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

Board of Directors Meetings and Committees

The Board held one meeting during the fiscal year ended December 31, 2015. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Wang Wei and Yang Lili, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission (the “SEC”) rules. The Board has determined that Howard S. Barth qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

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

During the fiscal year ended December 31, 2015, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2015, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees. A copy of the Code may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461.

ITEM 11.        EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tong, Shiping,	2015	$57,901	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$57,901
CEO and President	2014	$58,601	-0-	-0-	-0-	-0-	-0-	-0-		$58,601

Wang, Xinwei,	2015	$38,601	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$38,601
CFO, Treasurer and VP	2014	$39,068	-0-	-0-	-0-	-0-	-0-	-0-		$39,068

Cheng, Weihong,	2015	$38,601	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$38,601
Senior VP (Head of HR and Admin)	2014	$39,068	-0-	-0-	-0-	-0-	-0-	-0-		$39,068

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ended December 31, 2015 is $57,901 (RMB360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2015).

(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ended December 31, 2015 is $38,601 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2015).

(3)	Ms. Cheng Weihong’s total compensation for the fiscal year ended December 31, 2015 is $38,601 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2015).

As of December 31, 2015, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The 2010 Omnibus Long-Term Incentive Plan (the “Plan”) assists the Company in attracting, retaining, and rewarding high-quality executives, employees, directors and other persons who provide services to the Company, enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company, and providing annual and long-term incentives for such persons expend maximum efforts in the creation of stockholder value. The Plan is administered by the Compensation Committee, such other committee as determined by the Board of Directors, or a subcommittee consisting solely of non-employee, outside directors. The Plan does not limit the availability of awards to any particular class or classes of eligible employees. Awards granted under the Plan are not transferable, except in the event of the participant’s death. Under the Plan, 362,000 shares (reflected a one-for-six reverse split of the Company’s issued and outstanding shares of common stock on October 6, 2012) are currently reserved and available for delivery in connection with awards under the Plan.

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010. As of March 30, 2016, no awards have been granted under the Plan.

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

In fiscal year 2015 the Company paid an annual compensation of $24,000 to Howard S. Barth, our audit committee chair/director. Other than these payments to Mr. Barth, the Company did not provide any compensation to its directors in the fiscal year ended December 31, 2015. The Company may establish certain other compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2016 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 30, 2016. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

** Choi Chun Leung Robert holds 100% ownership of Bright Praise Enterprises Limited as trustee for the benefit of Tong Shiping and Cheng Weihong

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	362,000
Equity compensation plans not approved by security holders	None		None	None
Total				362,000

(1)	As of March 30, 2016, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2015 and 2014, the Company made aggregate borrowings from Ms. Cheng Weihong of $599,120 and $581,942, respectively, and made repayments of $454,280 and $726,321 to Ms. Cheng Weihong. As of December 31, 2015 and 2014, the outstanding balances due to Ms. Cheng Weihong were $722,028 and $457,628, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,093,182 and $2,213,280 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. In January 2015, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of December 31, 2015 and 2014 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2015 and 2014, there was no imputed interest charged in relation to these balances.

On September 1 2015, the Company and Tongshang Kai Li (Tianjin) Automobile Import Export Company Limited (“Tongshang Kai Li”) entered into a Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Tongshang Kai Li advanced funds, at an annual interest rate of 15%, to the Company for the Company’s short term working capital needs until December 31, 2015; the expiration date of the Loan Agreement. During the year ended December 31, 2015, the Company borrowed a total of $1,457,982 which incurred interest of $148,534. As of December 31, 2015, there were no outstanding balances due to Tongshang Kai Li as all amounts were repaid.

Tongshang Kai Li is 51% owned by Tianjin Kai Li Xing Kong Real Property Limited Co. (“Tianjin Kai Li”), and 49% owned by Ningbo Tong Shang Rong Chuang Investment Limited Co.. Ms. Cheng Weihong, a Director and Senior Vice President of the Company, owns 99% of Tianjin Kai Li . Therefore, Ms. Cheng Weihong has a 50.49% of beneficial ownership in Tongshang Kai Li.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent accountant is Marcum LLP. Set forth below are aggregate fees billed by Marcum LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2015 and 2014.

Audit Fees

During the fiscal year ended December 31, 2015 and 2014, the fees for Marcum LLP were $293,161 and $298,219, respectively. The fees for the year ended December 31, 2014 included $21,545, respectively, related to the audit and review of the financial statements of Zhonghe, which were attached as an exhibit to the Form 8K/A filed by the Company on February 13, 2014.

Audit Related Fees

During the fiscal years ended December 31, 2015 and December 31, 2014, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2015 and December 31, 2014, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2015 and December 31, 2014, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2015 and 2014, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC. All work is preapproved.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1*	Articles of Incorporation of the Company, as amended
3.2 (1)	Amended and Restated Bylaws of the Company
10.1(2)	Office Tenancy Contract, dated effective as of December 1, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.2(2)	Office Tenancy Contract, dated December 31, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.3*	Loan Agreement, dated September 1, 2015, by and between the Company and Tongshang Kai Li Automobile Import Export Company Limited
10.4(3)	Payment Extension Agreement, dated November 10, 2015, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
10.5*	Office Tenancy Contract, dated effective as of December 1, 2015, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6*	Office Tenancy Contract, dated February 18, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (4)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008

(2) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015.

(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2015.

(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.

*Filed herewith

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2015

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Loss	F-6

Consolidated Statements of Shareholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 - F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheets of China Auto Logistics Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of China Auto Logistics Inc. and subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has reported a net loss attributable to shareholders of $12,014,594 and $26,863,297, and has net cash used in operating activities of $7,380,041 and $54,440,890 for the years ended December 31, 2015 and 2014, respectively, and has a working capital deficit of $30,801,730 and $7,298,690 as of December 31, 2015 and 2014, respectively. Further, the Company’s ability to realize its investment in the Airport International Auto Mall is uncertain. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum

Irvine, CA

April 7, 2016

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS:
Current assets:
Cash and cash equivalents	$7,119,686	$7,793,952
Restricted cash	23,799,346	12,171,490
Receivable related to financing services, net	82,105,826	101,764,549
Inventories, net	12,163,511	16,042,462
Advances to suppliers, net	100,807,121	68,670,928
Prepaid expenses	29,372	24,420
Value added tax receivable	369,940	470,663
Deferred tax assets	-	-
Total current assets	226,394,802	206,938,464

Property, plant, and equipment, net	61,287,192	67,126,002
Ownership interest in Car King Tianjin	-	-
Deferred rent	541,159	-
Goodwill	-	4,013,416
Intangible assets, net	-	433,874
Total assets	$288,223,153	$278,511,756

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$2,131,009	$2,423,015
Lines of credit related to financing services	73,004,179	63,106,959
Short term borrowings	67,290,734	68,909,343
Accounts payable	1,334,829	99,710
Notes payable to suppliers	33,509,483	16,290,625
Accrued expenses	365,937	3,540,275
Customer deposits	39,901,621	38,372,704
Deferred revenue	121,456	634,979
Rental deposits	77,033	81,453
Payable related to acquisition of Zhonghe – current portion, net	35,742,198	16,900,426
Due to former shareholder	2,093,182	2,213,280
Due to director	722,028	457,628
Income tax payable	656,098	677,092
Deferred tax liability	246,745	529,665
Total current liabilities	257,196,532	214,237,154

Payable related to acquisition of Zhonghe, excluding current portion, net	-	18,244,177
Deferred tax liability	9,248,814	10,499,323
Total liabilities	266,445,346	242,980,654

Commitments and contingencies (Note 16)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2015	2014

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of December 31, 2015 and 2014, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	5,776,306	7,330,995
(Accumulated deficit) retained earnings	(7,347,222)	4,667,372
Total China Auto Logistics Inc. shareholders’ equity	21,412,852	34,982,135
Noncontrolling interests	364,955	548,967
Total equity	21,777,807	35,531,102

Total liabilities and shareholders’ equity	$288,223,153	$278,511,756

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Net revenue	$448,131,741	$402,269,611
Cost of revenue	442,944,716	397,829,464
Gross profit	5,187,025	4,440,147

Operating expenses:
Selling and marketing	845,897	855,088
General and administrative	4,123,897	4,480,819
Reserve for uncollectible account on receivable related to financing services	3,216,727	-
(Recovery of) reserve in due from Car King Tianjin	(1,780,788)	1,802,326
Impairment loss on Airport International Auto Mall property	-	3,003,809
Impairment loss on goodwill and intangible asset	4,281,414	16,041,383
Total operating expenses	10,687,147	26,183,425

Loss from operations	(5,500,122)	(21,743,278)

Other income (expenses):
Interest income	327,660	909,897
Interest expense	(7,437,365)	(6,657,368)
(Loss) gain on disposal of property and equipment	(8,085)	11,626
Loss on sale of equity interest in subsidiary	(210,895)	-
Foreign exchange gain (loss)	926	(146,392)
Recovery of Investment (equity in losses) in Car King Tianjin	84,914	(660,759)
Miscellaneous	953	17,523
Total other expenses	(7,241,892)	(6,525,473)

Loss before income tax benefit	(12,742,014)	(28,268,751)

Income tax benefit	(726,066)	(1,385,103)

Net loss	(12,015,948)	(26,883,648)

Less: Net loss attributable to noncontrolling interests	(1,354)	(20,351)

Net loss attributable to shareholders of China Auto Logistics Inc.	$(12,014,594)	$(26,863,297)

Loss per share attributable to shareholders of China Auto Logistics Inc.
- basic and diluted	$(2.98)	$(6.66)

Weighted average number of common shares outstanding
- basic and diluted	4,034,494	4,034,494

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014

Net loss	$(12,015,948)	$(26,883,648)

Other comprehensive loss
- Foreign currency translation adjustments	(1,553,261)	(314,289)

Comprehensive loss	(13,569,209)	(27,197,937)

Less: Comprehensive income (loss) attributable to noncontrolling Interests	74	(22,749)

Comprehensive loss attributable to shareholders of China Auto Logistics Inc.	$(13,569,283)	$(27,175,188)

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- controlling	Total
	Shares	Amount	Capital	Income	Deficit)	Interests	Equity

Balance as of December 31, 2013	4,034,394	$4,034	$22,979,734	$7,642,886	$31,530,669	$571,716	$62,729,039
Foreign currency translation adjustments	-	-	-	(311,891)	-	(2,398)	(314,289)
Net loss	-	-	-	-	(26,863,297)	(20,351)	(26,883,648)
Balance as of December 31, 2014	4,034,394	4,034	22,979,734	$7,330,995	$4,667,372	548,967	35,531,102
Sale of Zhengji	-	-	-	-	-	(184,086)	(184,086)
Foreign currency translation adjustments	-	-	-	(1,554,689)	-	1,428	(1,553,261)
Net loss	-	-	-	-	(12,014,594)	(1,354)	(12,015,948)
Balance as of December 31, 2015	4,034,394	$4,034	$22,979,734	$5,776,306	$(7,347,222)	$364,955	$21,777,807

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(12,015,948)	$(26,883,648)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,381,282	2,623,825
Loss (gain) loss on disposal of property and equipment	8,085	(11,626)
Impairment loss on the Airport International Auto Mall property	-	3,003,809
Impairment loss on goodwill and intangible asset	4,281,414	16,041,383
Reserve for uncollectible account on receivable related to financing services	3,216,727	-
Inventory reserve	-	617,316
Allowance for uncollectible advances to suppliers	102,573	103,814
(Recovery of) reserve in due from Car King Tianjin	(1,780,788)	1,802,326
Recovery of Investment (equity in losses) in Car King Tianjin	(84,914)	660,759
Loss on sale of equity interest in subsidiary	210,895	-
Amortization of debt discount	522,935	782,215
Change in deferred tax assets	-	48,087
Change in deferred tax liabilities	(976,054)	(1,936,155)

Changes in operating assets and liabilities:
Restricted cash	(12,828,262)	14,356,013
Receivable related to auto mall management fees	-	254,346
Receivables related to financing services	11,541,198	(33,484,233)
Inventories	(282,015)	(1,385,757)
Advances to suppliers	(37,540,818)	(30,851,395)
Prepaid expenses, other current assets and other assets	(6,936)	(12,156)
Value added tax receivable	71,697	(188,338)
Deferred rent	(379,976)	-
Accounts payable	1,295,039	99,064
Lines of credit related to financing services	13,906,901	(2,761,320)
Notes payable	18,898,271	(4,883,448)
Accrued expenses	(38,617)	92,117
Accrued interest on payable related to the Zhonghe Acquisition	(983,869)	3,128,858
Customer deposits	3,769,780	3,325,750
Deferred revenue	(685,079)	433,147
Rental deposits	-	81,391
Income tax payable	16,438	502,966
Net cash used in operating activities	(7,380,041)	(54,440,890)

Cash flows from investing activities:
Repayments on payable related to the Zhonghe Acquisition	-	(16,323,318)
Repayments from (advances to) Car King Tianjin	1,865,702	(1,888,267)
Sale of equity interest in subsidiary	3,048,483	-
Proceeds from sales of property and equipment	11,197	19,448
Purchase of property and equipment	(3,603)	(11,072)
Net cash provided by (used in) investing activities	4,921,779	(18,203,209)

Cash flows from financing activities:
Bank overdraft	(167,582)	(5,244)
Proceeds from short-term borrowings	73,464,249	113,952,010
Repayments of short-term borrowings	(71,250,503)	(51,321,564)
Decrease of restricted cash related to short-term borrowings	-	2,988,953
Proceeds from a director	599,120	581,942
Repayment of amount due to director	(454,280)	(726,321)
Net cash flows provided by financing activities	2,191,004	65,469,776
Effect of exchange rate change on cash	(407,008)	(73,230)

Net decrease in cash and cash equivalents	(674,266)	(7,247,553

Cash and cash equivalents at the beginning of year	7,793,952	15,041,505
Cash and cash equivalents at the end of year	$7,119,686	$7,793,952

Supplemental disclosure of cash flow information:
Interest paid	$11,525,429	$7,645,386
Income taxes paid	$193,615	$-

Non cash activities:
Amount due to Zhengji to offset the sales price of equity interest in Zhengji	$5,231,941	$-

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        Organization and Nature of Business

The consolidated financial statements consist of the financial statements of China Auto Logistics Inc., and the following wholly owned and majority owned subsidiaries of the Company:

●	Ever Auspicious International Limited,

●	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”),

●	Tianjin Ganghui Information Technology Corp. (« Ganghui »),

●	Tianjin Hengjia Port Logistics Corp. (“Hengjia”),

●	Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”)

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

Shisheng was incorporated in the People’s Republic of Chinaon September 1, 1995. Shisheng’s business included Sales of Automobiles, providing Financing Services related to imported automobiles, and providing logistic services relating to the automobile importing process and other Automobile Value Added Services.

In August 2001, Shisheng formed Ganghui to provide web-based, real-time information on imported automobiles. Ganghui was 80% owned by Shisheng.

In September 2003, Shisheng formed Hengjia to provide automobile value added services to wholesalers and distributors in the imported vehicle trading industry. Hengjia was 80% owned by Shisheng.

In February 2005, Shisheng and three other founders formed Zhengji to enhance the imported automobile trading industry. Zhengji was 32% owned by Shisheng since 2005. In January 2007, Shisheng injected additional capital of $1,024,498 (equivalent to RMB8,000,000) into Zhengji. Consequently, Shisheng’s equity interest in Zhengji increased from 32% to 86.4%.

On July 23, 2009, Shisheng entered into Share Transfer Agreements to acquire additional ownership interests from other noncontrolling interest shareholders to increase its ownership interests in its Ganghui, Hengjia and Zhengji to 98% each for an aggregate amount of $444,120.

On November 1, 2010, Shisheng entered into a Share Transfer Agreement with the owners of Chongqing Qizhong Technology Development Co., Ltd. (“Qizhong”) to acquire all issued and outstanding stocks of Qizhong and completed the acquisition simultaneously. Qizhong is engaged in the development and operation of the website www.goodcar.cn and the business of providing customers with information and discounted services relating to automobiles, including discounted gas, car washes, and body-shop repair and car maintenance. These services provided by Goodcar were then included in the Company’s segments of Web-based Advertising Services and Automobile Value Added Services.

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China. With respect to the establishment of the Joint Venture, Car King Tianjin will own and operate a used car business. The establishment of the Joint Venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns the Tianjin Airport International Auto Mall, where the used car business will be operated. Following the Zhonghe Acquisition, on November 30, 2013, the joint venture was established in accordance with the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China will make capital contributions totaling approximately $1,303,000 (RMB8,000,000) and approximately$1,955,000 (RMB12,000,000), respectively, to Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe made an initial capital contribution of approximately $652,000 (RMB4,000,000) to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong (Tianjin) International Development Ltd. Co. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million.

On September 23, 2015, the Company sold its 98% equity interest in Zhengji which was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,048,483 (net of cash of $7,408 at Zhengji and amount due to Zhengji of $5,231,941). Zhengji’s assets consisted of automobile inventories of $3,422,658, other assets of $12,493 and other current liabilities of $2,329 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $210,895 after consideration of the non controlling interest of $173,444 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the collectibility of accounts receivable, the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. Actual results could differ from those estimates.

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern as the Company’s Independent Registered Public Accounting Firm has indicated these factors raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s net loss attributable to shareholders for the year ended December 31, 2015 was $12,014,594 as compared to $26,863,297 for the year ended December 31, 2014. The operating results for the years ended December 31, 2015 and 2014 included $0 and $3,003,809, respectively, related to an impairment loss recorded on the Airport International Auto Mall, and $4,281,414 and $16,041,383, respectively, related to impairment losses on goodwill and intangible asset.

As of December 31, 2015, the Company had a working capital deficit of $30,801,730, including $67,290,734 in current liabilities for short-term borrowings which are due during the period between January and August 2016, and $35,742,198 in current liabilities payable to Hezhong related to the Zhonghe Acquisition, which is due in May and November in 2016, and for which we do not currently have the necessary capital to re-pay.

Net cash used in operations during the year ended December 31, 2015 and 2014 was $7,380,041 and $54,440,890, respectively.

The Company invested heavily in Car King Tianjin through cash investment and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. The Company believes that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for long-term growth. However, the Company’s ability to realize its investment in the Airport International Auto Mall is uncertain, and the Company cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future. The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company’s plan continues to be to develop new customer relationships and substantially increase our cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s receivables related to financing services, value added tax receivable, inventories, prepaid expenses, deferred rent, accounts payable, advances to suppliers, bank overdraft, lines of credit related to financing services, short-term borrowings, notes payable to suppliers, accrued expenses, customer deposits, deferred revenue, due to director, other current payable, and income tax payable as of December 31, 2015 and 2014 approximate fair value.

Other Comprehensive Income

Other comprehensive income consists of other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $(1,554,689) and $(311,891) for the years ended December 31, 2015 and 2014, respectively, are foreign currency translation adjustments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, notes receivable and receivables related to financing services. The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors relevant to determining the credit risk of specific customers. The amount of receivables ultimately not collected by the Company has generally been consistent with management’s expectations and the allowance established for doubtful accounts.

Major Customers

During the years ended December 31, 2105 and 2014, one customer accounted for 25% and 15%, respectively, of the Company’s net revenue. Sales to this customer were related to the Sales of Automobiles segment.

Major Suppliers

Two suppliers accounted for an aggregate of 30% of the Company’s purchases during the year ended December 31, 2015. One supplier accounted for 11% of the Company’s purchases during the year ended December 31, 2014. Purchases from these suppliers were related to the Sales of Automobiles segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC and Hong Kong are not fully protected by insurance and such uninsured amounts totaled $7,007,902 and $7,724,280 as of December 31, 2015 and 2014, respectively.

Restricted Cash

The Company is required to maintain certain amounts of cash in its banks to secure certain banks’ letters of credit issued to its customers, certain draws on its lines of credit, short-term borrowings and notes payable to suppliers. Restricted cash to secure these bank lines is not protected by any insurance and such restricted cash totaled $23,799,346 and $12,171,490 as of December 31, 2015 and 2014, respectively.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the year ended December 31, 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $3,081,331.

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (determined by specific identification method) or market (net realizable). As of December 31, 2015 and 2014, the reserve for obsolescence amounted to $0 and $810,282, respectively.

Advances to suppliers

Advances to suppliers consist primarily of advance payments to suppliers for automobile purchases. As of December 31, 2015 and 2014, the reserve for potential uncollectible accounts amounted to $196,512 and $103,893, respectively.

Due from Car King Tianjin

Due from Car King Tianjin consist of advances for its working capital. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,803,706 balance due from Car King Tianjin as of December 31, 2014 as a result of the uncertainties of collecting these advances. The advances were fully collected during the year ended December 31, 2015. As of result, the Company recorded a recovery of reserve in due from Car King Tianjin in the amount of $1,780,788. There was no outstanding balance of due from Car King Tianjin as of December 31, 2015.

Property and Equipment, net

Property and equipment, net are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line basis method over the following estimated useful lives:

Buildings and land use rights	31 years
Computers	3 to 5 years
Office equipment, furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of Useful Lives or Remaining Term of Lease
Automobiles	5 years

Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related assets or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of asset less disposal costs. The Company engaged a third party specialist to perform a real estate appraisal for the Airport International Auto Mall at December 31, 2015. The Company determined that the fair value of the Airport International Auto Mall exceeded its carrying value. The fair value was determined using three approaches including (i) the income approach which is based on the estimated future discounted cash flow generated from this property, (ii) the market approach which is based on the current market value of comparable properties, and (iii) the replacement cost approach. Based on results of the real estate appraisal, the fair market value exceeded the carrying value of the Airport International Auto Mall at December 31, 2015. As a result, the Company recorded no impairment on the Airport International Auto Mall during the year ended December 31, 2015.

During the course of the impairment evaluation for the Airport Auto Mall Automotive Services reporting unit at December 31, 2014, the Company determined that the carrying value of the Airport International Auto Mall exceeded its fair value. The fair value was determined using the income approach to valuation, which is based on the estimated future discounted cash flow generated from this property. Consequently, the Company recorded an impairment loss of $3,003,809 during the year ended December 31, 2014, which represented the excess of the carrying value of this property over its estimated fair value.

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

As of December 31, 2015, the Company performed an impairment test on our goodwill for the Sales of Automobiles unit which was initially acquired through the Zhonghe acquisition. The Company first assessed the qualitative factors as the Company believed the indicators for impairments existed at December 31, 2015. As a result, the Company conducted a 2-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the Sales of Automobiles unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of Sales of Automobiles unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, was recognized as an impairment loss. Upon the completion of the evaluation, the Company concluded that an impairment on the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flows to be generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015.

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

Intangible Assets

As of December 31, 2015 and 2014, intangible assets consist of customer relations arose from the Zhonghe Acquisition. Amortization is calculated using the straight-line method over five years. Intangible assets are carried at cost less accumulated amortization. As of December 31, 2015, the Company performed a detailed quantitative impairment test on the customer relations. The Company performed Step 1 of quantitative goodwill impairment test and determined the carrying value of the customer relations for the Sales of Automobiles unit was less than the fair value indicating impairment. The customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those in 2014 and the periods prior to the Company’s acquisition. The Company measured the carrying amount of the intangible asset against the estimated undiscounted future cash flows associated with this asset. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon the completion of the impairment evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia, Zhengji and Ganghui. The noncontrolling interests in 2015 and 2014 are summarized as below:

	As of December 31,
	2015	2014

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%
Zhengji	-%	2.0%

The noncontrolling interests in Hengjia, Zhengji and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2015 and 2014 and “net income (loss) attributable to noncontrolling interests” in the consolidated statements of operations for the years ended December 31, 2015 and 2014. On September 23, 2015, the Company sold its 98% equity interest in Zhengji and therefore the 2% noncontrolling interest in Zhengji no longer existed at December 31, 2015.

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

Cost of Revenue

Cost of revenue includes the purchase cost of the automobiles, inventory obsolescence, freight-in and all the direct costs related to the sales of the automobiles, and interest expense and line of credit fees related to the financing services. All costs related to the Company’s distribution network are included in the cost of revenue.

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

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $14,000 and $86,000 of advertising expenses for the years ended December 31, 2015 and 2014, respectively. Advertising expense is included in the caption “Selling and Marketing” within operating expenses on the consolidated statements of income.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2015 and 2014.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2015 and 2014, the Company did not have any common stock equivalents, therefore, the basic loss per share is the same as the diluted loss per share.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. These reclassifications related to certain categories within operating activities in the consolidated statement of cash flows.  These reclassifications did not have any impact on the financial position, results of operations or cash flows as of and for the year ended December 31, 2014.

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new standard restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples of a strategic shift could include, but not be limited to, disposal of major geographic segments, a major line of business or other major business component of an entity. The new guidance also expands the required disclosures for entities that have assets held for sale but do not meet the new definition of discontinued operations. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company adopted this standard during the first quarter of 2014. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's consolidated financial statements.

In July 2015, the FASB issued No. ASU No. 2015-11, Simplifying the Measurement of Inventory.  This ASU changes the measurement principle for inventories valued under the FIFO or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value.  Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU does not change the measurement principles for inventories valued under the LIFO method.  We adopted this ASU on September 30, 2015.  The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. The standard is effective for public entities for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities, or retrospectively for all periods presented. The effects of this update on our financial position, results of operations and cash flows are not expected to be material.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

The Company is not aware of any other recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)        Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	As of December 31,
	2015	2014

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,921,950	$2,393,338
Collateral for notes payable to suppliers	18,877,396	9,778,152
	$23,799,346	$12,171,490

(4)        Property and Equipment, Net

A summary of property and equipment is as follows:

	As of December 31,
	2015	2014

Buildings and land use rights before impairment	$68,559,631	$72,493,280
Less: Impairment	(2,842,990)	(3,006,109)
Buildings and land use rights, net	65,716,641	69,487,171
Computers	151,422	227,377
Office equipment, furniture and fixtures	67,010	109,818
Leasehold improvements	32,354	34,210
Automobiles	987,697	1,089,248
	66,955,124	70,947,824
Less: Accumulated depreciation and amortization	(5,667,932)	(3,821,822)
	$61,287,192	$67,126,002

Depreciation and amortization expense for property and equipment amounted to $2,271,913 and $2,513,134 for the years ended December 31, 2015 and 2014, respectively.

Airport International Auto Mall property with a carrying value of $61,204,169 and $66,953,804 was used as collateral to secure various short term bank borrowings as of December 31, 2015 and 2014, respectively.

(5)        Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Reporting Segments
	Sales of Automobiles	Airport Auto Mall Automotive Services	Total

Balance as of January 1, 2014	$4,031,873	$16,127,492	$20,159,365
Impairment loss	-	(16,041,383)	(16,041,383)
Translation adjustment	(18,457)	(86,109)	(104,566)
Balance as of December 31, 2014	4,013,416	-	4,013,416
Impairment loss	(3,962,422)	-	(3,962,422)
Translation adjustment	(50,994)	-	(50,994)
Balance as of December 31, 2015	$-	$-	$-

During the year ended December 31, 2013, the Company acquired Zhonghe. We recorded a total of $20,107,700 of goodwill related to this acquisition. The Company allocated approximately 20% of the goodwill to the Sales of Automobiles segment and approximately 80% of the goodwill to the Airport Auto Mall Automotive Services based on the Company’s estimated expected present value of future cash flows for each of these segments.

As of December 31, 2015, the Company performed an impairment test on the goodwill and customer relations for the Sales of Automobiles unit. Upon the completion of the impairment evaluation, the Company concluded that an impairment on the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flow generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015.

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

(6)        Intangible Asset, Net

The Company’s acquired customer relations in connection with Zhonghe on November 30, 2013. As of December 31, 2015, the balance for customer relations is summarized as follows:

	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible asset subject to amortization – Customer Relations
As of December 31, 2015	5 years	$555,002	$(17,749)	$(318,992)	$(218,261)	$-

As of December 31, 2014	5 years	$555,002	$(1,120)	$-	$(120,008)	$433,874

Amortization expense for intangible assets was $109,369 and $110,691 for the year ended December 31, 2015 and 2014, respectively.

The customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those in 2014 and the periods prior to acquisition. Upon the completion of the impairment evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

(7)        Equity Investment in Car King Tianjin

On November 22, 2013, Zhonghe entered into a Cooperation Framework Agreement with Car King China with respect to the establishment of the Joint Venture, whichwill own and operate a used car business. The establishment of the Joint Venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe, which owns the Airport International Auto Mall, where the used car business was to be operated. Following the Zhonghe Acquisition, on November 30, 2013, the Joint Venture was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, Zhonghe and Car King China can make capital contributions totaling up to approximately $1,303,000 (RMB8,000,000) and $1,955,000 (RMB12,000,000), respectively, to Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe made an initial capital contribution of approximately $652,000 (RMB4,000,000) to Car King Tianjin in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of December 31, 2015 and December 31, 2014, the Company’s equity investment balance in Car King Tianjin was $0 and $0. The amount due from Car King Tianjin was reduced by $86,007 for the amount of shared cumulative loss in excess of the investment in Car King Tianjin as of December 31, 2014. Net balance of due from Car King Tianjin was $1,803,706 as of December 31, 2014. Due to the cumulative loss incurred by Car King Tianjin, the Company fully reserved the $1,803,706 due from Car King Tianjin as a result of the uncertainties of collecting these advances. The advances were fully collected during the year ended December 31, 2015. As of result, the Company recorded a recovery of reserve in due from Car King Tianjin in the amount of $1,780,788 and recovery of investment (equity in losses) in Car King Tianjin in the amount of $84,914 during the year ended December 31, 2015. There was no outstanding balance of due from Car King Tianjin as of December 31, 2015.

The Company’s investments in Car King Tianjin are accounted for using the equity method of accounting. The results of operations and financial position of the Company’s equity basis investments are summarized below:

	Year Ended December 31,
Condensed statements of operations information:	2015	2014

Net sales	$8,059,578	$3,430,914

Gross profit	$2,506,168	$1,740,204

Net loss	$(2,190,676)	$(1,651,898)

Company’s share in net loss of investee (included in the net loss of the Airport Auto Mall Automotive Service Segment)	$(876,270)	$(660,759)
Recovery of investment	(84,914)	-
Excess loss over investment	876,270	-
Recovery of investment (equity in losses) in net loss of Car King Tianjin	$84,914	$(660,759)

	As of December 31,
Condensed balance sheet information:	2015	2014

Current assets	$629,912	$1,462,036

Non current assets	860,671	1,039,338

Total assets	$1,490,583	$2,501,374

Current liabilities, including amount due to the Company of $231,100 and $1,889,713, as of December 31, 2015 and 2014, respectively	$3,792,402	$2,716,389

Shareholders’ deficit	(2,301,819)	(215,015)

Liabilities and shareholders’ deficit	$1,490,583	$2,501,374

(8)        Bank Overdraft

In January 2014, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,310,999 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2014. The outstanding balance of the facility was $2,423,015 as of December 31, 2014.

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,310,999 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2015. The outstanding balance of the facility was $2,131,009 as of December 31, 2015.

(9)        Lines of Credit Related to Financing Services

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $3,206,455 and $4,130,301 for the years ended December 31, 2015 and 2014, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In June 2014, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $10,784,661 (RMB70,000,000). Borrowings under this facility line of credit bore interest at rates to be determined upon drawing and bear interest at rates ranging between 3.73% and 5.07% per annum and the borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2015 and 2014, the Company had an outstanding balance of $0 and $3,661,523, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in February 2015.

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $10,784,661 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing and bear interest at rates ranging between 3.43% and 4.79% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2015 and 2014, the Company had an outstanding balance of $6,613,276 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured and renewed in March 2016.

Agricultural Bank of China

In September 2014 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $80,114,626 (RMB520,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 4.53% to 6.29% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $49,414,953, respectively, under this facility line of credit. This facility matured in September 2015.

In September 2015 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $73,951,962 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bear interest at rates ranging from 3.60% to 5.79% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2015 and December 31, 2014, the Company had outstanding balances of $33,531,505 and $0, respectively, under this facility line of credit. This facility matures in September 2016.

PuDong Development Bank

In December 2013, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,487,991 (RMB120,000,000). Borrowings under this facility line of credit bore interest at rates ranging from 5.03% to 5.43% per annum. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $3,546,934, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2014.

In January 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,487,991 (RMB120,000,000). Borrowings under this facility line of credit bore interest at rates ranging from 4.70% to 5.67% per annum. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2015.

In December 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,487,991 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.70% to 5.20% per annum. As of December 31, 2015 and 2014, the Company had outstanding balances of $8,091,241and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2016.

China Zheshang Bank

In August 2014, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $27,731,986 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bore interest at rates ranging from 5.3% to 5.5% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $831,215, respectively, under this facility line of credit. This facility matured in August 2015.

In August 2015, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $27,731,986 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary, (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at rates ranging from 4.9% to 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2015 and 2014, the Company had outstanding balances of $8,374,161 and $0 respectively, under this facility line of credit. This facility matures in August 2016.

Industrial and Commercial Bank of China

In February 2014, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $15,406,659 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. The borrowings under this facility line of credit bore interest at rates ranging from 3.65% to 3.89% per annum and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $4,761,227, respectively, under this facility line of credit. This facility matured in February 2015.

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $15,406,659 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.20% to 4.8% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2015 and 2014, the Company had outstanding balances of $5,431,703 and $0, respectively, under this facility line of credit. This facility matures in June 2016.

China Minsheng Bank

In April 2014, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $12,325,327 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bore interest at rates ranging from 1.28% to 1.96% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $891,107, respectively, under this facility line of credit. This facility matured in April 2015.

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $12,325,327 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 0.28% to 1.89% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2015 and 2014, the Company had outstanding balances of $6,248,270 and $0, respectively, under this facility line of credit. This facility matures in April 2016.

Shengjing Bank

In December 2014, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,703,330 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of December 31, 2015 and 2014, the Company had outstanding balances of $0 and $0 under this facility line of credit. Borrowings under this facility line of credit bore interest at rates ranging from 4.20% to 5.2% per annum. This facility matured in November 2015.

In November 2015, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,703,330 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of December 31, 2015 and 2014, the Company had outstanding balances of $4,714,023 and $0 under this facility line of credit. Borrowings under this facility line of credit bore interest at rates of 4.8% to 5.2% per annum. This facility matures in November 2016.

(10)        Short Term Borrowings

Agricultural Bank of China

In March 2014, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $9,243,995 (RMB60,000,000). The outstanding balance totaled $0 and $9,774,376 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In April 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $4,621,998 (RMB30,000,000). The outstanding balance totaled $0 and $4,887,187 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in March 2015 and was repaid, and is secured by the Airport International Auto Mall and related land use rights.

In July 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $7,703,329 (RMB50,000,000). The outstanding balance totaled $0 and $8,145,312 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, originally matured in July 2015 but was repaid early in June 2015, and is secured by the Airport International Auto Mall and related land use rights.

In August 2014, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company could borrow up to $6,162,664 (RMB40,000,000). The outstanding balance totaled $0 and $6,516,250 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 6.6% per annum, matured in August 2015, and is secured by the Airport International Auto Mall and related land use rights.

In September 2014, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $10,014,328 (RMB65,000,000). The outstanding balances totaled $0 and $10,588,906 as of December 31, 2015 and 2014, respectively. These short term loans bear interest at a rate of 6.6% per annum, matured in September 2015, and are secured by the Airport International Auto Mall and related land use rights.

In February 2015, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $13,865,993 (RMB90,000,000). The outstanding balances totaled $13,865,993 and $0 as of December 31, 2015 and 2014, respectively. These short term loans bear interest at a rate of 6.16% per annum, matured in February 2016, and are secured by the Airport International Auto Mall and related land use rights.

In June 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $6,932,996 (RMB45,000,000). The outstanding balance totaled $6,932,996 and $0 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 5.61% per annum, matures in June 2016, and is secured by the Airport International Auto Mall and related land use rights.

In July 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,546,397 (RMB36,000,000). The outstanding balance totaled $5,546,397 and $0 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 5.34% per annum, matures in July 2016, and is secured by the Airport International Auto Mall and related land use rights.

In August 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,546,397 (RMB36,000,000). The outstanding balance totaled $5,546,397 and $0 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

In September 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $3,389,465 (RMB22,000,000). The outstanding balance totaled $3,389,465 and $0 as of December 31, 2015 and 2014, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

China Zheshang Bank

In July and August 2014, the Company entered into four loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,081,332 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,258,125 as of December 31, 2014. These loans matured in January and February 2015 and were repaid.

In January 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,081,332 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 as of December 31, 2015 and 2014, respectively. These loans matured in July 2015 and were repaid.

In July 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,081,332 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.6% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $0 as of December 31, 2015 and 2014, respectively. These loans matured and were repaid in December 2015.

In August and September 2015, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,585,633 (RMB29,763,970). Borrowings under these loan agreements bear interest at rates ranging from 4.6% to 4.85% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,585,633 and $0 as of December 31, 2015 and 2014, respectively. These loans matured in February and March 2016.

In December 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,081,332 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,081,332 and $0 as of December 31, 2015 and 2014, respectively. These loans mature in June 2016.

Tianjin Binhai Rural Commercial Bank

In December 2014, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $24,342,521 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 8.12% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe (v) the wife of Mr. Zhou Xiao Guang, the former owner of the seller of Zhonghe, (vi) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (vii) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (viii) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (ix) Cheng Jun, shareholder of the Company’s supplier. The total outstanding balance of these agreements was $0 and $25,739,187 as of December 31, 2015 and 2014, respectively. This loan agreement matured in September 2015.

In July and August 2015, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $24,342,521 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 7.03% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (v) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (vii) Cheng Jun, shareholder of the Company’s supplier, (viii) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, (ix) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The total outstanding balance of these agreements was $24,342,521 and $0 as of December 31, 2015 and 2014, respectively. These loan agreements mature in July and August 2016.

(11)        Notes Payable to Suppliers

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

As of December 31, 2014, the Company had four outstanding notes payable to suppliers, matured in June 2015, in an aggregate amount of $5,701,719, respectively (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,851,107 (RMB17,501,523) as guaranteed funds, which was classified as restricted cash as of December 31, 2014.

As of December 31, 2015, the Company had four outstanding notes payable to suppliers, maturing in December 2015, in an aggregate amount of $5,392,331 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,698,020 (RMB17,512,036) as guaranteed funds, which was classified as restricted cash as of December 31, 2015.

As of December 31, 2015, the Company had five outstanding notes payable to suppliers, maturing in January and February 2016, in an aggregate amount of $6,932,996 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,468,882 (RMB22,515,475) as guaranteed funds, which was classified as restricted cash as of December 31, 2015.

Tianjin Binhai Rural Commercial Bank

As of December 31, 2015, the Company had fifteen outstanding notes payable to suppliers, maturing in February 2016, in an aggregate amount of $21,184,156 (RMB137,500,000),, the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $12,710,494 (RMB82,500,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2015.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(12)        Long term debt

The Company has an outstanding debt due to Hezhong, the seller of Zhonghe. The debt carries an interest at a rate of 6% per annum. The debt is due in three installment payments of approximately $19.5 million (RMB120,000,000) each including interest and is secured by the real estate property where the Airport International Auto Mall is located.

On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.5 million installment payment from November 30, 2015 to May 31, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36 million.

Summary of this debt follows:

Outstanding debt balance plus accrued interest	$35,742,198
Less current portion due in 2016	(35,742,198)
Outstanding debt balance less current portion	$-

(13)        Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2015 and 2014.

The components of loss before income tax benefit for the years ended December 31, 2015 and 2014 follows:

	Year ended December 31,
	2015	2014
Loss before income tax benefit
US Federal	$-	$-
PRC	(12,742,014)	(28,268,751)
	$(12,742,014)	$(28,268,751)

The Company’s income tax benefit amounted to $(726,066) and $(1,385,103) for the years ended December 31, 2015 and 2014, respectively, (an effective rate of 5.7% and 4.9% for 2015 and 2014, respectively). A reconciliation of the provision (benefit) for income taxes, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2015	2014
Computed tax benefit at US federal statutory rate of 34%	$(4,332,285)	$(9,611,375)

Permanent differences:
Meals and entertainment (non-deductible portion)	23,565	31,877
Non-deductible interest	32,811	-
Legal and professional fees (non-deductible portion)	213,203	241,340
Impairment loss on goodwill	1,347,223	5,454,070
Amortization of debt discount	177,798	265,953
Tax rate difference between US and PRC on foreign earnings	671,618	957,741
Write –off of deferred tax valuation allowance as a result of sale of Zhengji	522,337	-
Change in valuation allowance	432,573	1,382,969
Exchange rate change	83,042	-
Other	102,049	(107,678)
	$(726,066)	$(1,385,103)

	Year ended December 31,
	2015	2014
Details of income taxes
Current
US Federal	$-	$-
PRC	249,988	551,052
Total current provision (benefit)	249,988	551,052

Deferred
US Federal	-	-
PRC	(976,054)	(1,936,155)
Total deferral benefit	(976,054)	(1,936,155)

Total income tax benefit	$(726,066)	$(1,385,103)

	As of December 31,
	2015	2014
Details of deferred taxes
Deferred tax assets:
Net operating losses carryforwards	$1,239,673	$858,689
Allowance for doubtful account – receivable related to Financing Services	770,333	-
Allowance for doubtful account – advances to suppliers	49,128	25,973
Inventory reserve	-	202,571
Reserve for due from Car King Tianjin	-	450,926
	2,059,134	1,538,159
Valuation allowance	(2,059,134)	(1,538,159)
Total deferred tax asset	-	-

Deferred tax liability:
Debt discount	246,745	790,567
Excess of book basis over tax basis – Airport International Auto Mall property	9,248,814	10,129,952
Intangible asset	-	108,469
Total deferred tax liability	9,495,559	11,028,988

Net deferred tax liability	$9,495,559	$11,028,988

Classification on consolidated balance sheets
Deferred tax assets
- Current	$-	$-

Deferred tax liability
- Current	$246,745	$529,665
- Non-current	9,248,814	10,499,323
Total deferred tax liabilities	$9,495,559	$11,028,988

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $2,059,134 and $1,538,159 as of December 31, 2015 and 2014, respectively, are not more likely than not to be realized. Accordingly the Company provided a valuation allowance amounting to $2,059,134 and $1,538,159 against the deferred tax assets as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had unused net operating loss carryforward from its PRC subsidiaries in the amount of approximately $5.0 million which may be applied against future taxable income and begins to expire after the year of 2019.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $16.3 million as of December 31, 2015. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

(14)        Retained Earnings

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2015 and December 31, 2014, the Company’s statutory reserve fund was approximately $2,126,000 and $3,437,000, respectively.

(15)        Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2015 and 2014, the Company made aggregate borrowings from Ms. Cheng Weihong of $599,120 and $581,942, respectively, and made repayments of $454,280 and $726,321 to Ms. Cheng Weihong. As of December 31, 2015 and 2014, the outstanding balances due to Ms. Cheng Weihong were $722,028 and $457,628, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,093,182 and $2,213,280 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2015 and 2014, respectively. In January 2015, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of December 31, 2015 and 2014 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2015 and 2014, there was no imputed interest charged in relation to these balances.

On September 1 2015, the Company and Tongshang Kai Li (Tianjin) Automobile Import Export Company Limited (“Tongshang Kai Li”) entered into a Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Tongshang Kai Li advanced funds, at an annual interest rate of 15%, to the Company for the Company’s short term working capital needs until December 31, 2015; the expiration date of the Loan Agreement. During the year ended December 31, 2015, the Company borrowed a total of $1,457,982 which incurred interest of $148,534. As of December 31, 2015, there were no outstanding balances due to Tongshang Kai Li as all amounts were repaid.

Tongshang Kai Li is 51% owned by Tianjin Kai Li Xing Kong Real Property Limited Co. (“Tianjin Kai Li”), and 49% owned by Ningbo Tong Shang Rong Chuang Investment Limited Co.. Ms. Cheng Weihong, a Director and Senior Vice President of the Company, owns 99% of Tianjin Kai Li. Therefore, Ms. Cheng Weihong has 50.49% of beneficial ownership in Tongshang Kai Li.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

(16)        Commitments

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2016. Rent expenses under operating leases were $166,567 for 2015 and $160,030 for 2014. The leases expire at various dates through 2016. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Future minimum lease payments under non-cancelable operating leases were as follows:

2016	$30,591
Thereafter	-
$30,591

(17)        Rental Income

Operating lease arises from the leasing of the Company’s Airport International Auto Mall property to Car King Tianjin, to operate the used car business. The lease term is for a period of 10 years from January 2014 to December 2023. Depreciation expense for assets subject to operating lease is provided on the straight-line method over the term of the lease. Depreciation expense relating to Airport International Auto Mall property was $2,209,574 for 2015 and $2,336,704 for 2014.

The cost and accumulated depreciation for the Airport International Auto Mall Property are as follows:

	As of December 31,
	2015	2014

Buildings and land use rights, net of impairment loss of $2,842,990 and $3,006,109 at December 31, 2015 and 2014, respectively	$65,716,641	$69,487,171
Less: Accumulated depreciation and amortization	(4,512,472)	(2,533,367)
	$61,204,169	$66,953,804

Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on our investment in the Joint Venture since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred $745,296 rental income related to the lease of the Airport International Auto Mall. The Company recorded rental income of $665,693 for the fiscal year 2014 representing the rental revenue for the six months ended June 30, 2014. Car King Tianjin’s cash flow improved after receiving additional working capital from Car King China during the second half of 2015. The Company has since collected the outstanding balance due from Car King including rental income during the year ended December 31, 2015. The Company recorded rental income of $1,787,294 during the year ended December 31, 2015 which included the deferred rent for the period from July 1, 2014 to December 31, 2014. The Company recorded rental income of $665,693 for the year ended December 31, 2014.

Future minimum rental income to be received under the non-cancelable operating lease is as follows at December 31, 2015:

2016	$1,232,533
2017	1,232,533
2018	1,232,533
2019	1,617,699
2020	1,617,699
Thereafter	5,007,164
$11,940,161

Future minimum rental payments to be received do not include contingent rentals that may be received under the lease.

(18)        Segment Information

The Company has four principal operating segments: (1) sales of automobiles, (2) financing services, (3) airport auto mall automotive services, and, (4) other services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

Year Ended December 31, 2015

			Airport Auto Mall
	Sales of	Financing	Automotive	Other
	Automobiles	Services	Services	Services	Corporate	Total

Net revenue	$440,728,484	$5,567,208	$1,787,294	$48,755	$-	$448,131,741
Cost of revenue	439,577,424	3,367,292	-	-	-	442,944,716

Operating expenses
Selling and marketing	359,506	359,506	84,590	42,295	-	845,897
General and administrative	288,673	288,673	2,474,338	41,239	1,030,974	4,123,897
Reserve for uncollectible account on receivable related to financing services	-	3,216,727	-	-	-	3,216,727
Recovery of reserve in due from Car King Tianjin	-	-	(1,780,788)	-	-	(1,780,788)
Impairment on goodwill and intangible assets	4,281,414	-	-	-	-	4,281,414
Total operating expenses	4,929,593	3,864,906	778,140	83,534	1,030,974	10,687,147
Income (loss) from operations	$(3,778,533)	$(1,664,990)	$1,009,154	$(34,779)	$(1,030,974)	$(5,500,122)
Depreciation and Amortization	$168,100	$10,815	$1,785,836	$8,536	$407,994	$2,381,281

Year Ended December 31, 2014

			Airport Auto Mall
	Sales of	Financing	Automotive	Other
	Automobiles	Services	Services	Services	Corporate	Total

Net revenue	$393,669,010	$7,403,202	$665,693	$531,706	$-	$402,269,611
Cost of revenue	393,600,739	4,197,638	-	31,087	-	397,829,464

Operating expenses
Selling and marketing	13,147	617,331	128,200	96,410	-	855,088
General and administrative	314,156	314,157	1,967,561	376,988	1,507,957	4,480,819
Reserve in due from Car King Tianjin	-	-	1,802,326	-	-	1,802,326
Impairment loss on Airport International Auto Mall property	-	-	3,003,809	-	-	3,003,809
Impairment on goodwill	-	-	16,041,383	-	-	16,041,383
Total operating expenses	327,303	931,488	22,943,279	473,398	1,507,957	26,183,425
Income (loss) from operations	$(259,032)	$2,274,076	$(22,277,586)	$27,221	$(1,507,957)	$(21,743,278)
Depreciation and Amortization	$188,631	$25,117	$1,936,396	$23,640	$450,041	$2,623,825

Total Assets

			Airport Auto Mall
	Sales of	Financing	Automotive	Other
	Automobiles	Services	Services	Services	Corporate	Total

As of December 31, 2015	$136,023,326	$92,186,303	$48,482,035	$310,393	$11,221,096	$288,223,153
As of December 31, 2014	$113,248,213	$111,720,132	$51,287,018	$1,378,466	$877,927	$278,511,756

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated: April 7, 2016

62

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer and Director	April 7, 2016
Tong Shiping	(Principal Executive Officer)

/s/ Wang Xinwei	Chief Financial Officer, Treasurer, Vice President and Director	April 7, 2016
Wang Xinwei	(Principal Accounting Officer)

/s/ Cheng Weihong	Senior Vice President (Head of Human Resources and General	April 7, 2016
Cheng Weihong	Administration) and Director

/s/ Howard S. Barth	Director	April 7, 2016
Howard S. Barth

/s/ Wang Wei	Director	April 7, 2016
Wang Wei

/s/ Yang Lili	Director	April 7, 2016
Yang Lili

/s/ Zou Baoying	Director	April 7, 2016
Zou Baoying

63

Index to Exhibits

Exhibit Number	Exhibit Description
3.1*	Articles of Incorporation of the Company, as amended
3.2 (1)	Amended and Restated Bylaws of the Company
10.1(2)	Office Tenancy Contract, dated effective as of December 1, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.2(2)	Office Tenancy Contract, dated December 31, 2014, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.3*	Loan Agreement, dated September 1, 2015, by and between the Company and Tongshang Kai Li Automobile Import Export Company Limited
10.4(3)	Payment Extension Agreement, dated November 10, 2015, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
10.5*	Office Tenancy Contract, dated effective as of December 1, 2015, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6*	Office Tenancy Contract, dated February 18, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1 (4)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008

(2) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2015.

(3) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2015.

(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.

*Filed herewith