Form 10-Q
period 2016-03-31
China Auto Logistics Inc
filed 2016-05-16
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2016
Common Stock, $.001 par value per share	4,034,394 shares

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$5,160,437	$7,119,686
Restricted cash	39,217,661	23,799,346
Receivable related to financing services	63,748,663	82,105,826
Inventories	22,712,571	12,163,511
Advances to suppliers	101,556,968	100,807,121
Prepaid expenses	26,381	29,372
Recoverable and accrued value added tax receivable	2,104,589	369,940
Total current assets	234,527,270	226,394,802

Property, plant, and equipment, net	61,275,113	61,287,192
Ownership interest in Car King Tianjin	-	-
Deferred rent	666,884	541,159
Total assets	$296,469,267	$288,223,153

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$2,316,101	$2,131,009
Lines of credit related to financing services	61,139,626	73,004,179
Short term borrowings	62,656,059	67,290,734
Accounts payable	3,355,867	1,334,829
Notes payable to suppliers	49,240,838	33,509,483
Accrued expenses	247,513	365,937
Customer deposits	46,719,828	39,901,621
Deferred revenue	114,006	121,456
Rental deposits	77,545	77,033
Payable related to Zhonghe Acquisition	36,683,638	35,742,198
Due to former shareholder	2,107,077	2,093,182
Due to director	869,027	722,028
Income tax payable	664,005	656,098
Deferred tax liability	181,988	246,745
Total current liabilities	266,373,118	257,196,532

Deferred tax liability	9,226,790	9,248,814
Total liabilities	275,599,908	266,445,346
Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	5,928,784	5,776,306
Accumulated deficit	(8,408,139)	(7,347,222)
Total China Auto Logistics Inc. shareholders’ equity	20,504,413	21,412,852
Noncontrolling interests	364,946	364,955
Total equity	20,869,359	21,777,807

Total liabilities and shareholders’ equity	$296,469,267	$288,223,153

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net revenue	$137,391,006	$87,350,162
Cost of revenue	136,112,906	86,868,320
Gross profit	1,278,100	481,842

Operating expenses:
Selling and marketing	184,081	193,664
General and administrative	1,020,489	1,057,399
Total operating expenses	1,204,570	1,251,063

Income (loss) from operations	73,530	(769,221)

Other income (expenses)
Interest income	368,016	84,868
Interest expense	(1,591,503)	(1,918,797)
Gain on sale of property and equipment	5,702	-
Equity loss – share of investee company loss	-	(293,791)
Miscellaneous	1,569	-
Total other expenses	(1,216,216)	(2,127,720)

Loss before income taxes	(1,142,686)	(2,896,941)

Income tax benefit	(81,744)	(230,077)

Net loss	(1,060,942)	(2,666,864)

Add: Net loss attributable to noncontrolling interests	(25)	(423)

Net loss attributable to shareholders of China Auto Logistics Inc.	$(1,060,917)	$(2,666,441)

Loss per share attributable to shareholders of China Auto Logistics Inc.– basic and diluted	$(0.26)	$(0.66)

Weighted average number of common share Outstanding – basic and diluted	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net loss	$(1,060,942)	$(2,666,864)

Other comprehensive (loss) income
Foreign currency translation adjustments	152,494	171,399

Comprehensive loss	(908,448)	(2,495,465)

Add: Comprehensive loss attributable to noncontrolling interests	(9)	(308)

Comprehensive loss attributable to shareholders of China Auto Logistics Inc.	$(908,439)	$(2,495,157)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,060,942)	$(2,666,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation on property, plant and equipment	530,599	589,857
Amortization on customer relations	-	27,706
Gain on sale of property and equipment	(5,702)	-
Equity loss – share of investee company loss	-	293,791
Bad debt	(68,813)	-
Recovery of reserve for due from Car King Tianjin	-	(293,791)
Amortization of discount	65,465	135,491
Change of deferred tax liabilities	(147,713)	(230,077)
Deferred rent	(120,422)	-

Changes in operating assets and liabilities:
Restricted cash	(15,046,585)	(5,438,791)
Accounts receivable - trade	-	(172,111)
Receivables related to financing services	18,706,213	12,938,491
Inventories	(10,321,688)	808,693
Advances to suppliers	(79,577)	(19,224,370)
Prepaid expenses, other current assets and other assets	3,142	(3,598)
Value added tax receivable	(1,707,930)	159,394
Accounts payable	1,983,994	1,196,026
Line of credit related to financing services	(12,176,165)	(780,731)
Notes payable to suppliers	15,291,689	3,259,559
Accrued expenses	(26,560)	13,919
Accrued interest	537,111	(2,672,382)
Customer deposits	6,461,553	9,011,191
Deferred revenue	(8,140)	262,714
Income tax payable	3,503	-
Net cash provided by (used in) by operating activities	2,813,032	(2,785,883)

Cash flows from investing activities
Proceeds from sale of property and equipment	8,563	-
Purchase of property and equipment	(120,436)	-
Net cash used in investing activities	(111,873)	-

Cash flows from financing activities
Bank overdraft	168,552	(28,050)
Proceeds from short-term borrowings	28,442,541	17,927,573
Repayments of short-term borrowings	(33,452,706)	(17,927,573)
Proceeds from director	161,486	186,000
Repayments to director	-	(152,670)
Net cash (used in) provided by financing activities	(4,680,127)	5,280

Effect of exchange rate change on cash	19,719	25,096

Net decrease in cash and cash equivalents	(1,959,249)	(2,755,507)

Cash and cash equivalents at the beginning of period	7,119,686	7,793,952
Cash and cash equivalents at the end of period	$5,160,437	$5,038,445

Supplemental disclosure of cash flow information
Interest paid	$1,554,729	$5,291,550
Income taxes paid	$62,466	$-

Non-cash activities:
Increase in advances to Car King Tianjin for unpaid rent	$-	$244,467

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Organization, Nature of Business and Basis of Presentation, Going Concern, and Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the “Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo.”), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”) and Shisheng’s wholly owned and majority owned subsidiaries, Tianjin Ganghui Information Technology Corp. (“Ganghui”), Tianjin Hengjia Port Logistics Corp. (“Hengjia”), and Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”). The Company also has a 40% ownership interest in a joint venture between Zhonghe and Car King (China) Used Car Trading Co., Ltd. (“Car King Tianjin”).

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, (iii) airport auto mall automotive services including selling used cars through Car King Tianjin and leasing the Airport International Auto Mall facility in Tianjin, China (the “Airport International Auto Mall”) to Car King Tianjin and other tenants and (iv) other services including automobile information websites and advertising services, and logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services.

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2016 and the results of its operations, and cash flows for the three-month periods ended March 31, 2016 and 2015. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders for the three months ended March 31, 2016 was $1,060,917 as compared to $2,666,441 for the three months ended March 31, 2015.

As of March 31, 2016, the Company has a working capital deficit of $31,845,848, including $62,656,059 in current liabilities for short-term borrowings which are due during the period between June 2016 and March 2017, and $36,683,638 in current liabilities payable to Hezhong related to the Company’s acquisition of Zhonghe (the “Zhonghe Acquisition”), which is due in November 2016, and for which the Company does not currently have the necessary capital to re-pay. Net cash provided by (used in) operations during the three months ended March 31, 2016 and 2015 was $2,813,032 and $(2,785,883). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company invested heavily in Car King Tianjin through cash investment, advances, and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. The Company believes that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for future growth. However, the Company cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the collectibility of accounts receivable, the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2016 and December 31, 2015 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising services including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, (4) automobile value added services, and (5) airport auto mall automotive services.

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred upon shipment or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

The Company recognizes sales of automobiles upon delivery and acceptance by the customers and where collectability is reasonably assured.

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

The Company evaluates the collectability of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. During the year ended December 31, 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of March 31, 2016 and December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $3,031,995 and $3,081,331, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. During the three months ended March 31, 2016, the inventories with reserve were included in the sale of the subsidiary and others sold in the ordinary course of business. As of March 31, 2016 and December 31, 2015, there was no the reserve for obsolescence.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2016 and 2015, the Company did not have any common stock equivalents, therefore, the basic loss per share is the same as the diluted loss per share.

New Accounting Standards

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

(2) Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	March 31,	December 31,
	2016	2015

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,705,217	$4,921,950
Collateral for notes payable to suppliers	34,512,444	18,877,396
	$39,217,661	$23,799,346

(3) Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2016	2015

Buildings and land use rights, net of impairment loss of $2,861,862 as of March 31, 2016 and $2,842,990 as of December 31, 2015	$66,152,856	$65,716,641
Computers	152,427	151,422
Office equipment, furniture and fixtures	67,454	67,010
Leasehold improvements	32,569	32,354
Automobiles	1,063,158	987,697
	67,468,464	66,955,124
Less: Accumulated depreciation and amortization	(6,193,351)	(5,667,932)
	$61,275,113	$61,287,192

Depreciation and amortization expenses for property and equipment amounted to approximately $530,599 and $589,857 for the three months ended March 31, 2016 and 2015, respectively.

(4) Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed statements of operations information:	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net sales	$1,002,888	$1,795,160

Gross profit	768,248	576,687

Net loss	(327,063)	(734,477)

Company’s share in net loss of investee (included in the net loss of the Airport Auto Mall Automotive Service Segment)	$(130,825)	$(293,791)
Excess loss over investment	130,825	-
Share of net loss in Car King Tianjin	$-	$(293,791)

Condensed balance sheet information:	As of March 31, 2016	As of December 31, 2015

Current assets	$646,214	$629,912

Non current assets	821,774	860,671

Total assets	$1,467,988	$1,490,583

Current liabilities	$4,116,792	$3,792,402

Deficit	(2,648,804)	(2,310,819)

Current liabilities and deficit	$1,467,988	$1,490,583

The Company is entitled to 40% of Car King Tianjin’s net profit or loss. As of March 31, 2016 and December 31, 2015, the Company’s equity investment balance in Car King Tianjin was $0.

(5) Bank Overdraft

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,326,339 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2015. The outstanding balance of the facility was $2,131,009 as of December 31, 2015.

In January 2016, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,326,339 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2016. The outstanding balance of the facility was $2,316,101 as of March 31, 2016.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $676,867 and $700,314 for the three months ended March 31, 2016 and 2015, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $10,856,248 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing and bear interest at rates ranging between 3.43% and 4.79% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of March 31, 2016 and December 31, 2015, the Company had an outstanding balance of $$2.319,936 and $6,613,276, respectively, under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured and renewed in March 2016 for a temporary period until the final approval of a new facility line of credit agreement. As of May 12, 2016, the new facility line of credit agreement has not yet been officially executed.

Agricultural Bank of China

In September 2015 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $74,442,842 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bear interest at rates ranging from 3.60% to 4.65% per annum, and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $31,147,388 and $33,531,505, respectively, under this facility line of credit. This facility matures in September 2016.

PuDong Development Bank

In December 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,610,710 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.55% to 5.44% per annum. As of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $10,171,613 and $8,091,241, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2016.

China Zheshang Bank

In August 2015, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $27,916,066 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary, (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at rates ranging from 4.6% to 5.3% per annum, and are repayable within 3 months from the dates of drawing. As of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $2,815,866 and $8,374,161, respectively, under this facility line of credit. This facility matures in August 2016.

Industrial and Commercial Bank of China

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $15,508,925 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.2% to 4.2% per annum, and are repayable within 3 months from the dates of drawing. As of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $4,711,226 and $5,431,703, respectively, under this facility line of credit. This facility matures in June 2016.

China Minsheng Bank

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $12,407,140 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s subsidiary. Borrowings under this facility line of credit bore interest at rates ranging from 0.19% to 1.66% per annum, and were repayable on the due dates, which were determined prior to each draw. As of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $7,385,090 and $6,248,270, respectively, under this facility line of credit. This facility matured in April 2016.

Shengjing Bank

In November 2015, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,754,463 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of March 31, 2016 and December 31, 2015, the Company had outstanding balances of $2,588,507 and $4,714,023 under this facility line of credit. Borrowings under this facility line of credit bear interest at rates of 4.8% to 6.0% per annum. This facility matures in November 2016.

(7) Short Term Borrowings

Agricultural Bank of China

In February 2015, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $13,958,033 (RMB90,000,000). The outstanding balances totaled $0 and $13,865,993 as of March 31, 2016 and December 31, 2015, respectively. These short term loans bore interest at a rate of 6.16% per annum, matured in February 2016, and were secured by the Airport International Auto Mall and related land use rights.

In June 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $6,979,016 (RMB45,000,000). The outstanding balance totaled $6,979,016 and $6,932,996 as of March 31, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.61% per annum, matures in June 2016, and is secured by the Airport International Auto Mall and related land use rights.

In July 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,583,213 (RMB36,000,000). The outstanding balance totaled $5,583,213 and $5,546,397 as of March 31, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.34% per annum, matures in July 2016, and is secured by the Airport International Auto Mall and related land use rights.

In August 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,583,213 (RMB36,000,000). The outstanding balance totaled $5,583,213 and $5,546,397 as of March 31, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

In September 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $3,411,964 (RMB22,000,000). The outstanding balance totaled $3,411,964 and $3,389,465 as of March 31, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

In January 2016, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreement, the Company can borrow up to $12,562,230 (RMB81,000,000). The outstanding balance totaled $12,562,230 and $0 as of March 31, 2016 and December 31, 2015, respectively. These short term loans bear interest at a rate of 4.785% per annum, matures in January 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

China Zheshang Bank

In August and September 2015, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,616,072 (RMB29,763,970). Borrowings under these loan agreements bore interest at rates ranging from 4.6% to 4.85% for a borrowing period of six months and were guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $4,585,633 as of March 31, 2016 and December 31, 2015, respectively. These loans matured in February and March 2016.

In December 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,101,785 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,101,785 and $3,081,332 as of March 31, 2016 and December 31, 2015, respectively. These loans mature in June 2016.

In February and March 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,652,678 (RMB30,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,652,678 and $0 as of March 31, 2016 and December 31, 2015, respectively. These loans mature in August and September 2016.

Tianjin Binhai Rural Commercial Bank

In July and August 2015, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $24,504,102 (RMB158,000,000). Borrowings under this loan agreement bear interest at a rate of 7.03% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (v) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (vii) Cheng Jun, shareholder of the Company’s supplier, (viii) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, (ix) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The Company repaid $15,353,836 (RMB99,000,000) duirng the three months ended March 31, 2016. The total outstanding balance of these agreements was $9,150,266 and $24,342,521 as of March 31, 2016 and December 31, 2015, respectively. These loan agreements mature in July and August 2016.

In March 2016, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of these agreements, the Company borrowed a maximum amount of $11,631,694 (RMB75,000,000). Borrowings under this loan agreement bear interest at a rate of 6.525% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO; (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company; (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary (v) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (vi) Cheng Jun, shareholder of the Company’s supplier,. The total outstanding balance of these agreements was $11,631,694 and $0 as of March 31, 2016 and December 31, 2015, respectively. These loan agreements mature in March 2017.

(8) Notes Payable to Suppliers

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

Bank of Jinzhou

As of March 31, 2016, the Company had four outstanding notes payable to suppliers, maturing in June 2016, in an aggregate amount of $5,428,124 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,716,267 (RMB17,514,221) as guaranteed funds, which was classified as restricted cash as of March 31, 2016.

As of March 31, 2016, the Company had four outstanding notes payable to suppliers, maturing in July 2016, in an aggregate amount of $6,979,016 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,492,388 (RMB22,518,569) as guaranteed funds, which was classified as restricted cash as of March 31, 2016.

Agricultural Bank of China

As of March 31, 2016, the Company had three outstanding notes payable to suppliers, maturing in January 2017, in an aggregate amount of $15,508,925 (RMB100,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $15,508,925 (RMB100,000,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2016.

Tianjin Binhai Rural Commercial Bank

As of December 31, 2015, the Company had fifteen outstanding notes payable to suppliers, maturing in February 2016, in an aggregate amount of $21,324,773 (RMB137,500,000), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $12,794,864 (RMB82,500,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2016.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(9) Long term debt

The Company has an outstanding debt due to Hezhong, the seller of Zhonghe. The debt carries an interest rate of 6% per annum. The debt is due in three installment payments of approximately $18.6 million (RMB120,000,000) each including interest and is secured by the real estate property where the Airport International Auto Mall is located.

On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment from November 30, 2015 to May 31, 2016. On May 12, 2016, the Company entered into a second Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment for another six months from May 31, 2016 to November 30, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of March 31, 2016, unpaid installment payments including interest totaled approximately $36.7 million.

Summary of this debt is as follows:

Outstanding debt balance plus accrued interest	$36,683,638
Less current portion due in 2016	(36,683,638)
Outstanding debt balance less current portion	$-

(10) Major Customers and Suppliers

Two customers accounted for approximately 45% of the Company’s net revenue for the three months ended March 31, 2016. Two customers accounted for approximately 32% of the Company’s net revenue for the three months ended March 31, 2015.

Two suppliers accounted for approximately 39% of the Company’s purchases during the three months ended March 31, 2016. Two suppliers accounted for approximately 32% of the Company’s purchases during the three months ended March 31, 2015.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2016 and December 31, 2015, the Company’s statutory reserve fund was approximately $2,256,000 and $2,126,000, respectively.

(12) Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2015 and 2014, the Company made aggregate borrowings from Ms. Cheng Weihong of $161,486 and $186,000, respectively, and made repayments of $0 and $152,670 to Ms. Cheng Weihong. As of March 31, 2016 and December 31, 2015, the outstanding balances due to Ms. Cheng Weihong were $869,027 and $722,028, respectively.

The Company’s former shareholder, Sino Peace Limited (“Sino Peace”), paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,107,077 and $2,093,182 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. In January 2015, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally nonbinding at this time.

The balances as discussed above as of March 31, 2016 and December 31, 2015 are interest-free, unsecured and have no fixed term of repayment. During the three months ended March 31, 2016 and 2015, there was no imputed interest charged in relation to these balances.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

(13) Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

Three Months Ended March 31, 2016

			Airport Auto
	Sales of	Financing	Mall Automotive	Other
	Automobiles	Services	Services	Services	Corporate	Total

Net revenue	$135,835,493	$1,220,602	$326,987	$7,924	$-	$137,391,006
Cost of revenue	135,436,039	676,867	-	-	-	136,112,906

Operating expenses
Selling and marketing	78,235	78,234	18,408	9,204	-	184,081
General and administrative	71,435	71,434	612,293	10,205	255,122	1,020,489
Total operating expenses	149,670	149,668	630,701	19,409	255,122	1,204,570
Income (loss) from operations	$249,784	$394,067	$(303,714)	$(11,485)	$(255,122)	$73,530
Depreciation and Amortization	$11,926	$1,420	$420,233	$1,657	$95,363	$530,599

Three Months Ended March 31, 2015

			Airport Auto
	Sales of	Financing	Mall Automotive	Other
	Automobiles	Services	Services	Services	Corporate	Total

Net revenue	$86,213,871	$1,113,763	$-	$22,528	$-	$87,350,162
Cost of revenue	86,005,028	863,292	-	-	-	86,868,320

Operating expenses
Selling and marketing	77,466	77,466	19,366	19,366	-	193,664
General and administrative	52,868	52,870	634,439	52,870	264,352	1,057,399
Total operating expenses	130,334	130,336	653,805	72,236	264,352	1,251,063
Income (loss) from operations	$78,509	$120,135	$(653,805)	$(49,708)	$(264,352)	$(769,221)
Depreciation and Amortization	$45,786	$5,591	$455,378	$5,154	$105,654	$617,563

Following are total assets by segment:

Total Assets

			Airport Auto Mall
	Sales of	Financing	Automotive	Other
	Automobiles	Services	Services	Services	Corporate	Total

As of March 31, 2016	$164,004,444	$71,353,529	$49,787,856	$58,119	$11,265,319	$296,469,267
As of December 31, 2015	$136,023,326	$92,186,303	$48,482,035	$310,393	$11,221,096	$288,223,153

(14) Subsequent Event

On May 12, 2016, the Company entered into a second Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment for another six months from May 31, 2016 to November 30, 2016.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2015.

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

On November 30, 2013, Shisheng signed the Auto Mall Acquisition Agreement with Hezhong (Tianjin) International Development Ltd. Co. (“Hezhong”) to purchase 100% of the equity of Zhonghe, which owns and operates the Airport International Auto Mall. Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of RMB240,000,000 (approximately $39.2 million) was paid within 5 business days after the signing of the Agreement. Upon the payment by Shisheng of this first installment, Hezhong transferred control of Zhonghe to Shisheng. Failure by Shisheng to pay the remaining installments may result in the termination of the Auto Mall Acquisition Agreement, as well as a penalty of 10% of the total transfer price. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment from November 30, 2015 to May 31, 2016. The final installment payment remains to be due on November 30, 2016. The unpaid amount bears interest at a rate of 6% per annum. As of December 31, 2015, unpaid installment payments including interest totaled approximately $36.7 million.

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

Current Business of the Company

The Company provides individual and business customers with services in relation to automobile sales, financing services, custom clearance, storage, national transportation, quotation platform, and information relating to automotive services and products, through its websites (www.at188.com, www.at160.com). The Company also sells imported automobiles and, as the only one-stop service provider in Tianjin, provides dealer financing to our customers. Through the Zhonghe Acquisition and the establishment of Car King Tianjin in November 2013, the Company entered into the used car sales market. We believe that there is a strong market for used car sales in China and this joint venture will provide us with opportunities for future growth. In addition, we are also considering directly targeting retail customers by selling new imported automobiles out of this facility, which may generate higher overall gross margins.

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

We evaluate the collectibility of outstanding receivables at the end of each of the reporting periods and make estimates for potential credit losses. During the year ended December 31, 2015, we experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. We took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of March 31, 2016 and December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $3,031,995 and $3,081,331, respectively

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of March 31, 2016 and December 31, 2015, there was no reserve for obsolescence.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2016 and December 31, 2015, the deferred tax liabilities amounted to $9,408,778 and $9,495,559, respectively.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $17.1 million as of March 31, 2016. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2016 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2016, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended March 31, 2016	% of net revenue	Three Months Ended March 31, 2015	% of net revenue	Change in %
Net revenue	$137,391,006	100.00%	$87,350,162	100.00%	57.29%
Cost of revenue	136,112,906	99.07%	86,868,320	99.45%	56.69%
Gross profit	1,278,100	0.93%	481,842	0.55%	165.25%
Operating expenses	1,204,570	0.88%	1,251,063	1.43%	(3.72)%
Income (loss) from operations	73,530	0.05%	(769,221)	(0.88)%	(109.56)%
Other expenses	(1,216,216)	(0.89)%	(2,127,720)	(2.44)%	(42.84)%
Loss before income taxes and noncontrolling interests	(1,142,686)	(0.83)%	(2,896,941)	(3.32)%	(60.56)%
Net loss	(1,060,942)	(0.77)%	(2,666,864)	(3.05)%	(60.22)%
Net loss attributable to shareholders of China Auto Logistics Inc.	$(1,060,917)	(0.77)%	$(2,666,441)	(3.05)%	(60.21)%

For the three months ended March 31, 2016, our net revenue increased 57.29% to $137,391,006 from $87,350,162 for the same period in 2015, and our cost of revenue increased 56.69% to $136,112,906 from $86,868,320 for the same period in 2015. As compared to the same period in 2015, our gross profit, income (loss) from operations, net loss and net loss attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2016 increased 165.25% to $1,278,100, increased 109.56% to $73,530, decreased 60.22% to $(1,060,942), and decreased 60.21% to $(1,060,917), respectively, due primarily to the increases in revenue of our Sales of Automobiles and Financing Services segments and the decrease in interest expense on the payable related to the Zhonghe Acquisition as the outstanding payable balance declined.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31, 2016	% of net revenue	Three Months Ended March 31, 2015	% of net revenue	Change in %
Net revenue	$137,391,006	100.00%	$87,350,162	100.00%	57.29%
- Sales of Automobiles	135,835,493	98.87%	86,213,871	98.69%	57.56%
- Financing Services	1,220,602	0.89%	1,113,763	1.28%	9.59%
- Airport Auto Mall Automotive Services	326,987	0.24%	-	-%	-%
- Other Services	7,924	0.00%	22,528	0.03%	(64.83)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 57.56% to $135,835,493 for the three months ended March 31, 2016 from $86,213,871 for the same period in 2015. During the three months ended March 31, 2016 and 2015, the Company sold 1,304 automobiles and 796 automobiles, respectively, representing an increase of approximately 64% in volume. The average unit selling price per automobile decreased slightly to $104,000 for the three months ended March 31, 2016 from $108,000 for the same period in 2015. Our sales increased rapidly during second half of 2015 and this trend continued during the first quarter of 2016. In early August 2015, China’s official currency Renmenbi (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2015, the RMB devaluated over 5.5% against the U.S. dollar. During the three months ended March 31, 2016, RMB rebounded about 1% against the U.S. dollar. As many observers and economists expect the RMB to continue to devalue against the U.S. dollar and other major currencies, the Company expects many of its customers will increase their orders in anticipation of increased prices.

Our automobile sales increased in both dollars and in quantities during the three months ended March 31, 2016 while our gross margin continued to improve during this period as we witnessed, and continue to witness, a high demand for luxury automobiles during the year ended December 31, 2015 and the three months ended March 31, 2016. This high demand could be the result of the continuous growth of household income in China despite a substantial drop in the China stock market, the overall economy slowing down, and other various factors. In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of March 31, 2016, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme.

While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in the very competitive market in order to maintain or expand our market share and maintain our market leader status. During the three months ended March 31, 2016 and 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 79% and 68%, respectively. Our gross margin for Sales of Automobiles increased to 0.29% for the three months ended March 31, 2016 from 0.24% for the three months ended March 31, 2015 and from 0.26% for the full year of 2015.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 46% and 36% of the Company’s sales during the three months ended March 31, 2016 and 2015, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services increased 9.59% to $1,220,602 for the three months ended March 31, 2016 from $1,113,763 for the three months ended March 31, 2015. The Company had an aggregate amount of credit lines of approximately $157 million (RMB1.01 billion) as of March 31, 2016 and $167 million (RMB$1.02 billion) as of March 31, 2015. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services increased during the three months ended March 31, 2016 compared to the same period of 2015. Excluding revenue from the interest income portion of $676,867 and $700,314 in the three months ended March 31, 2016 and 2015, respectively, the revenue from the fee income portion of our Financing Services increased 31.51% to $543,735 for the three months ended March 31, 2016 from $413,449 for three months ended March 31, 2015. The gross margin for our Financing Services segment increased to 44.55% for the months ended March 31, 2016 from 22.49% for the three months ended March 31, 2015. The increase in gross margin was primarily due to a maintenance fee charged during the three months ended March 31, 2015 on our line of credit with Agricultural Bank of China in the amount of $163,000, which was not charged during the three months ended March 31, 2016.

Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had limited funds available for this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited. During the three months ended March 31, 2016, our liquidity slightly improved which allowed the Company to have more working capital to be used in the temporary credit extension service. We will seek to continue better managing the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 31, 2016 and 2015, we had approximately $96 million and $104 million, respectively, lines of credit available to use in our Financing Services. As of May 12, 2016, the Company had aggregate credit lines of approximately $157 million (RMB1.01 billion). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Due to the cumulative loss incurred by Car King Tianjin, the Company has not received any return on its investment in the Joint Venture since the inception of its operations. As a result, starting in the third quarter of 2014, the Company deferred recording the rental income related to the lease of the Airport International Auto Mall. Car King Tianjin’s cash flow improved after receiving additional working capital from Car King China during the second half of 2015. The Company recorded rental income of $326,987 and $0 during three months ended March 31, 2016 and 2015, respectively.

Since we own less than 50% of Car King Tianjin, the revenue generated from Car King Tianjin is not reported in our consolidated revenue. During the three months ended March 31, 2016 and 2015, Car King Tianjin generated revenue in the amount of $1,002,888 and $1,795,160, respectively, a decrease of $792,272 or 44.14%. This revenue represented revenue from sales of used automobiles at the Airport International Auto Mall, as well as agency commissions earned from selling automobiles owned by other Car King locations. During the three months ended March 31, 2016, Car King Tianijn acted mostly as a sales agent and earned a commission. As a result, Car King Tianjin’s revenue decreased as only the agency commission amount was recorded as revenue instead of the sales prices of the automobiles. Car King Tianjin’s gross profit increased to $768,248 during the three months ended March 31, 2016 from $576,687 during the same period of 2015. Our net loss decreased to $327,063 during the three months ended March 31, 2016 from $734,477 during the same period of 2015. The numbers of automobiles sold through Car King Tianjin, including those for which Car King Tianjin acted as an agent for other Car King locations, are summarized as follows:

	Three Months Ended March 31,		Change in
	2016	2015	%
Automobile sales out of Car King Tianjin’s own inventories	$4	$45	(91.11)%
Acting as sales agent	272	195	39.49%
	$276	$240	15.00%

Other Services

Other services include revenue generated from Web-based Advertising. We have revised our business plan and moved away from Web-based Advertising Services and Automobile Value Added Services to focus on Automobile Sales, Financing Services and the used car business through Car King Tianjin and any potential opportunities through operating the Airport International Auto Mall. We expect that the revenue generated from this segment will continue to be low compared to other segments. Our Web-based Advertising Services revenue decreased 64.83% to $7,924 for the three months ended March 31, 2016 from $22,528 for the same period of 2015. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Three Months Ended March 31, 2016	% of net revenue	Three Months Ended March 31, 2015	% of net revenue	Change in %
Net revenue	$137,391,006	100.00%	$87,350,162	100.00%	57.29%
Cost of revenue	$136,112,906	99.07%	$86,868,320	99.45%	56.69%
Gross profit	$1,278,100	0.93%	$481,842	0.55%	165.25%

Our cost of revenue in the three months ended March 31, 2016 consisted primarily of the cost of automobiles purchased and certain direct labor for our the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue increased 56.69% to $136,112,906 for the three months ended March 31, 2016 from $86,868,320 for the three months ended March 31, 2015. The Sales of automobiles accounted for 98.87% of our total revenue for the three months ended March 31, 2016 as compared to 98.7% for the three months ended March 31, 2015.

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

Gross profit increased 165.25% to $1,278,100 in the three months ended March 31, 2016 from $481,842 in the three months ended March 31, 2015, primarily due to a maintenance fee charged during the three months ended March 31, 2015 on our line of credit with Agricultural Bank of China in the amount of $163,000, which was not charged during the three months ended March 31, 2016. We have been negotiating with Agricultural Bank of China about the amount of this fee, if any, and the result of the negotiation cannot be predicted at this time. In addition, the Company recorded rental income of $326,987 and $0 during three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended March 31, 2016	% of total	Three Months Ended March 31, 2015	% of total	Change in %
Operating Expenses
- Selling and Marketing	$184,081	15.28%	$193,664	15.48%	(4.95)%
- General and Administrative	1,020,489	84.72%	1,057,399	84.52%	(3.49)%
Total	$1,204,570	100.00%	$1,251,063	100.00%	(3.72)%

During the three months ended March 31, 2016, our total operating expenses decreased 3.72% to $1,204,570 from $1,251,063 for the same period in 2015. This decrease was a combination result of a 4.95% decrease in selling and marketing expenses and a 3.49% decrease in general and administrative expenses for the three months ended March 31, 2016 from the same period in 2015.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March 31,		Change in
	2016	2015	%
Primary selling and marketing expenses
- Payroll	$51,218	$49,222	4.06%
- Staff-related costs	25,935	37,075	(30.05)%
- Advertising and promotion	3,058	3,911	(21.81)%
- Entertainment	39,658	14,676	170.22%

Payroll expenses increased 4.06% during the three months ended March 31, 2016 primarily due to the general increase in pay rate increase per employee which was partially offset by the decrease in the number of employees. Staff-related costs decreased primarily due to the decrease in the overall benefits per employee during the three months ended March 31, 2016 compared to the same period of 2015. We incur advertising and promotion expenses from to time in our normal business operations. Entertainment expenses increased by 170.22% for the three months ended March 31, 2016 compared to the same period of 2015. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel. We incurred more entertainment expenses on customer relation activities during the Chinese Spring Festival in 2016 compared to those in 2015.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March 31,		Change in
	2016	2015	%
Primary general and administrative expenses
- Payroll	$55,098	$73,518	(25.06)%
- Staff- related costs	17,149	19,439	(11.78)%
- Entertainment	32,504	52,262	(37.81)%
- Depreciation	530,599	583,829	(9.12)%
- Rent	15,618	16,646	(6.18)%
- Legal and professional fees	271,184	266,381	1.80%

Payroll expenses decreased 25.06% during the three months ended March 31, 2016 primarily due to the decrease in the number of administration employees to reduce our cost. Staff-related costs decreased 11.78% during the three months ended March 31, 2016, which was in proportion to the decrease in our payroll expenses. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses decreased 9.12% primarily due to reduced costs of fixed assets and the net effect of RMB devaluation during the three months ended March 31, 2016 compared to the same period of 2015. Rent decreased slightly primarily due to the net effect of RMB devaluation during the three months ended March 31, 2016 compared to the same period of 2015. Legal and professional fees increased 1.8% for the three months ended March 31, 2016 primarily due to a general increase in professional fees.

Income (loss) from Operations

Income from operations increased 109.56% for the three months ended March 31, 2016 to $73,530 from loss from operations of $(769,221) in the same period in 2015. The increase in income from operations was primarily due to the increase in gross profit as a result of higher automobile sales, higher fees generated from financing services and rental income.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain (loss) on disposal of property and equipment, foreign exchange gain (loss) and equity loss on share of investee company.

The Company’s interest income is generated by interest earned through bank deposits.

Interest income increased 333.63% to $368,016 during the three months ended March 31, 2016 compared to $84,868 during the same period of 2015. We were able to earn interest income at higher interest rates as the restricted cash balance continued to increase. The banks offered fixed deposit rates, which are substantially higher than the regular saving rates, on our restricted cash deposits.

Interest expense was $1,591,503 during the three months ended March 31, 2016 compared to $1,918,797 during the same period of 2015. The decrease of $327,294 or 17.06% was primarily due to lower incurred interest on the payables related to the Zhonghe Acquisition as the outstanding payable balance declined.

Gain on disposal of property and equipment of $5,702 during the three months ended March 31, 2016 was related to sales of certain fixed assets. We did not dispose any property and equipment during the three months ended March 31, 2015.

Equity loss – share of investee company loss of $0 and $293,791 during the three months ended March 31, 2016 and 2015, respectively, represented the share of loss on the operating results of Car King Tianjin in which we have a 40% interest. Since our share of loss on the operating results of Car King Tianjin has already exceeded our initial investments, we did not record any further equity loss in Car King Tianjin during the three months ended March 31, 2016.

Inflation

We believe that inflation has had a negligible effect on operations for the three month period ended March 31, 2016. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$2,813,032	$(2,785,883)
Net cash used in investing activities	(111,873)	-
Net cash (used in) provided by financing activities	(4,680,127)	5,280
Effect on exchange rate change on cash	19,719	25,096
Cash and cash equivalents at beginning of period	7,119,686	7,793,952
Cash and cash equivalents at end of period	5,160,437	5,038,445

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss attributable to shareholders for the three months ended March 31, 2016 was $1,060,917 as compared to $2,666,441 for the three months ended March 31, 2015.

As of March 31, 2016, the Company has a working capital deficit of $31,845,848, including $62,656,059 in current liabilities for short-term borrowings which are due during the period between June 2016 and March 2017, and $36,683,638 in current liabilities payable to Hezhong related to the Company’s acquisition of Zhonghe Acquisition, which is due in November 2016, and for which the Company does not currently have the necessary capital to re-pay. Net cash provided by (used in) operations during the three months ended March 31, 2016 and 2015 was $2,813,032 and $(2,785,883). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company invested heavily in Car King Tianjin through cash investment, advances, and leasing a portion of the Airport International Auto Mall to Car King Tianjin to operate a used car business. The Company believes that there is a strong market for used car sales in China and Car King Tianjin will provide us with opportunities for future growth. However, the Company cannot precisely predict the extent of the growth and whether such growth will convert into substantial profits in the future.

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

Operating Activities

During the three months ended March 31, 2016, we had net cash provided by operating activities of $2,813,032 as compared to net cash used in operating activities of $2,785,883 during the same period of 2015. Net cash provided by operating activities during the three months ended March 31, 2016 primarily consisted of an increase in notes payable to suppliers of $15,291,689 due to our efforts in reserving our cash flows by deferring payments to our suppliers, and an increase in customer deposits of $6,461,553 due to increased advanced payments from our customers for future sales, which was partially offset by an increase in restricted cash due to larger balance of restricted cash required for notes payable of $15,046,585 and an increase in inventories of $10,321,688 due to anticipation of strong sales in the coming quarters as we expect many of our customers will increase their orders in anticipation of increased prices.

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

Investing Activities

We received cash proceeds of $8,563 and $0 related to the disposal of an automobile used by the Company during the three months ended March 31, 2016 and 2015, respectively.

We had net purchases of property and equipment in the amount of $120,436 and $0, respectively, during the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

During the three months ended March 31, 2016, net cash used in financing activities was $4,680,127 as compared to net cash provided by financing activities of $5,280 during the same period in 2015. The net cash provided by financing activities during the three months ended March 31, 2016 and 2015 included mainly net repayments on short-term loans from banks in the amount of $5,010,165 and $0, respectively. Bank overdraft increased $168,552 and decreased $28,050 during the three months ended March 31, 2016 and 2015, respectively. In addition, during the three months ended March 31, 2016 and 2015, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $161,486 and $186,000, respectively, and repaid $0 and $152,670, respectively.

Our total cash and cash equivalents increased to $5,160,437 as of March 31, 2016, as compared to $5,038,445 as of March 31, 2015.

Working Capital

As of March 31, 2016, the Company had working capital deficit of $31,845,848 compared to $30,801,730 as of December 31, 2015.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. As of March 31, 2016, the decrease of working capital was primarily attributable to net loss attributable to the shareholders during the three months ended March 31, 2016.

The Company has aggregate outstanding balance of lines of credit related to financing services of $61,139,626 and $73,004,179 as of March 31, 2016 and December 31, 2015, respectively, and outstanding balances of short-term borrowings of $62,656,059 and $67,290,734 as of March 31, 2016 and December 31, 2015, respectively. In addition, we had a bank overdraft with a balance of $2,316,101 and $2,131,009 as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, unpaid installment payments including interest totaled approximately $36.7 million.

Summary of this debt is as follows:

Outstanding debt balance plus accrued interest	$36,683,638
Less current portion due in 2016	(36,683,638)
Outstanding debt balance less current portion	$-

Under the terms of the Auto Mall Acquisition Agreement, we made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015, and have to remit two more installments at approximately $19.5 million each, including principal and interest in November of 2015 and 2016. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment from November 30, 2015 to May 31, 2016. On May 12, 2016, the Company entered into a second Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment for another six months from May 31, 2016 to November 30, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of March 31, 2016, unpaid installment payments including interest totaled approximately $36.7 million. We plan to finance these installment payments through our operating cash flows and bank loans. We expect that we will not have sufficient cash flow to remit these payments without obtaining outside financing. We believe we will be able to obtain sufficient bank loans at reasonable terms to finance our operations and these payment installments. However no assurance can be given that we will be successful in obtaining any loans on terms acceptable to us.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of March 31, 2016 and December 31, 2015, the Company had aggregate credit lines of $157 million (RMB1.01 billion) and $166 million (RMB1.08 billion), respectively, and had outstanding balances under these credit lines amounted to $63 million and $66 million, respectively. As of May 12, 2016, the Company had aggregate credit lines of $157 million (RMB1.01 billion) with its banks.

As of March 31, 2016 and December 31, 2015, we had an aggregate outstanding loan balance of $62,656,059 and $67,290,734, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 0.19% to 6.00% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $2,316,101 and $2,131,009 with Pudong Development Bank as of March 31, 2016 and December 31, 2015, respectively.

Under the terms of the Auto Mall Acquisition Agreement, Shisheng will pay RMB559,768,000 (approximately $91.4 million) to Hezhong, in four annual installments with an annualized rate of interest of 6%. The initial payment of approximately $39.2 million (RMB240,000,000) was paid within 5 business days after the signing of the Agreement. We made an installment payment of approximately $16.3 million in November 2014 and $3.2 million in January 2015. On November 10, 2015, the Company entered into a Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment from November 30, 2015 to May 31, 2016. On May 12, 2016, the Company entered into a second Payment Extension Agreement with Hezhong to extend the due date for the second $18.6 million installment payment for another six months from May 31, 2016 to November 30, 2016. The unpaid amount bears interest at a rate of 6% per annum. The final installment payment, due on November 30, 2016, remains unchanged. As of March 31, 2016, unpaid installment payments including interest totaled approximately $36.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

A.      Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we identified a material weakness in the design and operation of our internal controls. The material weakness is: the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

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

PART II      OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended March 31, 2016.

Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Office Tenancy Contract, dated February 18, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.2*	Payment Extension Agreement, dated May 12, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document.

 *       Filed herewith

(1)      Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

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
Wang Xinwei
Chief Financial Officer

Date: May 16, 2016

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (1)	Office Tenancy Contract, dated February 18, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.2*	Payment Extension Agreement, dated May 12, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS*	XBRL Instance Document.

 *        Filed herewith

(1)      Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

(2)      Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

