Form 10-Q
period 2016-06-30
China Auto Logistics Inc
filed 2016-08-15
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common Stock, $.001 par value per share	4,034,394 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$4,014,335	$7,119,686
Restricted cash	24,479,115	23,799,346
Receivable related to financing services	63,160,184	82,105,826
Inventories	18,905,090	12,163,511
Advances to suppliers	62,923,559	100,807,121
Prepaid expenses	81,438	29,372
Recoverable and accrued value added tax receivable	1,528,381	369,940
Total current assets	175,092,102	226,394,802

Property, plant, and equipment, net	371,070	72,742
Other assets	31,700	-
Non current assets of discontinued operations	-	61,755,609
Total assets	$175,494,872	$288,223,153

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$-	$2,131,009
Lines of credit related to financing services	60,660,883	73,004,179
Short term borrowings	14,149,381	67,290,734
Accounts payable	3,381,642	1,334,829
Notes payable to suppliers	27,094,560	33,509,483
Accrued expenses	220,653	273,497
Customer deposits	40,863,657	39,901,621
Deferred revenue	78,332	121,456
Due to former shareholder	2,045,070	2,093,182
Due to director	1,157,071	722,028
Income tax payable	579,528	656,098
Deferred tax liability	-	246,745
Current liabilities of discontinued operations	-	35,911,671
Total current liabilities	150,230,777	257,196,532

Non current liability of discontinued operations	-	9,248,814
Total liabilities	150,230,777	266,445,346
Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	5,137,133	5,776,306
Retained earnings	(3,221,910)	(7,347,222)
Total China Auto Logistics Inc. shareholders’ equity	24,898,991	21,412,852
Noncontrolling interests	365,104	364,955
Total equity	25,264,095	21,777,807

Total liabilities and shareholders’ equity	$175,494,872	$288,223,153

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$93,819,385	$93,688,413	$230,883,403	$181,038,575
Cost of revenue	93,173,641	92,856,032	229,286,547	179,724,352
Gross profit	645,744	832,381	1,596,856	1,314,223

Operating expenses:
Selling and marketing	168,224	187,231	352,305	361,529
General and administrative	426,480	368,995	913,676	791,955
Total operating expenses	594,704	556,226	1,265,981	1,153,484

Income from continuing operations	51,040	276,155	330,875	160,739

Other income (expenses)
Interest income	18,113	30,118	214,463	114,368
Interest expense	(526,993)	(701,309)	(1,129,032)	(1,428,233)
Gain on sale of property and equipment	-	(8,254)	2,707	(8,254)
Miscellaneous	1,886	162	3,455	162
Total other expenses	(506,994)	(679,283)	(908,407)	(1,321,957)

Loss from continuing operations before income taxes	(455,954)	(403,128)	(577,532)	(1,161,218)

Income tax expense (benefit)	21,768	67,209	87,737	(27,377)

Net loss from continuing operations	(477,722)	(470,337)	(665,269)	(1,133,841)

Discontinued operations:
Income (loss) from operations of discontinued Airport Automall Automotive Services (including gain on disposal of $6,701,350 for the three months and six months ended June 30, 2016)	5,565,026	(1,968,978)	4,543,918	(4,107,829)
Income tax benefit	(99,078)	(193,398)	(246,791)	(328,889)
Net income (loss) from discontinued operations	5,664,104	(1,775,580)	4,790,709	(3,778,940)

Net income (loss)	5,186,382	(2,245,917)	4,125,440	(4,912,781)
Less: Net income (loss) attributable to noncontrolling interests	153	(554)	128	(977)

Net income (loss) attributable to shareholders of China Auto Logistics Inc.	$5,186,229	$(2,245,363)	$4,125,312	$(4,911,804)

Net income (loss) attributable to shareholders of China Auto Logistics Inc.
– continuing operations	$(477,875)	$(469,783)	$(665,397)	$(1,132,864)
– discontinued operations	5,664,104	(1,775,580)	4,790,709	(3,778,940)
	$5,186,229	$(2,245,363)	$4,125,312	$(4,911,804)

Earnings (loss) per share attributable to shareholders of China Auto Logistics Inc. from
– continuing operations - basic and diluted	$(0.12)	(0.12)	$(0.16)	$(0.28)
– discontinued operations - basic and diluted	$1.40	$(0.44)	$1.19	$(0.94)
Total earnings (loss) per share attributable to shareholders of China Auto Logistics Inc.	$1.28	(0.56)	1.03	(1.22)
Weighted average number of common shares Outstanding
– basic and diluted	4,034,494	4,034,494	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$5,186,382	$(2,245,917)	$4,125,440	$(4,912,781)

Other comprehensive income (loss)
Foreign currency translation adjustments	(791,646)	118,130	(639,152)	289,529

Comprehensive income (loss)	4,394,736	(2,127,787)	3,486,288	(4,623,252)
Less: Comprehensive income (loss) attributable to noncontrolling interests	158	(437)	149	(745)

Comprehensive income (loss) attributable to shareholders of China Auto Logistics Inc.	$4,394,578	$(2,127,350)	$3,486,139	$(4,622,507)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$4,125,440	$(4,912,781)
Add: loss from discontinued operations	1,910,641	3,778,940
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation on property, plant and equipment	35,721	38,111
Amortization on customer relations	-	55,620
(Gain) loss on disposal of property and equipment	(5,702)	8,254
Change in Inventory reserve	(68,813)	26,272
Change in reserve for advances to suppliers	(76,554)	104,719
Gain on sale of Zhonghe	(6,701,350)	-
Changes in operating assets and liabilities:
Restricted cash	(34,912,920)	(14,434,440)
Accounts receivable		1,291
Receivables related to financing services	17,396,618	(11,075,069)
Inventories	(7,387,423)	(1,215,690)
Advances to suppliers	(54,067,994)	(56,164,079)
Prepaid expenses, other current assets and other assets	(54,291)	13,613
Value added tax receivable	(1,187,901)	(174,339)
Other assets	(32,244)
Accounts payable	2,110,661	1,091,016
Line of credit related to financing services	(10,833,045)	30,775,774
Notes payable to suppliers	36,344,159	21,221,809
Accrued expenses	429,317	(48,145)
Accrued interest	897,826	(2,118,118)
Customer deposits	2,889,429	33,608,269
Deferred revenue	(41,013)	527,282
Income tax payable	(62,549)	(174)
Cash (used in) provided by operating activities from continuing operations	(49,291,987)	1,108,135
Cash used in operating activities from discontinued operations	(1,299,109)	(2,836,578)
Net cash used in operating activities	(50,591,096)	(1,728,443)
Cash flows from investing activities
Cash proceeds from sale of Zhonghe, net of cash at Zhonghe of $175,767 and amount owed to Zhonghe of $4,092,476	21,750,802	-
Proceeds from disposal of property and equipment	8,563	9,275
Purchase of property and equipment	(336,327)	-
Cash provided by investing activities from continuing operations	21,423,038	9,275
Cash provided by investing activities from discontinued operations	-	-
Net cash provided by investing activities	21,423,038	9,275
Cash flows from financing activities
Bank overdraft	(2,117,974)	4,953
Proceeds from short-term borrowings	80,346,450	25,316,614
Repayments of short-term borrowings	(52,438,207)	(26,137,618)
Proceeds from director	384,826	389,120
Repayments to director	-	(244,990)
Cash provided by (used in) financing activities from continuing operations	26,175,095	(671,921)
Cash provided by (used in) financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	26,175,095	(671,921)

Effect of exchange rate change on cash	(112,388)	41,811

Net decrease in cash and cash equivalents	(3,105,351)	(2,349,278)

Cash and cash equivalents at the beginning of period	7,119,686	7,793,952
Cash and cash equivalents at the end of period	$4,014,335	$5,444,674
Supplemental disclosure of cash flow information
Interest paid	$2,790,801	$7,588,543
Income taxes paid	$150,355	$70,844
Non-cash activities:
Reclassification of the balance in due to former shareholder to other payable after an assignment of the balance to an unrelated party	$-	$2,231,346
Increase in advances to Car King Tianjin for unpaid rent	$-	$246,354
Assumption of outstanding payable to former owner of Zhonghe by Huitong to offset the sale price of Zhonghe	$36,755,594	$-

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Organization, Nature of Business and Basis of Presentation, Going Concern, and Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the “Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo.”), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”) and Shisheng’s wholly owned and majority owned subsidiaries, Tianjin Ganghui Information Technology Corp. (“Ganghui”), and Tianjin Hengjia Port Logistics Corp. (“Hengjia”).

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, and (iii) other services including automobile information websites and advertising services, and logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services.

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement (“Equity Transfer Agreement”) with Wuxi Huitong Automobile Sales and Service Co., Ltd. (“Huitong”) to sell 100% of the equity of Tianjin Zhonghe Automobile Sales and Service Co., Ltd. (“Zhonghe”), a wholly owned subsidiary of the Company prior to this transaction, and (ii) a Debt Transfer Agreement, dated June 1, 2016, by and among Shisheng, Huitong, and Hezhong (Tianjin) International Development Co., Ltd. (“Hezhong”) (the “Debt Transfer Agreement”). Zhonghe owns and operates the Airport International Automall located in the Tianjin Airport Economic Area and owns 40% of Tianjin Car King Used Car Trading Company Ltd. (“Car King Tianjin”). Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% of Car King Tianjin. As a result, the Airport Automall Automotive Services business has been discontinued.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2016 and the results of its operations for the three-month and six-month periods ended June 30, 2016 and 2015 and cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss from continuing operations attributable to shareholders was $477,875 and $469,783 for the three months ended June 30, 2016 and 2015, respectively, and $665,397 and $1,132,864 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company has an accumulated deficit of $3,221,910 and net cash used in operating activities from continuing operations of $49,291,987 during the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 1, 2016, the Company sold 100% equity interest in Zhonghe to Huitong for approximately $62.8 million and entered into a Debt Transfer Agreement which transferred the outstanding payable balance related to the Zhonghe acquisition of approximately $36.8 million to Huitong. The Company received a net cash proceed of approximately $21.9 million (net of payable to Zhonghe of approximately $4.1 million). The Company expects to use the cash proceeds for working capital.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of China Auto and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in preparation of the condensed consolidated financial statements. On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe. Accordingly, Zhonghe’s operating results have been consolidated with the Company’s condensed consolidated financial statements through May 31, 2016.

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2016 and December 31, 2015 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

The resulting foreign currency translation adjustments are recorded in determining other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of equity in the condensed consolidated balance sheets.

Revenue Recognition

The Company’s main source of income was generated through (1) sales of automobiles, (2) service fees for assisting customers to get bank financing on purchases of automobiles, (3) web-based advertising services including fees from (i) displaying graphical advertisements on the Company websites and (ii) web-based listing services that allow customers to place automobile related information on the Company’s websites, and (4) automobile value added services.

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

Service fees for graphical advertisements on the Company’s websites are charged on a fixed fee basis. The Company recognizes the advertising revenue when the service is performed over the service term. The Company charges a monthly fee for listing services and recognizes the revenue when services are performed. The Company offers sales incentives to its customers in the form of (i) subscription exemption, (ii) discounted prices and (iii) free advertisements. The Company classifies sales incentives as a reduction of net revenues. Revenues, net of discounts and allowances, are recognized ratably over the service periods.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. During the year ended December 31, 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of June 30, 2016 and December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $2,942,770 and $3,081,331, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2016 and December 31, 2015, there was no reserve for obsolescence.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2016 and 2015, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

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

(2)	Sale of Zhonghe

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement with Huitong to sell 100% of the equity of Zhonghe, and (ii) a Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong. Zhonghe owns and operates the Airport International Automall located in the Tianjin Airport Economic Area and owns 40% of Car King Tianjin.

Under the terms of the Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $62.8 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $26 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.8 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Failure by either party to fulfill their obligations under the Debt Transfer Agreement may result in the termination of the Equity Transfer Agreement, as well as a penalty of 10% of the total transfer price.

Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin.

Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued. The details of the net assets sold by segments are shown below:

		Airport Auto Mall
	Sales of Automobiles	Automotive Services	Total
Sale price	$315,730	$62,458,909	$62,774,639

Cash	-	175,767	175,767
Restricted cash	33,683,953	-	33,683,953
Inventories	258,715	-	258,715
Advances to suppliers	90,321,582	-	90,321,582
Due to Shisheng	-	4,092,476	4,092,476
Other current assets	3,714	658,368	662,082
Property and equipment	-	59,961,570	59,961,570
Short-term borrowings	(80,382,160)	-	(80,382,160)
Notes payable to suppliers	(42,104,941)	-	(42,104,941)
Customer deposits	(986,104)	-	(986,104)
Deferred tax liabilities	-	(9,054,070)	(9,054,070)
Other current liabilities	(479,029)	(76,552)	(555,581)
Total net assets	315,730	55,757,559	56,073,289

Gain on sale, net of tax	$-	$6,701,350	$6,701,350

The disposal of Zhonghe and its Sales of Automobiles division is not considered a strategic shift on the Company’s Sales of Automobiles as such disposal does not impact any of the geographic coverage, line of business or any other divisions or operations of the Company. Therefore the Company concluded that the disposal of Zhonghe’s Sales of Automobiles division should not be classified as discontinued operations.

The Airport Automall Automotive Services unit was comprised of two sectors including (1) the rental of the airport automall and (2) the joint venture investment in Car King Used Cars. Huitong obtained control of Zhonghe on June 1, 2016. After the completion of the disposal, the Company is no longer involved with the rental or used car business and has no continuing cash inflows or outflows from this unit. The disposal of the Airport Automall Automotive Services unit has a material impact on the Company’s cash flow and operating results. Therefore the Company concluded that the disposal of the Airport Auto Mall Automotive Services unit should be classified as discontinued operations.

The loss from discontinued operations presented in the condensed statements of operations consists of the following for the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$-	$-	$326,988	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	326,988	-

Operating expenses	411,990	574,296	945,283	1,228,101
Loss from discontinued operations	(411,990)	(574,296)	(618,295)	(1,228,101)
Other expenses	(724,334)	(1,394,682)	(1,539,137)	(2,879,728)
Loss from discontinued operations before income tax benefits	(1,136,324)	(1,968,978)	(2,157,432)	(4,107,829)
Gain on sale of discontinued operations	6,701,350	-	6,701,350	-
Gain (loss) on discontinued operations before income tax benefits	5,565,026	(1,968,978)	4,543,918	(4,107,829)
Income tax benefit	(99,078)	(193,398)	(246,791)	(328,889)
Net income (loss) from discontinued operations	$5,664,104	$(1,775,580)	$4,790,709	$(3,778,940)

(3)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	June 30,	December 31,
	2016	2015

Collateral for bank’s issuance of letters of credit to the Company’s customers	$3,405,568	$4,921,950
Collateral for notes payable to suppliers	21,073,547	18,877,396
	$24,479,115	$23,799,346

(4)	Property and Equipment

A summary of property and equipment is as follows:

	June 30,	December 31,
	2016	2015

Computers	72,355	74,057
Office equipment, furniture and fixtures	43,702	44,731
Leasehold improvements	156,088	32,354
Automobiles	1,085,637	970,810
	1,357,782	1,121,952
Less: Accumulated depreciation and amortization	(986,712)	(1,049,210)
	$371,070	$72,742

Depreciation and amortization expenses for property and equipment from continuing operations amounted to $26,488 and $13,105 for the three months ended June 30, 2016 and 2015, respectively, and $35,721 and $38,111, for the six months ended June 30, 2016 and 2015, respectively. Depreciation and amortization for property and equipment from discontinued operations amounted to $347,737 and $567,392 for the three months ended June 30, 2016 and 2015, respectively, and $869,103 and $1,132,243 for the six months ended June 30, 2016 and 2015, respectively.

(5)	Equity Investment in Car King Tianjin

The Company’s investment in Car King Tianjin is accounted for using the equity method of accounting. The results of operations and financial position of the Company’s equity basis investments are summarized below:

Condensed statements of operations information:

	Two Months Ended May 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$375,990	$2,744,941	$1,378,878	$4,540,101

Gross profit	$333,957	$579,608	$1,102,205	$1,156,295

Net loss	$(340,895)	$(505,533)	$(667,958)	$(1,240,010)

Company’s share in net loss of investee (included in the net loss of the Airport Auto Mall Automotive Service Segment)	$(136,358)	(202,213)	$(267,183)	(496,004)
Excess loss over investment	136,358	-	267,183	-
The Company’s equity in net loss of Car King Tianjin	$-	$(202,213)	$-	$(496,004)

Condensed balance sheet information:

Condensed balance sheet information:	As of May 31, 2016	As of December 31, 2015

Current assets	$537,738	$629,912

Non current assets	775,716	860,671

Total assets	$1,313,454	$1,490,583

Current liabilities	$4,245,268	$3,792,402

Deficit	(2,931,814)	(2,301,819)

Current liabilities and deficit	$1,313,454	$1,490,583

Through May 31, 2016, the Company was entitled to 40% of Car King Tianjin’s net profit or loss. On June 1, 2016, the 40% investment interest in Car King Tianjin was disposed of as a result of the sale of Zhonghe. The condensed statement of operations presented above included the operating results of Car King Tianjin for the two-month period from April 1 to May 31, 2016 and the five-month period from January 1 to May 31, 2016. As of May 31, 2016 and December 31, 2015, the Company’s equity investment balance in Car King Tianjin was $0.

(6)	Bank Overdraft

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,257,880 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2015. The outstanding balance of the facility was $2,131,009 as of December 31, 2015.

In January 2016, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,257,880 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2016. The outstanding balance of the facility was $0 as of June 30, 2016.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $554,735 and $925,841 for the three months ended June 30, 2016 and 2015, respectively and $1,231,602 and $1,626,155 for the six months ended June 30, 2016 and 2015, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $10,536,773 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing and bear interest at rate of 4.79% per annum, and borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2015, the Company had an outstanding balance of $6,613,276 under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in March 2016 which was not renewed.

Agricultural Bank of China

In September 2015 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $72,252,160 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bear interest at rates ranging from 3.60% to 4.76% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $33,883,278 and $33,531,505, respectively, under this facility line of credit. This facility matures in September 2016.

PuDong Development Bank

In December 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,063,040 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.51% to 5.49% per annum. As of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $13,335,131 and $8,091,241, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2016.

China Zheshang Bank

In August 2015, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $27,094,560 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s former subsidiary, (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at rates ranging from 4.5% to 5% per annum, and are repayable within 3 months from the dates of drawing. As of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $2,585,351 and $8,374,161, respectively, under this facility line of credit. This facility matures in August 2016.

Industrial and Commercial Bank of China

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $15,052,533 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s former subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.2% to 4.18% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $3,646,679 and $5,431,703, respectively, under this facility line of credit. This facility matured in June 2016 and has not yet been renewed. Outstanding draws on this line of credit prior to the maturity date are due in September and October 2016.

China Minsheng Bank

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $12,042,027 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s former subsidiary. Borrowings under this facility line of credit bore interest at rates ranging from 0.19% to 1.32% per annum, and were repayable on the due dates, which were determined prior to each draw. As of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $474,928 and $6,248,270, respectively, under this facility line of credit. This facility matured in April 2016 and has not yet been renewed. Outstanding draws on this line of credit prior to the maturity date were repaid in July 2016.

Shengjing Bank

In November 2015, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,526,267 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. As of June 30, 2016 and December 31, 2015, the Company had outstanding balances of $6,735,516 and $4,714,023 under this facility line of credit. Borrowings under this facility line of credit bear interest at rates of 5% to 5.2% per annum. This facility matures in November 2016.

(8)	Short Term Borrowings

Agricultural Bank of China

In February 2015, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $13,547,280 (RMB90,000,000). The outstanding balance was $13,865,993 as of December 31, 2015. These short term loans bore interest at a rate of 6.16% per annum, matured in February 2016, and were secured by the Airport International Auto Mall and related land use rights.

In June 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $6,773,640 (RMB45,000,000). The outstanding balance was $6,932,996 as of December 31, 2015. This short term loan bore interest at a rate of 5.61% per annum, matured in June 2016, and was secured by the Airport International Auto Mall and related land use rights.

In July 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,418,912 (RMB36,000,000). The outstanding balance totaled $0 and $5,546,397 as of June 30, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.34% per annum, matured in July 2016, and is secured by the Airport International Auto Mall and related land use rights. This loan was disposed of as a result of sale of Zhonghe.

In August 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,418,912 (RMB36,000,000). The outstanding balance totaled $0 and $5,546,397 as of June 30, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In September 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $3,311,557 (RMB22,000,000). The outstanding balance totaled $0 and $3,389,465 as of June 30, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.06% per annum, matures in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In January 2016, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreement, the Company can borrow up to $12,192,552 (RMB81,000,000). The outstanding balance totaled $0 and $0 as of June 30, 2016 and December 31, 2015, respectively. These short term loans bear interest at a rate of 4.785% per annum, matures in January 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In June 2016, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreement, the Company can borrow up to $6,623,114 (RMB44,000,000). The outstanding balance totaled $6,623,114 and $0 as of June 30, 2016 and December 31, 2015, respectively. These short term loans bear interest at a rate of 4.785% per annum, mature in January 2017, and are guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

China Zheshang Bank

In August and September 2015, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,480,232 (RMB29,763,970). Borrowings under these loan agreements bore interest at rates ranging from 4.6% to 4.85% for a borrowing period of six months and were guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,585,633 as of December 31, 2015. These loans matured in February and March 2016.

In December 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,010,507 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,010,507 as of December 31, 2015. These loans matured in June 2016.

In February and March 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,515,760 (RMB30,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,515,760 and $0 as of June 30, 2016 and December 31, 2015, respectively. These loans mature in August and September 2016.

In May and June 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,010,507 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,010,507 and $0 as of June 30, 2016 and December 31, 2015, respectively. These loans mature in November and December 2016.

Tianjin Binhai Rural Commercial Bank

In July and August 2015, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of these agreements, the Company borrowed a maximum amount of $23,783,003 (RMB158,000,000). Borrowings under these loan agreements bear interest at a rate of 7.03% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (v) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (vii) Cheng Jun, shareholder of the Company’s supplier, (viii) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, and (ix) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The Company repaid $15,353,836 (RMB99,000,000) during the three months ended March 31, 2016. The total outstanding balance of these agreements was $24,342,521 as of December 31, 2015. These loan agreements were scheduled to mature in July and August 2016 but were repaid early in April 2016.

In March 2016, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of these agreements, the Company borrowed a maximum amount of $11,289,400 (RMB75,000,000). Borrowings under these loan agreements bear interest at a rate of 6.525% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (v) Cheng Jun, shareholder of the Company’s supplier, (vii) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, (viii) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The total outstanding balance of these agreements was $0 and $0 as of June 30, 2016 and December 31, 2015, respectively. These loan agreements mature in March 2017. These loans were disposed of as a result of sale of Zhonghe.

In April 2016, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $8,880,995 (RMB59,000,000). Borrowings under this loan agreement bear interest at a rate of 6.525% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (v) Cheng Jun, shareholder of the Company’s supplier, (vi) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, and (viii) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The Company repaid $15,353,836 (RMB99,000,000) during the three months ended March 31, 2016. The total outstanding balance of these agreements was $0 and $24,342,521 as of March 31, 2016 and December 31, 2015, respectively. These loan agreements mature in April 2017. These loans were disposed of as a result of sale of Zhonghe.

In April 2016, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $32,513,472 (RMB216,000,000). Borrowings under this loan agreement bear interest at a rate of 6.4125% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (v) Cheng Jun, shareholder of the Company’s supplier, (vi) Xin Jiang Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a potential customer, , (vii) Kai Li Xiang Kong Automobile Sales Service Co., Ltd., a customer, and (viii) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The total outstanding balance of these agreements was $0 and $24,342,521 as of June 30, 2016 and December 31, 2015, respectively. This loan agreement matures in April 2019. This loan was disposed of as a result of sale of Zhonghe.

(9)	Notes Payable to Suppliers

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

Bank of Jinzhou

As of June 30, 2016, the Company had five outstanding notes payable to suppliers, which matured and were repaid in July 2016, in an aggregate amount of $6,773,640 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,386,820 (RMB22,500,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2016.

As of June 30, 2016, the Company had four outstanding notes payable to suppliers, which mature in December 2016, in an aggregate amount of $5,268,387 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,634,194 (RMB17,500,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2016.

Agricultural Bank of China

As of June 30, 2016, the Company had three outstanding notes payable to suppliers, maturing in January 2017, in an aggregate amount of $15,052,533 (RMB100,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 100% of the note amounts, or $15,052,533 (RMB100,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2016.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(10)	Major Customers and Suppliers

One customer accounted for approximately 30% of the Company’s net revenue during the three months ended June 30, 2016 while two customers accounted for an aggregate of 42% of the Company’s net revenue during the six months ended June 30, 2016. Two customers accounted for an aggregate of 37% and 34% of the Company’s net revenue during the three months and six months ended June 30, 2015, respectively.

Two suppliers accounted for approximately 33% and 35% of the Company’s purchases during the three months and six months ended June 30, 2016, respectively. One supplier accounted for 25% of the Company’s purchases during the three months ended June 30, 2015 while two suppliers accounted for an aggregate of 33% of the Company’s purchases during the six months ended June 30, 2015.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2016 and December 31, 2015, the Company’s statutory reserve fund was approximately $2,644,000 and $2,126,000, respectively.

(12)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the six months ended June 30, 2016 and 2015, the Company made aggregate borrowings from Ms. Cheng Weihong of $384,826 and $389,120, respectively, and made repayments of $0 and $244,990 to Ms. Cheng Weihong. As of June 30, 2016 and December 31, 2015, the outstanding balances due to Ms. Cheng Weihong were $1,157,071 and $722,028, respectively.

The Company’s former shareholder, Sino Peace Limited (“Sino Peace”), paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,045,070 and $2,093,182 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. In January 2015, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George. The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally nonbinding at this time.

The balances as discussed above as of June 30, 2016 and December 31, 2015 are interest-free, unsecured and have no fixed term of repayment. During the three months and six months ended June 30, 2016 and 2015, there was no imputed interest charged in relation to these balances.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

(13)	Segment Information

The Company has three principal operating segments: (1) sales of automobiles, (2) financing services, and (3) other services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. On June 1, 2016, the Company disposed the Airport Automall Automotive Services business unit as a result of the sale of Zhonghe. The operating results of the airport auto mall services business are classified as discontinued operations.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the continuing operations of the Company’s operating segments:

Three Months Ended June 30, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total
Net revenue	$92,774,929	$1,027,280	$17,176	$-	$93,819,385
Cost of revenue	92,618,906	554,735	-	-	93,173,641

Operating expenses
Selling and marketing	71,496	71,495	8,411	16,822-	168,224
General and administrative	58,694	58,693	8,385	300,708	426,480
Total operating expenses	130,190	130,188	16,796	317,530	594,704
Income (loss) from continuing operations	$25,833	$342,357	$380	$(317,530)	$51,040
Depreciation and Amortization	$10,551	$7,930	$3,474	$4,533	$26,488

Three Months Ended June 30, 2015

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total
Net revenue	$92,096,247	$1,580,358	$11,808	$-	$93,688,413
Cost of revenue	91,930,191	925,841	-	-	92,856,032

Operating expenses
Selling and marketing	83,214	83,214	20,803	-	187,231
General and administrative	46,122	46,124	46,125	230,624	368,995
Total operating expenses	129,336	129,338	66,928	230,624	556,226
Income (loss) from continuing operations	$36,720	$525,179	$(55,120)	$(230,624)	$276,155
Depreciation and Amortization	$35,573	$2,176	$2,026	$1,244	$41,019

Six Months Ended June 30, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total
Net revenue	$228,610,421	$2,247,882	$25,100	$-	$230,883,403
Cost of revenue	228,054,945	1,231,602	-	-	229,286,547

Operating expenses
Selling and marketing	149,731	149,729	17,615	35,230	352,305
General and administrative	130,129	130,127	18,590	634,830	913,676
Total operating expenses	279,860	279,856	36,205	670,060	1,265,981
Income (loss) from continuing operations	$275,616	$736,424	$(11,105)	$(670,060)	$330,875
Depreciation and Amortization	$15,897	$9,350	$5,131	$5,343	$35,721

Six Months Ended June 30, 2015

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total
Net revenue	$178,310,118	$2,694,121	$34,336	$-	$181,038,575
Cost of revenue	177,935,219	1,789,133	-	-	179,724,352

Operating expenses
Selling and marketing	160,680	160,680	40,169	-	361,529
General and administrative	98,990	98,994	98,995	494,976	791,955
Total operating expenses	259,670	259,674	139,164	494,976	1,153,484
Income (loss) from continuing operations	$115,229	$645,314	$(104,828)	$(494,976)	$160,739
Depreciation and Amortization	$74,346	$7,767	$7,180	$4,440	$93,733

Following are total assets by segment:

Total Assets

	Sales of Automobiles	Financing Services	Other Services	Corporate	Assets of Discontinued Operations	Total

As of June 30, 2016	$105,452,654	$69,593,399	$46,465	$402,354	$-	$175,494,872
As of December 31, 2015	$133,938,214	$91,735,299	$39,790	$754,241	$61,755,609	$288,223,153

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

On November 22, 2013, the Company, through its wholly-owned subsidiary, Zhonghe, entered into a Cooperation Framework Agreement with Car King China, with respect to the establishment of a joint venture that will own and operate a used car business. The establishment of this joint venture was contingent upon the successful completion by the Company of the acquisition of Zhonghe which owns and operates the Airport International Auto Mall, where the used car business will be operated. Following the Zhonghe Acquisition, on November 30, 2013, Tianjin Car King Used Car Trading Company Ltd (the “Joint Venture”) was established in accordance with the terms of the Cooperation Framework Agreement. Pursuant to the terms of the Articles of Association of Car King Tianjin, the Company will contribute approximately $1,303,000 (RMB8,000,000) and Car King China will contribute approximately $1,955,000 (RMB12,000,000) to form Car King Tianjin, which will have total registered capital of approximately $3,258,000 (RMB20,000,000). Prior to being acquired by the Company, Zhonghe contributed approximately $652,000 (RMB4,000,000) in November 2013. The Company is entitled to 40% of Car King Tianjin’s net profit or loss.

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

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement (“Equity Transfer Agreement”) with Wuxi Huitong Automobile Sales and Service Co., Ltd. (“Huitong”) to sell 100% of the equity of Zhonghe, and (ii) a Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong (the “Debt Transfer Agreement”). At the time, Zhonghe was the owner and operator of the Airport International Automall located in the Tianjin Airport Economic Area and the 40%owner of Car King Tianjin.

Under the terms of the Zhonghe Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $62.8 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong will paid Shisheng approximately $26 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.8 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Failure by either party to fulfill their obligations under the Debt Transfer Agreement may result in the termination of the Equity Transfer Agreement, as well as a penalty of 10% of the total transfer price.

Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin.

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

We evaluate the collectibility of outstanding receivables at the end of each of the reporting periods and make estimates for potential credit losses. During the year ended December 31, 2015, we experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. We took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of June 30, 2016 and December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $2,942,770 and $3,081,331, respectively

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2016 and December 31, 2015, there was no reserve for obsolescence.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2016 and December 31, 2015, the deferred tax liabilities amounted to $0 and $9,495,559, respectively.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $20.5 million as of June 30, 2016. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2016 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016, there are no penalties or interest related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Continuing Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations for our continuing operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30, 2016	%of net revenue	Three Months Ended June 30, 2015	% of net revenue	Change in %
Net revenue	$93,819,385	100.00%	$93,688,413	100.00%	0.14%
Cost of revenue	93,173,641	99.31%	92,856,032	99.11%	0.34%
Gross profit	645,744	0.69%	832,381	0.89%	(22.42)%
Operating expenses	594,704	0.63%	556,226	0.59%	6.92%
Income from operations	51,040	0.05%	276,155	0.29%	(81.52)%
Other expenses	(506,994)	(0.54)%	(679,283)	(0.73)%	(25.36)%
Loss from continuing operations before income taxes and noncontrolling interests	(455,954)	(0.49)%	(403,128)	(0.43)%	13.10%
Net loss from continuing operations	(477,722)	(0.51)%	(470,337)	(0.50)%	1.57%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	(477,875)	(0.51)%	(469,783)	(0.50)%	1.72%

For the three months ended June 30, 2016, our net revenue increased 0.14% to $93,819,385 from $93,688,413 for the same period in 2015, and our cost of revenue increased 0.34% to $93,173,641 from $92,856,032 for the same period in 2015. As compared to the same period in 2015, our gross profit, income from continuing operations, net loss from continuing operations and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2016 decreased 22.42% to $645,744, decreased 81.52% to $51,040, increased 1.57% to $(477,722), and increased 1.72% to $(477,875), respectively, due primarily to the decrease in fee income from financing services and increases in general and administrative expense which was partially offset by a decrease in interest expense.

Net Revenue

The following table sets forth a summary of our net revenue by continuing segment for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30, 2016	% of net revenue	Three Months Ended June 30, 2015	% of net revenue	Change in %
Net revenue	$93,819,385	100.00%	$93,688,413	100.00%	0.14%
- Sales of Automobiles	92,774,929	98.89%	92,096,247	98.30%	0.74%
- Financing Services	1,027,280	1.09%	1,580,358	1.69%	(35.00)%
- Other Services	17,176	0.02%	11,808	0.01%	45.46%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 0.74% to $92,774,929 for the three months ended June 30, 2016 from $92,096,247 for the same period in 2015. During the three months ended June 30, 2016 and 2015, the Company sold 905 automobiles and 846 automobiles, respectively, representing an increase of approximately 7% in volume. The average unit selling price per automobile decreased to $103,000 for the three months ended June 30, 2016 from $109,000 for the same period in 2015. Our sales increased rapidly during the second half of 2015 and this trend continued during the first quarter of 2016. In early August 2015, China’s official currency Renmenbi (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2015, the RMB devaluated over 5.5% against the U.S. dollar. During the three months ended June 30, 2016, RMB declined about 3% against the U.S. dollar. As many observers and economists expect the RMB to continue to devalue against the U.S. dollar and other major currencies, the Company expected many of its customers to increase their orders in anticipation of increased prices; the Company expected this trend to be temporary. The Company started to see automobile sales decline substantially in the second quarter of 2016 after strong sales in the first quarter of 2016. We expect automobile sales will stabilize in the second half of 2016. We expect some change to the overall market demand and a re-allocation of the market share between the traditional "4S" authorized dealers and auto resellers like us due to market changes (such as switch of consumers’ taste for luxury automobiles and the frequency for consumers to buy new vehicles) and the new “Parallel Imported Vehicles” scheme. However, how these changes will impact our business cannot be reasonably determined at this time.

Our gross margin dropped slightly to 0.17% during the three months ended June 30, 2016 compared to 0.18% during the same period in 2015.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of June 30, 2016, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme.

While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in the very competitive market in order to maintain or expand our market share and maintain our market leader status. During the three months ended June 30, 2016 and 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota which accounted for 70% and 79%, respectively.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 37% and 39% of the Company’s sales during the three months ended June 30, 2016 and 2015, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services decreased 35% to $1,027,280 for the three months ended June 30, 2016 from $1,580,358 for the three months ended June 30, 2015. The Company had an aggregate amount of credit lines of approximately $125 million (RMB830 million) as of June 30, 2016 and $184 million (RMB1.12 billion) as of June 30, 2015. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. Excluding revenue from the interest income portion of $554,735 and $925,841 in the three months ended June 30, 2016 and 2015, respectively, the revenue from the fee income portion of our Financing Services decreased 27.8% to $472,545 for the three months ended June 30, 2016 from $654,517 for three months ended June 30, 2015. The gross margin for our Financing Services segment increased to 46% for the months ended June 30, 2016 from 41.42% for the three months ended June 30, 2015. The increase in gross margin was primarily due to lower interest expense incurred during the three months ended June 30, 2016 compared to the same period in 2015.

Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition and the creation of Car King Tianjin, we had limited funds available for this service starting in the beginning of 2014. With the acquisition installment payments made in November 2014 and January 2015, our working capital available to provide this temporary credit service, which had been a significant part of our Financing Services and a major contributor to our gross margin in recent years, was limited. On June 1, 2016, the Company sold 100% equity interest in Zhonghe. We expect our liquidity will improve which will allow the Company to have more working capital to be used in the temporary credit extension service. We will seek to continue better managing the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of June 30, 2016 and 2015, we had approximately $64 million and $90 million, respectively, lines of credit available to use in our Financing Services. As of August 12, 2016, the Company had aggregate credit lines of approximately $125 million (RMB 830 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Other Services

Other services include revenue generated from Web-based Advertising. We have revised our business plan and moved away from Web-based Advertising Services and Automobile Value Added Services to focus on Automobile Sales and Financing Services and any potential business opportunities. We expect that the revenue generated from this segment will continue to be low compared to other segments. Our Web-based Advertising Services revenue increased 45.46% to $17,176 for the three months ended June 30, 2016 from $11,808 for the same period of 2015. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Three Months Ended June 30, 2016	% of net revenue	Three Months Ended June 30, 2015	% of net revenue	Change in %
Net revenue	$93,819,385	100.00%	$93,688,413	100.00%	0.14%
Cost of revenue	$93,173,641	99.31%	$92,856,032	99.11%	0.34%
Gross profit	$645,744	0.69%	$832,381	0.89%	(22.42)%

Our cost of revenue in the three months ended June 30, 2016 consisted primarily of the cost of automobiles purchased and certain direct labor for our the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue increased 0.34% to $93,173,641 for the three months ended June 30, 2016 from $92,856,032 for the three months ended June 30, 2015. The Sales of automobiles accounted for 98.89% of our total revenue for the three months ended June 30, 2016 as compared to 98.30% for the three months ended June 30, 2015.

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

Gross profit decreased 22.42% to $645,744 in the three months ended June 30, 2016 from $832,381 in the three months ended June 30, 2015, primarily due to continuing price pressure on the automobile sales during the three months ended June 30, 2016 and a decrease in the fee revenue of the financing service.

Operating Expenses

	Three Months Ended June 30, 2016	% of total	Three Months Ended June 30, 2015	% of total	Change in %
Operating Expenses
- Selling and Marketing	$168,224	28.29%	$187,231	33.66%	(10.15)%
- General and Administrative	426,480	71.71%	368,995	66.34%	15.58%
Total	$594,704	100.00%	$556,226	100.00%	6.92%

During the three months ended June 30, 2016, our total operating expenses increased 6.92% to $594,704 from $556,226 for the same period in 2015. This increase was primarily a result of a 15.58% increase in general and administrative expenses to $426,480 for the three months ended June 30, 2016 from $368,995 for the same period in 2015.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in
	2016	2015	%
Primary selling and marketing expenses
- Payroll	$47,227	$47,341	(0.24)%
- Staff-related costs	32,939	26,722	23.27%
- Advertising and promotion	3,950	1,970	100.51%
- Entertainment	20,254	10,325	96.16%

Payroll expenses decreased 0.24% during the three months ended June 30, 2016 compared to the same period in 2015. Staff-related costs increased primarily due to the increase in the overall benefits per employee during the three months ended June 30, 2016 compared to the same period in 2015. Advertising and promotion increased 100.51% to $3,950 during the three months ended June 30, 2016 from $1,970 during the same period in 2015 as we incur advertising and promotion expenses from to time in our normal business operations. Entertainment expenses increased by 96.16% for the three months ended June 30, 2016 compared to the same period in 2015. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended June 30,		Change in
	2016	2015	%
Primary general and administrative expenses
- Payroll	$58,847	$68,247	(13.77)%
- Staff- related costs	19,444	13,477	44.28%
- Entertainment	48,921	28,600	71.05%
- Depreciation	13,257	13,105	1.16%
- Rent	46,163	16,646	177.32%
- Legal and professional fees	115,682	136,642	(15.34)%

Payroll expenses decreased 13.77% during the three months ended June 30, 2016 primarily due to the decrease in the number of administration employees to reduce our cost. Staff-related costs increased 44.28% during the three months ended June 30, 2016, primarily due to the increase in the overall benefits. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses increased 1.16% primarily due to the net effect of RMB devaluation during the three months ended June 30, 2016 compared to the same period of 2015. Rent increased primarily due to the new lease signed for additional office space during the three months ended June 30, 2016 compared to the same period in 2015. Legal and professional fees decreased 15.34% for the three months ended June 30, 2016 primarily due to more professional services being performed in the three months ended June 30, 2016 compared to the same period in 2015. We expect the amount of professional fees for the year of 2016 to be comparable to that for the year of 2015.

Income from Continuing Operations

Income from continuing operations decreased 81.52% for the three months ended June 30, 2016 to $51,040 from $276,155 in the same period in 2015. The decrease in income from continuing operations was primarily due to the decrease in the gross margin of the sales of automobiles business and the decrease in the fee income from the financing services.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain (loss) on disposal of property and equipment.

The Company’s interest income is generated by interest earned through bank deposits.

Interest income decreased 39.86% to $18,113 during the three months ended June 30, 2016 compared to $30,118 during the same period in 2015 because of a lower average prevailing interest rate during the three months ended June 30, 2016.

Interest expense was $526,993 during the three months ended June 30, 2016 compared to $701,309 during the same period in 2015. The decrease of $174,316 or 24.86% was primarily due to lower average borrowing rates during the three months ended June 30, 2016 compared to the same period of 2015.

The Company did not dispose of any property or equipment during the three months ended June 30, 2016. During the same period of 2015, we incurred $8,254 loss on disposal of property and equipment.

Results of Continuing Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth certain information relating to our results of continuing operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30, 2016	% of net revenue	Six Months Ended June 30, 2015	% of net revenue	Change in %
Net revenue	$230,883,403	100.00%	$181,038,575	100.00%	27.53%
Cost of revenue	229,286,547	99.31%	179,724,352	99.27%	27.58%
Gross profit	1,596,856	0.69%	1,314,223	0.73%	21.51%
Operating expenses	1,265,981	0.55%	1,153,484	0.64%	9.75%
Income from operations	330,875	0.14%	160,739	0.09%	105.85%
Other expenses	(908,407)	(0.39)%	(1,321,957)	(0.73)%	(31.28)%
Loss from continuing operations before income taxes and noncontrolling interests	(577,532)	(0.25)%	(1,161,218)	(0.64)%	(50.26)%
Net loss from continuing operations	(665,269)	(0.29)%	(1,133,841)	(0.63)%	(41.33)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(665,397)	(0.29)%	$(1,132,864)	(0.63)%	(41.26)%

For the six months ended June 30, 2016, our net revenue increased 27.53% to $230,883,403 from $181,038,575 for the same period in 2015, and our cost of revenue increased 27.58% to $229,286,547 from $179,724,352 for the same period in 2015. As compared to the same period in 2015, our gross profit, income from continuing operations, net loss from continuing operations and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2016 increased 21.51% to $1,596,856, increased 105.85% to $330,875, decreased 41.33% to $(665,269), and decreased 41.26% to $(665,397), respectively, due primarily to the increases in revenue of our Sales of Automobiles and the decrease in interest expense.

Net Revenue

The following table sets forth a summary of our net revenue by continuing segment for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30, 2016	% of net revenue	Six Months Ended June 30, 2015	% of net revenue	Change in %
Net revenue	$230,883,403	100.00%	$181,038,575	100.00%	27.53%
- Sales of Automobiles	228,610,421	99.02%	178,310,118	98.49%	28.21%
- Financing Services	2,247,882	0.97%	2,694,121	1.49%	(16.56)%
- Other Services	25,100	0.01%	34,336	0.02%	(26.90)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 28.21% to $228,610,421 for the six months ended June 30, 2016 from $178,310,118 for the same period in 2015. During the six months ended June 30, 2016 and 2015, the Company sold 2,209 automobiles and 1,642 automobiles, respectively, representing an increase of approximately 35% in volume. The average unit selling price per automobile decreased to $104,000 for the six months ended June 30, 2016 from $109,000 for the same period in 2015.

In early August 2015, China’s official currency Renmenbi (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2015, the RMB devaluated over 5.5% against the U.S. dollar. During the six months ended June 30, 2016, RMB declined about 2.4% against the U.S. dollar. As many observers and economists expect the RMB to continue to devalue against the U.S. dollar and other major currencies, the Company expected many of its customers to increase their orders in anticipation of increased prices; the Company expected this trend to be temporary. The Company started to see automobile sales decline substantially in the second quarter of 2016 after strong sales in the first quarter of 2016. We expect automobile sales will stabilize in the second half of 2016.

Our gross margin increased slightly to 0.24% during the six months ended June 30, 2016 compared to 0.21% during the same period in 2015.

While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in the very competitive market in order to maintain or expand our market share and maintain our market leader status. During the six months ended June 30, 2016 and 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 75% and 74%, respectively.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 43% and 37% of the Company’s sales during the six months ended June 30, 2016 and 2015, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services decreased 16.56% to $2,247,882 for the six months ended June 30, 2016 from $2,694,121 for the six months ended June 30, 2015. Our Financing Services revenue consists of two portions: interest income and fee income. Excluding revenue from the interest income portion of $1,231,602 and $1,626,155 in the six months ended June 30, 2016 and 2015, respectively, the revenue from the fee income portion of our Financing Services decreased 4.84% to $1,016,280 for the six months ended June 30, 2016 from $1,067,966 for six months ended June 30, 2015. The gross margin for our Financing Services segment increased to 45.21% for the six months ended June 30, 2016 from 33.59% for the six months ended June 30, 2015. The increase in gross margin was primarily due to lower interest expense incurred during the six months ended June 30, 2016 compared to the same period of 2015. In addition, we were charged a maintenance fee during the six months ended June 30, 2015 on our line of credit with Agricultural Bank of China in the amount of $163,000, which was not charged during the six months ended June 30, 2016.

Other Services

Other services include revenue generated from Web-based Advertising. We have revised our business plan and moved away from Web-based Advertising Services and Automobile Value Added Services to focus on Automobile Sales and Financing Services and any potential business opportunities. We expect that the revenue generated from this segment will continue to be low compared to other segments. Our Web-based Advertising Services revenue decreased 26.9% to $25,100 for the six months ended June 30, 2016 from $34,336 for the same period of 2015. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Six Months Ended June 30, 2016	% of net revenue	Six Months Ended June 30, 2015	% of net revenue	Change in %
Net revenue	$230,883,403	100.00%	$181,038,575	100.00%	27.53%
Cost of revenue	$229,286,547	99.31%	$179,724,352	99.27%	27.58%
Gross profit	$1,596,856	0.69%	$1,314,223	0.73%	21.51%

Our cost of revenue in the six months ended June 30, 2016 consisted primarily of the cost of automobiles purchased and certain direct labor for our the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue increased 27.58% to $229,286,547 for the six months ended June 30, 2016 from $179,724,352 for the six months ended June 30, 2015. The Sales of automobiles accounted for 99.02% of our total revenue for the six months ended June 30, 2016 as compared to 98.49% for the six months ended June 30, 2015.

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

Gross profit increased 21.51% to $1,596,856 in the six months ended June 30, 2016 from $1,314,223 in the six months ended June 30, 2015, primarily due to the effects of high sales of automobiles which was partially offset by continuing price pressure on the automobile sales during the six months ended June 30, 2016. In addition, we were charged a maintenance fee during the six months ended June 30, 2015 on our line of credit with Agricultural Bank of China in the amount of $163,000, which was not charged during the six months ended June 30, 2016.

Operating Expenses

	Six Months Ended June 30, 2016	% of total	Six Months Ended June 30, 2015	% of total	Change in %
Operating Expenses
- Selling and Marketing	$352,305	27.83%	$361,529	31.34%	(2.55)%
- General and Administrative	913,676	72.17%	791,955	68.66%	15.37%
Total	$1,265,981	100.00%	$1,153,484	100.00%	9.75%

During the six months ended June 30, 2016, our total operating expenses increased 9.75% to $1,265,981 from $1,153,484 for the same period in 2015. This increase was primarily a result of a 15.37% increase in general and administrative expenses to $913,676 for the six months ended June 30, 2016 from $791,955 for the same period in 2015.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in
	2016	2015	%
Primary selling and marketing expenses
- Payroll	$93,177	$96,563	(3.51)%
- Staff-related costs	56,490	63,797	(11.45)%
- Advertising and promotion	7,008	5,881	19.16%
- Entertainment	59,912	25,001	139.64%

Payroll expenses decreased 3.51% during the six months ended June 30, 2016 compared to the same period of 2015. Staff-related costs decreased primarily due to the decrease in the overall benefits per employee during the six months ended June 30, 2016 compared to the same period in 2015. Advertising and promotion increased 19.16% to $7,008 during the six months ended June 30, 2016 from $5,881 during the same period in 2015 as we incur advertising and promotion expenses from to time in our normal business operations. Entertainment expenses increased by 139.64% for the six months ended June 30, 2016 compared to the same period in 2015. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Six Months Ended June 30,		Change in
	2016	2015	%
Primary general and administrative expenses
- Payroll	$113,945	$137,609	(17.20)%
- Staff - related costs	36,593	29,039	26.01%
- Entertainment	81,425	80,577	1.05%
- Depreciation	22,491	38,111	(40.99)%
- Rent	61,781	33,292	85.57%
- Legal and professional fees	386,866	402,942	(3.99)%

Payroll expenses decreased 17.2% during the six months ended June 30, 2016 primarily due to the decrease in the number of administration employees to reduce our cost. Staff-related costs increased 26.01% during the six months ended June 30, 2016, primarily due to the increase in the overall benefits. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses decreased 40.99% primarily due to certain equipment has been fully depreciated during the six months ended June 30, 2016 compared to the same period of 2015. Rent increased primarily due to the new lease signed for additional office space during the six months ended June 30, 2016 compared to the same period in 2015. Legal and professional fees decreased 3.99% for the six months ended June 30, 2016 primarily due to a slight decrease in the professional service performed during the six months ended June 30, 2016 compared to the same period in 2015. We expect the amount of professional fees for the year of 2016 to be comparable to that for the year of 2015.

Income from Continuing Operations

Income from continuing operations increased 105.85% for the six months ended June 30, 2016 to $330,875 from $160,739 in the same period in 2015. The increase in income from continuing operations was primarily due to the increase in the sales of automobiles.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain (loss) on disposal of property and equipment.

The Company’s interest income is generated by interest earned through bank deposits.

Interest income increased 87.52% to $214,463 during the six months ended June 30, 2016 compared to $114,368 during the same period of 2015 primarily due to the increase in average restricted cash balances which earned interest at fixed deposit rates that were partially offset by the lower average prevailing interest rates.

Interest expense was $1,129,032 during the six months ended June 30, 2016 compared to $1,428,233 during the same period of 2015. The decrease of $299,201 or 20.95% was primarily due to lower average borrowing rates during the six months ended June 30, 2016 compared to the same period of 2015.

The Company recognized a gain in disposal of property and equipment in the amount of $2,707 during the six months ended June 30, 2016. During the same period in 2015, we incurred $8,254 loss on disposal of property and equipment.

Inflation

We believe that inflation has had a negligible effect on operations for the three months and six month period ended June 30, 2016. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

Discontinued Airport Automall Automotive Services Business Unit

On June 1, 2016, the Company discontinued the Airport Automall Automotive Services business unit as a result of the sale of Zhonghe. In connection with the sale, we recognized a gain of $6,701,350, which was excluded from the operating results of the continuing results. The operating results of Airport Automall Automotive Services business unit was included in the discontinued operations. The Company received approximately $21.9 million net cash proceeds (net of the amount owed to Zhonghe and the outstanding payable to former owner of Hezhong which was assumed by Huitong) from the sale of Zhonghe. The Company expects to use the cash proceeds from the sale for working capital.

Excluding the gain from the disposal of Zhonghe, loss from discontinued operations amounted to $1,037,246 and $1,775,580 during the three months ended June 30, 2016 and 2015, respectively, and $1,910,641 and $3,778,940 during the six months ended June 30, 2016 and 2015, respectively. The loss from discontinued operations was primarily attributable to the depreciation expense on the airport automall property and interest expense related to the payable related to the Zhonghe acquisition and short term borrowings to finance the prior acquisition payments.

Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin.

Please refer to Note 2 of the unaudited condensed consolidated financial statements for further details.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(50,591,096)	$(1,728,443)
Net cash provided by investing activities	21,423,038	9,275
Net cash provided by (used in) financing activities	26,175,095	(671,921)
Effect on exchange rate change on cash	(112,388)	41,811
Cash and cash equivalents at beginning of period	7,119,686	7,793,952
Cash and cash equivalents at end of period	4,014,335	5,444,674

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss from continuing operations attributable to shareholders was $477,875 and $469,783 for the three months ended June 30, 2016 and 2015, respectively, and $665,397 and $1,132,864 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company has an accumulated a deficit of $3,221,910 and net cash used in operating activities from continuing operations of $49,291,987 during the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe to Huitong for approximately $62.8 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acquisition of approximately $36.8 million to Huitong. We received a net cash proceed of approximately $21.9 million (net of payable to Zhonghe of approximately $4.1 million). The Company expects to use the cash proceeds from the sale for working capital.

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

Operating Activities

During the six months ended June 30, 2016, we had net cash used in operating activities of $50,591,096 (including net cash used in operating activities of $1,299,109 from discontinued operations) as compared to net cash used in operating activities of $1,728,443 (including net of net cash used in operating activities of $2,836,578 from discontinued operations) during the same period of 2015. Net cash used in operating activities during the six months ended June 30, 2016 primarily consisted of an increase in restricted cash of $34,912,920 due to an increase in notes payable to suppliers, which required maintaining certain levels of restricted cash, and an increase in advances to suppliers of $54,067,994 as we continue to be positive about China’s luxury automobile sales market, which was partially offset by an increase in notes payable to suppliers of $36,344,159.

Net cash used in operating activities during the six months ended June 30, 2015 primarily consisted of a net loss of $4,912,781, an increase in restricted cash due to a larger balance of restricted cash required for notes payable of $14,434,440, an increase in receivables related to financing services of $11,075,069, an increase in advances to suppliers of $56,164,079 due to the building up of our inventory orders in order to increase our inventory selections for our customers and certain purchase orders being subsequently canceled as a result of our change of assessment in the market demands. The net amount of cash used in operating activities was partially offset by an increase in payables related to financing services of $30,775,774 due to larger outstanding balances on the draws on the lines of credit related to Financing Services, an increase in notes payable to suppliers of $21,221,809 due to our efforts in reserving our cash flows by deferring payments to our suppliers, and an increase in customer deposits of $33,608,269 due to increased advanced payments from our customers for future sales.

Investing Activities

We received net proceeds of $21,423,038 from the sale of Zhonghe during the six months ended June 30, 2016. We received cash proceeds of $8,563 and $9,275 related to the disposal of an automobile used by the Company during the six months ended June 30, 2016 and 2015, respectively.

We had net purchases of property and equipment in the amount of $336,327 and $0, respectively, during the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $26,175,095 as compared to net cash used in financing activities of $671,921 during the same period in 2015. The net cash (used for) provided by financing activities during the six months ended June 30, 2016 and 2015 included mainly net proceeds of $27,908,243 and net repayments of $821,004, respectively, on short-term loans from banks. Bank overdraft decreased $2,117,974 during the six months ended June 30, 2016 and increased $4,953 during the same period in 2015. In addition, during the six months ended June 30, 2016 and 2015, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $384,826 and $389,120, respectively, and repaid $0 and $244,990, respectively.

Our total cash and cash equivalents decreased to $4,014,335 as of June 30, 2016, as compared to $5,444,674 as of June 30, 2015.

Working Capital

As of June 30, 2016, the Company had working capital of $24,861,325 compared to working capital deficit of ($30,801,730) as of December 31, 2015.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing services operation, lines of credit related to financing services and short-term borrowings. As of June 30, 2016, the increase of working capital was primarily attributable to net cash received of approximately $21.9 million and the relief of the payable related to the Zhonghe acquisition of approximately $36.8 million.

The Company has aggregate outstanding balance of lines of credit related to financing services of $60,660,883 and $73,004,179 as of June 30, 2016 and December 31, 2015, respectively, and outstanding balances of short-term borrowings of $14,149,381 and $67,290,734 as of June 30, 2016 and December 31, 2015, respectively. In addition, we had a bank overdraft with a balance of $0 and $2,131,009 as of June 30, 2016 and December 31, 2015, respectively.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We have entered into several banking facilities with Agricultural Bank of China, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, Shengjing Bank and Tianjin Binhai Rural Commercial Bank. As of June 30, 2016 and December 31, 2015, the Company had aggregate credit lines of approximately $125 million (RMB833 million) and $166 million (RMB1.08 billion), respectively, and had outstanding balances under these credit lines amounted to approximately $61 million and $73 million, respectively. As of August 12, 2016, the Company had aggregate credit lines of approximately $125 million (RMB833 million) with its banks.

As of June 30, 2016 and December 31, 2015, we had an aggregate outstanding loan balance of $14,149,381 and $67,290,734, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 4.35% to 4.79% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $0 and $2,131,009 with Pudong Development Bank as of June 30, 2016 and December 31, 2015, respectively.

On June 1, 2016, the Company sold 100% equity interest in Zhonghe to Huitong for approximately $62.8 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acqusition of approximately $36.8 million to Huitong. We received a net cash proceed of approximately $21.9 million (net of payable to Zhonghe of approximately $4.1 million).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended June 30, 2016.

Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (3)	Equity Transfer Agreement, dated June 1, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Wuxi Huitong Automobile Sales and Service Co., Ltd.
10.2 (3)	Debt Transfer Agreement, dated June 1, 2016, by and among Tianjin Binhai Shisheng Trading Group Co., Ltd., Wuxi Huitong Automobile Sales and Service Co., Ltd. and Hezhong (Tianjin) International Development Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date: August 15, 2016

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1 (3)	Equity Transfer Agreement, dated June 1, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Wuxi Huitong Automobile Sales and Service Co., Ltd.
10.2 (3)	Debt Transfer Agreement, dated June 1, 2016, by and among Tianjin Binhai Shisheng Trading Group Co., Ltd., Wuxi Huitong Automobile Sales and Service Co., Ltd. and Hezhong (Tianjin) International Development Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2016

