Form 10-Q
period 2016-09-30
China Auto Logistics Inc
filed 2016-11-14
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2016
Common Stock, $.001 par value per share	4,034,394 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$1,390,772	$7,119,686
Restricted cash	24,978,329	23,799,346
Receivable related to financing services	48,607,894	82,105,826
Inventories	19,382,417	12,163,511
Advances to suppliers	63,333,915	100,807,121
Prepaid expenses	41,153	29,372
Recoverable and accrued value added tax receivable	1,725,419	369,940
Total current assets	159,459,899	226,394,802

Property, plant, and equipment, net	352,929	72,742
Other assets	31,577	-
Non current assets of discontinued operations	-	61,755,609
Total assets	$159,844,405	$288,223,153

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$-	$2,131,009
Lines of credit related to financing services	47,161,036	73,004,179
Short term borrowings	13,494,508	67,290,734
Accounts payable	3,210,172	1,334,829
Notes payable to suppliers	26,989,015	33,509,483
Accrued expenses	109,365	273,497
Customer deposits	39,976,474	39,901,621
Deferred revenue	71,061	121,456
Due to former shareholder	2,037,104	2,093,182
Due to director	1,265,476	722,028
Income tax payable	577,270	656,098
Deferred tax liability	-	246,745
Current liabilities of discontinued operations	-	35,911,671
Total current liabilities	134,891,481	257,196,532

Non current liability of discontinued operations	-	9,248,814
Total liabilities	134,891,481	266,445,346
Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	5,026,061	5,776,306
Accumulated deficit	(3,421,910)	(7,347,222)
Total China Auto Logistics Inc. shareholders’ equity	24,587,919	21,412,852
Noncontrolling interests	365,005	364,955
Total equity	24,952,924	21,777,807

Total liabilities and shareholders’ equity	$159,844,405	$288,223,153

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$96,293,622	$150,170,868	$327,177,025	$331,209,443
Cost of revenue	95,671,721	149,129,426	324,958,268	328,853,778
Gross profit	621,901	1,041,442	2,218,757	2,355,665

Operating expenses:
Selling and marketing	180,371	209,190	532,676	570,719
General and administrative	460,664	375,992	1,374,340	1,167,947
Total operating expenses	641,035	585,182	1,907,016	1,738,666

(Loss) income from continuing operations	(19,134)	456,260	311,741	616,999
Other income (expenses)
Interest income	18,811	99,754	233,274	214,122
Interest expense	(202,803)	(622,156)	(1,331,835)	(2,050,389)
Gain on sale of property and equipment	-	-	2,707	(8,254)
Loss on sale of equity interest in subsidiary	-	(209,638)	-	(209,638)
Miscellaneous	3,091	(29)	6,546	133
Total other expenses	(180,901)	(732,069)	(1,089,308)	(2,054,026)

Loss from continuing operations before income taxes	(200,035)	(275,809)	(777,567)	(1,437,027)

Income tax expense	-	78,350	87,737	186,022

Net loss from continuing operations	(200,035)	(354,159)	(865,304)	(1,623,049)

Discontinued operations:
Income (loss) from operations of discontinued Airport Automall Automotive Services (including gain on disposal of $6,701,350 for the nine months ended September 30, 2016)	-	1,373,179	4,543,918	(2,734,650)
Income tax benefit	-	(229,737)	(246,791)	(693,675)
Net income (loss) from discontinued operations	-	1,602,916	4,790,709	(2,040,975)

Net loss (income)	(200,035)	1,248,757	3,925,405	(3,664,024)
Less: Net (loss) income attributable to noncontrolling interests	(35)	(123)	93	(1,100)

Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(200,000)	$1,248,880	$3,925,312	$(3,662,924)

Net (loss) income attributable to shareholders of China Auto Logistics Inc.
– continuing operations	$(200,000)	$(354,036)	$(865,397)	$(1,621,949)
– discontinued operations	-	1,602,916	4,790,709	(2,040,975)
	$(200,000)	$1,248,880	$3,925,312	$(3,662,924)
(Loss) income per share attributable to shareholders of China Auto Logistics Inc. from
– continuing operations - basic and diluted	$(0.05)	(0.09)	$(0.21)	$(0.40)
– discontinued operations - basic and diluted	$-	$0.40	$1.19	$(0.51)
Total (loss) income per share attributable to shareholders of China Auto Logistics Inc.	$(0.05)	$0.31	$0.98	$(0.91)
Weighted average number of common shares Outstanding
– basic and diluted	4,034,494	4,034,494	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(200,035)	$1,248,757	$3,925,405	$(3,664,024)

Other comprehensive (loss) income
Foreign currency translation adjustments	(111,136)	(1,407,306)	(750,288)	(1,117,777)

Comprehensive (loss) income	(311,171)	(158,549)	3,175,117	(4,781,801)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(99)	(93)	50	(838)

Comprehensive (loss) income attributable to shareholders of China Auto Logistics Inc.	$(311,072)	$(158,456)	$3,175,067	$(4,780,963)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$3,925,405	$(3,664,024)
Add: loss from discontinued operations	1,910,641	2,040,975

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation on property, plant and equipment	58,532	49,164
Amortization on customer relations	-	82,799
(Gain) loss on disposal of property and equipment	(5,702)	8,254
Loss on sale of equity interest in subsidiary	-	209,638
Change in allowance for receivable related to financing services	(68,813)	-
Change in Inventory reserve	-	692
Change in reserve for advances to suppliers	(76,554)	104,719
Gain on sale of Zhonghe	(6,701,350)	-

Changes in operating assets and liabilities:
Restricted cash	(35,507,788)	(29,328,731)
Accounts receivable	-	1,291
Receivables related to financing services	31,710,041	12,822,334
Inventories	(7,938,670)	(1,215,690)
Advances to suppliers	(54,723,792)	(42,899,839)
Prepaid expenses, other current assets and other assets	(14,304)	(8,933)
Value added tax receivable	(1,390,994)	226,351
Other assets	(32,244)	-
Accounts payable	1,952,284	1,553,900
Line of credit related to financing services	(24,103,238)	6,160,561
Notes payable to suppliers	36,344,159	36,809,837
Accrued expenses	318,354	(59,694)
Accrued interest	897,826	(1,570,313)
Customer deposits	2,161,062	13,588,419
Deferred revenue	(47,981)	(724,987)
Income tax payable	(62,549)	29,376
Cash used in operating activities from continuing operations	(51,395,675)	(5,783,901)
Cash used in operating activities from discontinued operations	(1,299,109)	(640,931)
Net cash used in operating activities	(52,694,784)	(6,424,832)

Cash flows from investing activities
Cash proceeds from sale of Zhonghe, net of cash at Zhonghe of $175,767 and amount owed to Zhonghe of $4,092,476	21,750,802	-
Proceeds from disposal of property and equipment	8,563	9,275
Proceeds from sale of equity interest in Zhengji, net	-	3,030,303
Purchase of property and equipment	(342,435)	(2,318)
Cash provided by investing activities from continuing operations	21,416,930	3,037,260
Cash provided by investing activities from discontinued operations	-	-
Net cash provided by investing activities	21,416,930	3,037,260

Cash flows from financing activities
Bank overdraft	(2,117,974)	(91,222)
Proceeds from short-term borrowings	84,846,873	88,339,880
Repayments of short-term borrowings	(57,538,686)	(86,160,953)
Proceeds from director	484,919	599,120
Repayments to director	-	(455,373)
Cash provided by financing activities from continuing operations	25,675,132	2,231,452
Cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	25,675,132	2,231,452

Effect of exchange rate change on cash	(126,192)	(199,829)

Net decrease in cash and cash equivalents	(5,728,914)	(1,355,949)

Cash and cash equivalents at the beginning of period	7,119,686	7,793,952
Cash and cash equivalents at the end of period	$1,390,772	$6,438,003

Supplemental disclosure of cash flow information
Interest paid	$3,958,670	$8,369,596
Income taxes paid	$150,355	$149,194

Non-cash activities:
Assumption of outstanding payable to former owner of Zhonghe by Huitong to offset the sale price of Zhonghe	$36,755,594	$-

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2016 and the results of its operations for the three-month and nine-month periods ended September 30, 2016 and 2015 and cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss from continuing operations attributable to shareholders was $200,000 and $354,036 for the three months ended September 30, 2016 and 2015, respectively, and $865,397 and $1,621,949 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company has an accumulated deficit of $3,421,910 and net cash used in operating activities from continuing operations of $51,395,675 during the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 1, 2016, the Company sold 100% equity interest in Zhonghe to Huitong for approximately $62.8 million and entered into a Debt Transfer Agreement which transferred the outstanding payable balance related to the Zhonghe acquisition of approximately $36.8 million to Huitong. The Company received net cash proceeds of approximately $21.9 million (net of payable to Zhonghe of approximately $4.1 million). The Company expects to use the cash proceeds for working capital.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2016 and December 31, 2015 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

Value added taxes (“VAT”) represent amounts collected on behalf of specific regulatory agencies that require remittance by a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. The Company accounts for VAT on a net basis. Through April 30, 2016, the Company recorded and paid business taxes based on a percentage of the net service revenues and reported the service revenue net of the business taxes and other sales related taxes. Effective May 1, 2016, VAT replaced business tax in all industries, on a nationwide basis. A VAT rate of 6% applies to revenue derived from the provision of certain services. Unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided. Accordingly, although the 6% VAT rate is higher than the previously applicable 5% business tax rate, no materially different tax cost to the Company has resulted nor does the Company expect a materially different tax cost to result from the replacement of the business tax with a VAT on the Company’s services.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. During the year ended December 31, 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of September 30, 2016 and December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $2,931,307 and $3,081,331, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of September 30, 2016 and December 31, 2015, there was no reserve for obsolescence.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2016 and 2015, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

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

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.

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

The income (loss) from discontinued operations presented in the condensed statements of operations consists of the following for the three months and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$-	$1,450,886	$326,988	$1,450,886
Cost of revenue	-	-	-	-
Gross profit	-	1,450,886	326,988	1,450,886
(Recovery of operating expenses) operating expenses	-	(937,664)	945,283	290,437
Income (loss) from discontinued operations	-	2,388,550	(618,295)	1,160,449
Other expenses	-	(1,015,371)	(1,539,137)	(3,895,099)
Income (loss) from discontinued operations before income tax benefits	-	1,373,179	(2,157,432)	(2,734,650)
Gain on sale of discontinued operations	-	-	6,701,350	-
Gain (loss) on discontinued operations before income tax benefits	-	1,373,179	4,543,918	(2,734,650)
Income tax benefit	-	(229,737)	(246,791)	(693,675)
Net income (loss) from discontinued operations	$-	$1,602,916	$4,790,709	$(2,040,975)

(3)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	September 30,	December 31,
	2016	2015

Collateral for bank’s issuance of letters of credit to the Company’s customers	$3,986,872	$4,921,950
Collateral for notes payable to suppliers	20,991,457	18,877,396
	$24,978,329	$23,799,346

(4)	Property and Equipment

A summary of property and equipment is as follows:

	September 30,	December 31,
	2016	2015

Computers	75,101	74,057
Office equipment, furniture and fixtures	46,608	44,731
Leasehold improvements	155,480	32,354
Automobiles	1,081,408	970,810
	1,358,597	1,121,952
Less: Accumulated depreciation and amortization	(1,005,668)	(1,049,210)
	$352,929	$72,742

Depreciation and amortization expenses for property and equipment from continuing operations amounted to $22,811 and $11,053 for the three months ended September 30, 2016 and 2015, respectively, and $58,532 and $49,164, for the nine months ended September 30, 2016 and 2015, respectively. Depreciation and amortization for property and equipment from discontinued operations amounted to $0 and $550,468 for the three months ended September 30, 2016 and 2015, respectively, and $869,103 and $1,682,711 for the nine months ended September 30, 2016 and 2015, respectively.

(5)	Bank Overdraft

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,249,085 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2015. The outstanding balance of the facility was $2,131,009 as of December 31, 2015.

In January 2016, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,249,085 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2016. The outstanding balance of the facility was $0 as of September 30, 2016.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $539,650 and $946,254 for the three months ended September 30, 2016 and 2015, respectively and $1,771,252 and $2,572,409 for the nine months ended September 30, 2016 and 2015, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $10,495,728 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing and bear interest at rate of 4.79% per annum, during the three months ended September 30, 2016 and borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2015, the Company had an outstanding balance of $6,613,276 under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in March 2016 which was not renewed.

Agricultural Bank of China

In September 2015 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $71,970,708 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 3.60% to 5.01% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $33,531,505, respectively, under this facility line of credit. This facility matured in September 2016 and was not renewed.

In September 2016 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $71,970,708 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 3.60% to 5.01% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $36,060,181 and $0, respectively, under this facility line of credit. This facility matures in September 2017.

PuDong Development Bank

In December 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $17,992,677 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.48% to 5.66% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $4,565,635 and $8,091,241, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matures in December 2016.

China Zheshang Bank

In August 2015, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $26,989,015 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s former subsidiary, (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bore interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $8,374,161, respectively, under this facility line of credit. This facility matured in August 2016.

In August 2016, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $32,986,574 (RMB220,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2016, the Company had outstanding balances of $2,522,070 under this facility line of credit. This facility matures in August 2017.

Industrial and Commercial Bank of China

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $14,993,897 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s former subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.2% to 4.25% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $5,431,703, respectively, under this facility line of credit. This facility matured in June 2016 and was not renewed.

China Minsheng Bank

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $11,995,118 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s former subsidiary. Borrowings under this facility line of credit bore interest at rates ranging from 1.03% to 1.32% per annum, and were repayable on the due dates, which were determined prior to each draw. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $6,248,270, respectively, under this facility line of credit. This facility matured in April 2016 and was not renewed.

Shengjing Bank

In November 2015, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,496,949 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. Borrowings under this facility line of credit bear interest at rates of 4.8% to 5.0% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2016 and December 31, 2015, the Company had outstanding balances of $4,013,150 and $4,714,023 under this facility line of credit. This facility matures in November 2016.

(7)	Short Term Borrowings

Agricultural Bank of China

In January 2016, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $12,145,057 (RMB81,000,000). The outstanding balance totaled $0 as of September 30, 2016. These short term loans bear interest at a rate of 4.785% per annum, matures in January 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In June 2016, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $6,597,315 (RMB44,000,000). One of the loan agreements in the amount of $599,756 (RMB4,000,000) expired in September 2016 and the outstanding balance was repaid. The other loan agreement had an outstanding balance of $5,997,559 as of September 30, 2016. The other loan agreement bears interest at a rate of 4.785% per annum, matures in January 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

China Zheshang Bank

In February and March 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,498,169 (RMB30,000,000). Borrowings under these loan agreements bore interest at a rate of 4.35% for a borrowing period of six months and were guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 as of September 30, 2016. These loans matured in August and September 2016.

In May and June 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,998,780 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,998 as of September 30, 2016. These loans mature in November and December 2016.

In July and August 2016, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,498,169 (RMB30,000,000). Borrowings under these loan agreements bear interest at a rate of 5.655% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,498,169 as of September 30, 2016. These loans mature in January and February 2017.

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

Bank of Jinzhou

As of September 30, 2016, the Company had four outstanding notes payable to suppliers, which mature in December 2016, in an aggregate amount of $5,247,864 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,623,933 (RMB17,500,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2016.

As of September 30, 2016, the Company had five outstanding notes payable to suppliers, which mature in January 2017, in an aggregate amount of $6,747,254 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,373,627 (RMB22,500,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2016.

Agricultural Bank of China

As of September 30, 2016, the Company had three outstanding notes payable to suppliers, maturing in January 2017, in an aggregate amount of $14,993,897 (RMB100,000,000), the payment of which was guaranteed by Agricultural Bank of China for a period of one year. The Company was required to maintain approximately 100% of the note amounts, or $14,993,897 (RMB100,000,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2016.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(9)	Major Customers and Suppliers

Two customers accounted for approximately 41% and 39% of the Company’s net revenue during the three months and nine months ended September 30, 2016. Two customers accounted for an aggregate of 45% and 39% of the Company’s net revenue during the three months and nine months ended September 30, 2015, respectively.

Two suppliers accounted for approximately 27% and 33% of the Company’s purchases during the three months and nine months ended September 30, 2016, respectively. Two suppliers accounted for an aggregate of 44% and 38% of the Company’s purchases during the three months and nine months ended September 30, 2015, respectively.

(10)	Retained earnings - PRC

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2016 and December 31, 2015, the Company’s statutory reserve fund was approximately $2,638,000 and $2,126,000, respectively.

(11)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the nine months ended September 30, 2016 and 2015, the Company made aggregate borrowings from Ms. Cheng Weihong of $484,919 and $599,120, respectively, and made repayments of $0 and $455,373 to Ms. Cheng Weihong. As of September 30, 2016 and December 31, 2015, the outstanding balances due to Ms. Cheng Weihong were $1,265,476 and $722,028, respectively.

The Company’s former shareholder, Sino Peace Limited (“Sino Peace”), paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,037,104 and $2,093,182 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. In January 2015, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George. The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally nonbinding at this time.

The balances as discussed above as of September 30, 2016 and December 31, 2015 are interest-free, unsecured and have no fixed term of repayment. During the three months and nine months ended September 30, 2016 and 2015, there was no imputed interest charged in relation to these balances.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

(12)	Segment Information

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the continuing operations of the Company’s operating segments:

Three Months Ended September 30, 2016

	Sales of Automobiles	Financing Services	Other Services	Corporate	Total
Net revenue	$95,261,933	$1,028,259	$3,430	$-	$96,293,622
Cost of revenue	95,132,071	539,650	-	-	95,671,721

Operating expenses
Selling and marketing	76,659	76,658	9,019	18,035	180,371
General and administrative	32,247	32,246	4,607	391,564	460,664
Total operating expenses	108,906	108,904	13,626	409,599	641,035
Income (loss) from continuing operations	$20,956	$379,705	$(10,196)	$(409,599)	$(19,134)
Depreciation and Amortization	$7,804	$7,804	$2,745	$4,458	$22,811

Three Months Ended September 30, 2015

	Sales of Automobiles	Financing Services	Other Services	Corporate	Total
Net revenue	$148,614,443	$1,541,186	$15,239	$-	$150,170,868
Cost of revenue	148,183,172	946,254	-	-	149,129,426

Operating expenses
Selling and marketing	92,974	92,973	23,243	-	209,190
General and administrative	46,997	46,999	46,999	234,997	375,992
Total operating expenses	139,971	139,972	70,242	234,997	585,182
Income (loss) from continuing operations	$291,300	$454,960	$(55,003)	$(234,997)	$456,260
Depreciation and Amortization	$34,021	$1,544	$1,785	$882	$38,232

Nine Months Ended September 30, 2016

	Sales of Automobiles	Financing Services	Other Services	Corporate	Total

Net revenue	$323,872,354	$3,276,141	$28,530	$-	$327,177,025
Cost of revenue	323,187,016	1,771,252	-	-	324,958,268

Operating expenses
Selling and marketing	226,390	226,387	26,634	53,265	532,676
General and administrative	162,376	162,373	23,197	1,026,394	1,374,340
Total operating expenses	388,766	388,760	49,831	1,079,659	1,907,016
Income (loss) from continuing operations	$296,572	$1,116,129	$(21,301)	$(1,079,659)	$311,741
Depreciation and Amortization	$23,701	$17,154	$7,876	$9,801	$58,532

Nine Months Ended September 30, 2015

	Sales of Automobiles	Financing Services	Other Services	Corporate	Total

Net revenue	$326,924,561	$4,235,307	$49,575	$-	$331,209,443
Cost of revenue	326,118,391	2,735,387	-	-	331,209,443

Operating expenses
Selling and marketing	253,654	253,653	63,412	-	570,719
General and administrative	145,987	145,993	145,994	729,973	1,167,947
Total operating expenses	399,641	399,646	209,406	729,973	1,738,666
Income (loss) from continuing operations	$406,529	$1,100,274	$(159,831)	$(729,973)	$616,999
Depreciation and Amortization	$108,367	$9,311	$8,965	$5,320	$131,963

Following are total assets by segment:

Total Assets

	Sales of Automobiles	Financing Services	Other Services	Corporate	Assets of Discontinued Operations	Total

As of September 30, 2016	$105,942,754	$53,733,706	$43,450	$124,495	$-	$159,844,405
As of December 31, 2015	$133,938,214	$91,735,299	$39,790	$754,241	$61,755,609	$288,223,153

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

We evaluate the collectibility of outstanding receivables at the end of each of the reporting periods and make estimates for potential credit losses. During the year ended December 31, 2015, we experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. We took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of September 30, 2016 and December 31, 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $2,931,307 and $3,081,331, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles, which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of September 30, 2016 and December 31, 2015, there was no reserve for obsolescence.

Income Taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2016 and December 31, 2015, the deferred tax liabilities amounted to $0 and $9,495,559, respectively.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $20.3 million as of September 30, 2016. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2016 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2016, there are no penalties or interest related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.

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

Results of Continuing Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations for our continuing operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended September 30, 2016	% of net revenue	Three Months Ended September 30, 2015	% of net revenue	Change in %
Net revenue	$96,293,622	100.00%	$150,170,868	100.00%	(35.88)%
Cost of revenue	95,671,721	99.35%	149,129,426	99.31%	(35.85)%
Gross profit	621,901	0.65%	1,041,442	0.69%	(40.28)%
Operating expenses	641,035	0.67%	585,182	0.39%	9.54%
(Loss) income from continuing operations	(19,134)	(0.02)%	456,260	0.30%	(104.19)%
Other expenses	(180,901)	(0.19)%	(732,069)	(0.49)%	(75.29)%
Loss from continuing operations before income taxes and noncontrolling interests	(200,035)	(0.21)%	(275,809)	(0.18)%	(27.47)%
Net loss from continuing operations	(200,035)	(0.21)%	(354,159)	(0.24)%	(43.52)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	(200,000)	(0.21)%	(354,036)	(0.24)%	(43.51)%

For the three months ended September 30, 2016, our net revenue decreased 35.88% to $96,293,622 from $150,170,888 for the same period in 2015, and our cost of revenue decreased 35.85% to $95,671,721 from $149,129,426 for the same period in 2015. As compared to the same period in 2015, our gross profit, income from continuing operations, net loss from continuing operations and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2016 decreased 40.28% to $621,901, decreased 104.19% to a loss of $(19,134), decreased 43.52% to $(200,035), and decreased 43.51% to $(200,000), respectively, due primarily to a decrease in the sales of automobiles’ gross margin, the decrease in fee income from financing services and increases in general and administrative expense which was partially offset by a decrease in interest expense.

Net Revenue

The following table sets forth a summary of our net revenue by continuing segment for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30, 2016	% of net revenue	Three Months Ended September 30, 2015	% of net revenue	Change in %
Net revenue	$96,293,622	100.00%	$150,170,868	100.00%	(35.88)%
- Sales of Automobiles	95,261,933	98.93%	148,614,443	98.96%	(35.90)%
- Financing Services	1,028,259	1.07%	1,541,186	1.03%	(33.28)%
- Other Services	3,430	0.00%	15,239	0.01%	(77.49)%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 35.9% to $95,261,933 for the three months ended September 30, 2016 from $148,614,443 for the same period in 2015. During the three months ended September 30, 2016 and 2015, the Company sold 902 automobiles and 1,418 automobiles, respectively, representing a decrease of approximately 36% in volume. The average unit selling price per automobile increased to $106,000 for the three months ended September 30, 2016 from $105,000 for the same period in 2015. Our gross margin dropped to 0.14% during the three months ended September 30, 2016 compared to 0.29% during the same period in 2015. During the three months ended September 30, 2016, we incurred losses on sales of certain high end automobiles which negatively impacted our overall gross profit percentage. Our sales increased rapidly during the second half of 2015 and this trend continued during the first quarter of 2016. While our sales for the three months ended September 30, 2016 remained fairly strong, our year over year numbers were substantially lower because of the exceptional results during the same period of 2015. During the three months ended September 30, 2015, we believe the strong demands for our automobiles occurred because our customers anticipated increased prices and therefore increased their orders.

In early August 2015, China’s official currency Renmenbi (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2015, the RMB devaluated over 5.5% against the U.S. dollar. During the nine months ended September 30, 2016, RMB declined about 4.6% against the U.S. dollar. Many observers and economists expect the RMB’s devaluation pace to be substantially slower in the coming months, but further downward pressure on the currency remains in the short term. The Company started to see automobile sales decline substantially in the second quarter of 2016 after strong sales in the first quarter of 2016. In conjunction with the belief that the RMB’s devaluation pace will slow, we expect automobile sales will stabilize in the remainder of 2016. We nevertheless believe upward movement in overall market demand is possible and, given implementation of the new “Parallel Imported Vehicles” scheme, a re-allocation of the market share between China’s traditional "4S" authorized dealers and auto resellers like us. These possibilities may result from such things as changes in consumer preference with respect to luxury automobiles and the frequency with which consumers purchase them. The extent to which these changes may impact our business cannot be reasonably determined at this time.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of September 30, 2016, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement the “Parallel Imported Vehicles” scheme.

While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in the very competitive market in order to maintain or expand our market share and maintain our market leader status. During the three months ended September 30, 2016 and 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 77% and 74%, respectively, of total sales.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 44% and 46% of the Company’s sales during the three months ended September 30, 2016 and 2015, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services decreased 33.28% to $1,028,259 for the three months ended September 30, 2016 from $1,541,186 for the three months ended September 30, 2015. The Company had an aggregate amount of credit lines of approximately $130 million (RMB870 million) as of September 30, 2016 and $170 million (RMB1.08 billion) as of September 30, 2015. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. Excluding revenue from the interest income portion of $539,650 and $946,254 in the three months ended September 30, 2016 and 2015, respectively, the revenue from the fee income portion of our Financing Services decreased 17.87% to $488,609 for the three months ended September 30, 2016 from $594,932 for three months ended September 30, 2015. The gross margin for our Financing Services segment increased to 47.52% for the months ended September 30, 2016 from 38.6% for the three months ended September 30, 2015. The increase in gross margin was primarily due to lower interest expense incurred during the three months ended September 30, 2016 compared to the same period in 2015.

Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. In the beginning of 2014, we had limited funds available for this financing service because our available cash was not as sufficient due to significant losses incurred during the past two years which were primarily attributable to the operations of Zhonghe and Car King Tianjin. On June 1, 2016, the Company sold 100% equity interest in Zhonghe. After the sale of Zhonghe, our working capital significantly improved. However we have been experiencing increased competitions in the financing service industry as there are more competitors offering similar products as we do in the market. We expect growth potential be limited in the financial services. As a result, we have been allocating more of our working capital to the Sales of Automobiles segment in an effort to continue increasing the sales volume and maintaining our leadership position. We will seek to continue better managing the use of our cash flow in order to generate additional fee income in the future.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, Pudong Development Bank, China Zheshang Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of September 30, 2016 and 2015, we had approximately $83 million and $104 million, respectively, lines of credit available to use in our Financing Services. As of November 11, 2016, the Company had aggregate credit lines of approximately $130 million (RMB 870 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Other Services

Other services include revenue generated from Web-based Advertising. We have revised our business plan and moved away from Web-based Advertising Services and Automobile Value Added Services to focus on Automobile Sales and Financing Services and any potential business opportunities. We expect that the revenue generated from this segment will continue to be low compared to other segments. Our Web-based Advertising Services revenue decreased 77.49% to $3,430 for the three months ended September 30, 2016 from $15,239 for the same period of 2015. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Three Months Ended September 30, 2016	% of net revenue	Three Months Ended September 30, 2015	% of net revenue	Change in %
Net revenue	$96,293,622	100.00%	$150,170,868	100.00%	(35.88)%
Cost of revenue	$95,671,721	99.35%	$149,129,426	99.31%	(35.85)%
Gross profit	$621,901	0.65%	$1,041,442	0.69%	(40.28)%

Our cost of revenue in the three months ended September 30, 2016 consisted primarily of the cost of automobiles purchased and certain direct labor for our the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue decreased 35.85% to $95,671,721 for the three months ended September 30, 2016 from $149,129,426 for the three months ended September 30, 2015. The Sales of automobiles accounted for 98.93% of our total revenue for the three months ended September 30, 2016 as compared to 98.96% for the three months ended September 30, 2015.

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

Gross profit decreased 40.28% to $621,901 in the three months ended September 30, 2016 from $1,041,442 in the three months ended September 30, 2015, primarily due to lower gross margin in the sales of automobiles as a result of losses on sales of certain high end automobiles and a decrease in the fee revenue of the financing service.

Operating Expenses

	Three Months Ended September 30, 2016	% of total	Three Months Ended September 30, 2015	% of total	Change in %
Operating Expenses
- Selling and Marketing	$180,371	28.14%	$209,190	35.75%	(13.78)%
- General and Administrative	460,664	71.86%	375,992	64.25%	22.52%
Total	$641,035	100.00%	$585,182	100.00%	9.54%

During the three months ended September 30, 2016, our total operating expenses increased 9.54% to $641,035 from $585,182 for the same period in 2015. This increase was primarily a result of a 22.52% increase in general and administrative expenses to $460,664 for the three months ended September 30, 2016 from $375,992 for the same period in 2015.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30,		Change in
	2016	2015	%
Primary selling and marketing expenses
- Payroll	$42,217	$48,030	(12.10)%
- Staff-related costs	24,217	43,798	(44.71)%
- Advertising and promotion	3,582	1,864	92.17%
- Entertainment	16,831	26,663	(36.88)%

Payroll expenses decreased 12.1% during the three months ended September 30, 2016 compared to the same period in 2015. Staff-related costs decreased 44.71% during the three months ended September 30, 2016 primarily due to the decrease in the overall benefits per employee compared to the same period in 2015. Advertising and promotion increased 92.17% to $3,582 during the three months ended September 30, 2016 from $1,864 during the same period in 2015 as we incur advertising and promotion expenses from to time in our normal business operations. Entertainment expenses decreased by 36.88% for the three months ended September 30, 2016 compared to the same period in 2015. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30,		Change in
	2016	2015	%
Primary general and administrative expenses
- Payroll	$57,780	$65,933	(12.37)%
- Staff- related costs	24,230	11,438	111.84%
- Entertainment	61,074	16,755	264.51%
- Depreciation	22,811	11,053	106.38%
- Rent	59,970	16,329	267.26%
- Legal and professional fees	138,621	102,254	35.57%

Payroll expenses decreased 12.37% during the three months ended September 30, 2016 primarily due to the decrease in the number of administration employees to reduce our cost. Staff-related costs increased 111.84% during the three months ended September 30, 2016, primarily due to the increase in the overall benefits. Entertainment increased 264.51% during the three months ended September 30, 2016 as the management incurred more expenses for business meetings compared to the same period of 2015. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses increased 106.38% primarily due to the depreciation on leasehold improvements for the additional office space during the three months ended September 30, 2016 compared to the same period of 2015. Rent expense increased 267.26% during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to the new lease signed for additional office space in April 2016, which is used to substitute for the office space previously used at the Airport International Automall. Legal and professional fees increased 35.57% for the three months ended September 30, 2016 primarily due to more professional services being performed in the three months ended September 30, 2016 compared to the same period in 2015. We expect the amount of professional fees for the year of 2016 to be comparable to that for the year of 2015.

Income (loss) from Continuing Operations

Income (loss) from continuing operations decreased 104.19% for the three months ended September 30, 2016 to a loss of $(19,134) from $456,260 in the same period in 2015. The decrease in income from continuing operations was primarily due to the decrease in the gross margin of the sales of automobiles business and the decrease in the fee income from the financing services. In addition, we incurred more rent and depreciation expense related to the leasehold improvements for the additional office space.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain (loss) on disposal of property and equipment.

The Company’s interest income is generated by interest earned through bank deposits. Interest income decreased 81.14% to $18,811 during the three months ended September 30, 2016 compared to $99,754 during the same period in 2015 because of a lower average prevailing interest rate during the three months ended September 30, 2016.

Interest expense was $202,803 during the three months ended September 30, 2016 compared to $622,156 during the same period in 2015. The decrease of $419,353 or 67.4% was primarily due to lower average borrowing rates and lower bank borrowing balances during the three months ended September 30, 2016 compared to the same period of 2015. After the disposal of Zhonghe, the Company had lower working capital requirements to finance the Zhonghe acquisition payments. As a result, the Company incurred less interest expense due to reduced bank borrowings during the three months ended September 30, 2016.

Loss on sale of equity interest in subsidiary in the amount of approximately $210,000 was incurred related to the sale of 98% interest in Zhengji on September 23, 2015. The Company sold its equity interest in Zhengji to Mr. Wu Xiang Yang, an unrelated party, at a price of approximately $3 million (net of cash of approximately $7,000 at Zhengji and amount due to Zhengji of approximately $5.2 million). Zhengji’s assets consisted of automobile inventories of approximately $3.4 million, other assets of approximately $12,000 and other current liabilities of approximately $2,000 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of approximately $210,000 after consideration of the non controlling interest of approximately $170,000 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

Results of Continuing Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth certain information relating to our results of continuing operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended September 30, 2016	% of net revenue	Nine Months Ended September 30, 2015	% of net revenue	Change in %
Net revenue	$327,177,025	100.00%	$331,209,443	100.00%	(1.22)%
Cost of revenue	324,958,268	99.32%	328,853,778	99.29%	(1.18)%
Gross profit	2,218,757	0.68%	2,355,665	0.71%	(5.81)%
Operating expenses	1,907,016	0.58%	1,738,666	0.52%	9.68%
Income from continuing operations	311,741	0.10%	616,999	0.19%	(49.47)%
Other expenses	(1,089,308)	(0.33)%	(2,054,026)	(0.62)%	(46.97)%
Loss from continuing operations before income taxes and noncontrolling interests	(777,567)	(0.24)%	(1,437,027)	(0.43)%	(45.89)%
Net loss from continuing operations	(865,304)	(0.26)%	(1,623,049)	(0.49)%	(46.69)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(865,397)	(0.26)%	$(1,621,949)	(0.49)%	(46.64)%

For the nine months ended September 30, 2016, our net revenue decreased 1.22% to $327,177,025 from $331,209,443 for the same period in 2015, and our cost of revenue decreased 1.18% to $324,958,268 from $328,853,778 for the same period in 2015. As compared to the same period in 2015, our gross profit, income from continuing operations, net loss from continuing operations and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2016 decreased 5.81% to $2,218,757, decreased 49.47% to $311,741, decreased 46.69% to $(865,304), and decreased 46.64% to $(865,397), respectively, due primarily to the decrease in interest expense which was partially offset by the decreases in revenue of our Sales of Automobiles.

Net Revenue

The following table sets forth a summary of our net revenue by continuing segment for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30, 2016	% of net revenue	Nine Months Ended September 30, 2015	% of net revenue	Change in %
Net revenue	$327,177,025	100.00%	$331,209,443	100.00%	(1.22)%
- Sales of Automobiles	323,872,354	98.99%	326,924,561	98.71%	(0.93)%
- Financing Services	3,276,141	1.00%	4,235,307	1.28%	(22.65)%
- Other Services	28,530	0.01%	49,575	0.01%	(42.45)%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 0.93% to $323,872,354 for the nine months ended September 30, 2016 from $326,924,561 for the same period in 2015. During the nine months ended September 30, 2016 and 2015, the Company sold 3,111 automobiles and 3,060 automobiles, respectively, representing an increase of approximately 2% in volume. The average unit selling price per automobile decreased to $104,000 for the nine months ended September 30, 2016 from $107,000 for the same period in 2015. Our gross margin decreased to 0.21% during the nine months ended September 30, 2016 compared to 0.25% during the same period in 2015.

While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in the very competitive market in order to maintain or expand our market share and maintain our market leader status. During the nine months ended September 30, 2016 and 2015, sales for our top three selling brands, Land Rover, Mercedes Benz and Toyota accounted for 76% and 74%, respectively.

Sales to the Company’s top three customers, each of which are car dealers, accounted for 40% and 41% of the Company’s sales during the nine months ended September 30, 2016 and 2015, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers by actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services decreased 22.65% to $3,276,141 for the nine months ended September 30, 2016 from $4,235,307 for the nine months ended September 30, 2015. Our Financing Services revenue consists of two portions: interest income and fee income. Excluding revenue from the interest income portion of $1,771,252 and $2,572,409 in the nine months ended September 30, 2016 and 2015, respectively, the revenue from the fee income portion of our Financing Services decreased 9.5% to $1,504,889 for the nine months ended September 30, 2016 from $1,662,898for nine months ended September 30, 2015. The gross margin for our Financing Services segment increased to 45.93% for the nine months ended September 30, 2016 from 35.41% for the nine months ended September 30, 2015. The increase in gross margin was primarily due to lower interest expense incurred during the nine months ended September 30, 2016 compared to the same period of 2015. In addition, we were charged a maintenance fee during the nine months ended September 30, 2015 on our line of credit with Agricultural Bank of China in the amount of $163,000, which was not charged during the nine months ended September 30, 2016.

Other Services

Other services include revenue generated from Web-based Advertising. We have revised our business plan and moved away from Web-based Advertising Services and Automobile Value Added Services to focus on Automobile Sales and Financing Services and any potential business opportunities. We expect that the revenue generated from this segment will continue to be low compared to other segments. Our Web-based Advertising Services revenue decreased 42.45% to $28,530 for the nine months ended September 30, 2016 from $49,575 for the same period of 2015. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Nine Months Ended September 30, 2016	% of net revenue	Nine Months Ended September 30, 2015	% of net revenue	Change in %
Net revenue	$327,177,025	100.00%	$331,209,443	100.00%	(1.22)%
Cost of revenue	$324,958,268	99.32%	$328,853,778	99.29%	(1.18)%
Gross profit	$2,218,757	0.68%	$2,355,665	0.71%	(5.81)%

Our cost of revenue in the nine months ended September 30, 2016 consisted primarily of the cost of automobiles purchased and certain direct labor for our the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue decreased 1.18% to $324,958,268 for the nine months ended September 30, 2016 from $328,853,778 for the nine months ended September 30, 2015. The sales of automobiles accounted for 98.99% of our total revenue for the nine months ended September 30, 2016 as compared to 98.71% for the nine months ended September 30, 2015.

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

Gross profit decreased 5.81% to $2,218,757 in the nine months ended September 30, 2016 from $2,355,665 in the nine months ended September 30, 2015, primarily due to lower gross margin in the sales of automobiles as a result of losses on sales of certain high end automobiles and a decrease in the fee revenue of the financing service.

Operating Expenses

	Nine Months Ended September 30, 2016	% of total	Nine Months Ended September 30, 2015	% of total	Change in %
Operating Expenses
- Selling and Marketing	$532,676	27.93%	$570,719	32.83%	(6.67)%
- General and Administrative	1,374,340	72.07%	1,167,947	67.17%	17.67%
Total	$1,907,016	100.00%	$1,738,666	100.00%	9.68%

During the nine months ended September 30, 2016, our total operating expenses increased 9.68% to $1,907,016 from $1,738,666 for the same period in 2015. This increase was primarily a result of a 17.67% increase in general and administrative expenses to $1,374,340 for the nine months ended September 30, 2016 from $1,167,947 for the same period in 2015.

The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30,		Change in
	2016	2015	%
Primary selling and marketing expenses
- Payroll	$135,394	$146,996	(7.89)%
- Staff-related costs	80,707	109,639	(26.39)%
- Advertising and promotion	10,590	7,745	36.73%
- Entertainment	76,743	51,664	48.54%

Payroll expenses decreased 7.89% during the nine months ended September 30, 2016 compared to the same period of 2015. Staff-related costs decreased 26.39% during the nine months ended September 30, 2016 primarily due to the decrease in the overall benefits per employee compared to the same period in 2015. Advertising and promotion increased 36.73% to $10,590 during the nine months ended September 30, 2016 from $7,745 during the same period in 2015 as we incur advertising and promotion expenses from to time in our normal business operations. Entertainment expenses increased by 48.54 for the nine months ended September 30, 2016 compared to the same period in 2015. Entertainment expenses fluctuate from time to time depending on the needs of our sales department personnel.

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30,		Change in
	2016	2015	%
Primary general and administrative expenses
- Payroll	$171,725	$203,542	(15.63)%
- Staff - related costs	60,823	40,477	50.27%
- Entertainment	142,499	97,332	46.41%
- Depreciation	45,302	49,164	(7.86)%
- Rent	121,751	49,621	145.36%
- Legal and professional fees	525,487	505,196	4.02%

Payroll expenses decreased 15.63% during the nine months ended September 30, 2016 primarily due to the decrease in the number of administration employees to reduce our cost. Staff-related costs increased 50.27% during the nine months ended September 30, 2016, primarily due to the increase in the overall benefits, compared to the same period in 2015. Entertainment increased 46.41% during the nine months ended September 30, 2016 as the management incurred more expenses for business meetings compared to the same period of 2015. Entertainment expenses fluctuate from time to time depending on the needs of our management personnel. Depreciation expenses decreased 7.86% primarily due to certain equipment has been fully depreciated during the nine months ended September 30, 2016 compared to the same period of 2015. Such decrease was partially offset by the increase in depreciation on the leasehold improvements related to the additional office space acquired during the nine months ended September 30, 2016. Rent expense increased 145.36% during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the new lease signed for additional office space in April 2016, which is used to substitute for the office space previously used at the Airport International Automall. Legal and professional fees increased 4.02% for the nine months ended September 30, 2016 primarily due to a slight increase in the professional service performed during the nine months ended September 30, 2016 compared to the same period in 2015. We expect the amount of professional fees for the year of 2016 to be comparable to that for the year of 2015.

Income from Continuing Operations

Income from continuing operations decreased 49.74% for the nine months ended September 30, 2016 to $311,741 from $616,999 in the same period in 2015. The decrease in income from continuing operations was primarily due to the decrease in overall gross profit from the sales of automobiles.

Other Income and Expenses

Other income and expenses consist primarily of interest income, interest expense, gain (loss) on disposal of property and equipment.

The Company’s interest income is generated by interest earned through bank deposits.

Interest income increased 8.94% to $233,274 during the nine months ended September 30, 2016 compared to $214,122 during the same period of 2015 primarily due to the increase in average restricted cash balances which earned interest at fixed deposit rates that were partially offset by the lower average prevailing interest rates.

Interest expense was $1,331,835 during the nine months ended September 30, 2016 compared to $2,050,389 during the same period in 2015. The decrease of $718,554 or 35.04% was primarily due to lower average borrowing rates and lower bank borrowing balances since the disposal of Zhonghe on June 1, 2016 compared to the same period in 2015. After the disposal of Zhonghe, the Company had less working capital requirements to finance the Zhonghe acquisition payments. As a result, we incurred less interest expense due to reduced bank borrowings during the nine months ended September 30, 2016.

The Company recognized a gain in disposal of property and equipment in the amount of $2,707 during the nine months ended September 30, 2016. During the same period in 2015, we incurred $8,254 loss on disposal of property and equipment.

Loss on sale of equity interest in subsidiary in the amount of approximately $210,000 was incurred related to the sale of 98% interest in Zhengji on September 23, 2015. The Company sold its equity interest in Zhengji to Mr. Wu Xiang Yang, an unrelated party, at a price of approximately $3 million (net of cash of approximately $7,000 at Zhengji and amount due to Zhengji of approximately $5.2 million). Zhengji’s assets consisted of automobile inventories of approximately $3.4 million, other assets of approximately $12,000 and other current liabilities of approximately $2,000 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of approximately $210,000 after consideration of the non controlling interest of approximately $170,000 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

Inflation

We believe that inflation has had a negligible effect on operations for the three months and nine month period ended September 30, 2016. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

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

Excluding the gain from the disposal of Zhonghe, income (loss) from discontinued operations amounted to $0 and $1,602,916 during the three months ended September 30, 2016 and 2015, respectively, and $(1,910,641) and $(2,040,975) during the nine months ended September 30, 2016 and 2015, respectively. The loss from discontinued operations was primarily attributable to the depreciation expense on the airport automall property and interest expense related to the payable related to the Zhonghe acquisition and short term borrowings to finance the prior acquisition payments.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(52,694,784)	$(6,424,832)
Net cash provided by investing activities	21,416,930	3,037,260
Net cash provided by financing activities	25,675,132	2,231,452
Effect on exchange rate change on cash	(126,192)	(199,829)
Cash and cash equivalents at beginning of period	7,119,686	7,793,952
Cash and cash equivalents at end of period	1,390,772	6,438,003

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2016. There can be no assurance that the Company’s continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The accompanying interim condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates the Company’s continuation as a going concern. The Company’s net loss from continuing operations attributable to shareholders was $200,000 and $354,036 for the three months ended September 30, 2016 and 2015, respectively, and $865,397 and $1,621,949 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company has an accumulated a deficit of $3,421,910 and net cash used in operating activities from continuing operations of $51,395,675 during the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe to Huitong for approximately $62.8 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acquisition of approximately $36.8 million to Huitong. We received a net cash proceeds of approximately $21.9 million (net of payable to Zhonghe of approximately $4.1 million). The Company expects to use the cash proceeds from the sale for working capital.

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

Operating Activities

During the nine months ended September 30, 2016, we had net cash used in operating activities of $52,694,784 (including net cash used in operating activities of $1,299,109 from discontinued operations) as compared to net cash used in operating activities of $6,424,832 (including net of net cash used in operating activities of $640,931) from discontinued operations) during the same period of 2015. Net cash used in operating activities during the nine months ended September 30, 2016 primarily consisted of an increase in restricted cash of $35,507,788 due to an increase in notes payable to suppliers, which required maintaining certain levels of restricted cash, and an increase in advances to suppliers of $54,723,792 as we continue to be positive about China’s luxury automobile sales market, which was partially offset by an increase in notes payable to suppliers of $36,344,159.

During the nine months ended September 30, 2015, net cash used in operating activities primarily consisted of a net loss of $3,664,024, an increase in restricted cash due to larger balance of restricted cash required for notes payable of $29,328,731, an increase in advances to suppliers of $42,899,839 due to the building up of our inventory orders in order to increase our inventory selections for our customers and certain purchase orders being subsequently canceled as a result of our change of assessment in the market demands. The net amount of cash used in operating activities was partially offset by an increase in notes payable to suppliers of $36,809,837, and an increase in customer deposits of $13,588,419 due to increased advanced payments from our customers for future sales.

Investing Activities

We received net proceeds of $21,750,802 from the sale of Zhonghe during the nine months ended September 30, 2016. We received cash proceeds of $8,563 and $9,275 related to the disposal of an automobile used by the Company during the nine months ended September 30, 2016 and 2015, respectively. We paid $342,435 and $2,318 to purchase property and equipment during the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $25,675,132 as compared to net cash provided by financing activities of $2,231,452 during the same period in 2015. The net cash provided by financing activities during the nine months ended September 30, 2016 and 2015 included mainly net proceeds of $27,308,187 and $2,178,927, respectively, on short-term loans from banks. Bank overdraft decreased $2,117,974 during the nine months ended September 30, 2016 and $91,222 during the same period in 2015. In addition, during the nine months ended September 30, 2016 and 2015, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $484,919 and $599,120, respectively, and repaid $0 and $455,373, respectively.

Our total cash and cash equivalents decreased to $1,390,772 as of September 30, 2016, as compared to $6,438,003 as of September 30, 2015.

Working Capital

As of September 30, 2016, the Company had working capital of $24,568,418 compared to working capital deficit of ($30,801,730) as of December 31, 2015.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing services operation, lines of credit related to financing services and short-term borrowings. As of September 30, 2016, the increase of working capital was primarily attributable to net cash received of approximately $21.9 million and the relief of the payable related to the Zhonghe acquisition of approximately $36.8 million.

The Company has aggregate outstanding balance of lines of credit related to financing services of $47,161,036 and $73,004,179 as of September 30, 2016 and December 31, 2015, respectively, and outstanding balances of short-term borrowings of $13,494,508 and $67,290,734 as of September 30, 2016 and December 31, 2015, respectively. In addition, we had a bank overdraft with a balance of $0 and $2,131,009 as of September 30, 2016 and December 31, 2015, respectively.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Indebtedness

We have entered into several banking facilities with Agricultural Bank of China, PuDong Development Bank, China ZheShang Bank, and Shengjing Bank. As of September 30, 2016 and December 31, 2015, the Company had aggregate credit lines of approximately $130 million (RMB870 million) and $166 million (RMB1.08 billion), respectively, and had outstanding balances under these credit lines amounted to approximately $47 million and $73 million, respectively. As of November 11, 2016, the Company had aggregate credit lines of approximately $130 million (RMB870 million) with its banks.

As of September 30, 2016 and December 31, 2015, we had an aggregate outstanding loan balance of $13,494,508 and $67,290,734, respectively, related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank. These loans carried interest at rates ranging from 4.35% to 5.66% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $0 and $2,131,009 with Pudong Development Bank as of September 30, 2016 and December 31, 2015, respectively.

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

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended September 30, 2016.

Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Office Tenancy Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.2*	Office Management Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

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

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date: November 14, 2016

Exhibit Number	Exhibit Description
3.1 (1)	Amended Articles of Incorporation of the Company
3.2 (2)	Amended and Restated Bylaws of the Company
10.1*	Office Tenancy Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.2*	Office Management Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.INS**	XBRL Instance Document.

* Filed herewith

** Furnished herewith

(1)       Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

(2)       Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.