Form 10-K
period 2016-12-31
China Auto Logistics Inc
filed 2017-03-28
CIK 1355042

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate malue of the registrant’s common stock held by non-affiliates of the registrant was $4,080,494 based on the closing price as reported on the NASDAQ Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2017
Common Stock, $0.001 par value per share	4,034,394 shares

PART I

ITEM 1.	BUSINESS.

General

China Auto Logistics Inc. (the “Company”) and its subsidiaries’ principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, and (iii) other services including automobile information websites and advertising services, and logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services. Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”) provides financing services (“Financing Services”) while our other majority owned subsidiaries Tianjin Hengjia Port Logistics Corp. (“Hengjia”) and Tianjin Ganghui Information Technology Corp. (« Ganghui”) provide other services (“Other Services”) such as (i) web-based advertising services through two websites, (ii) nationwide delivery services, and (iii) customs clearance. The nationwide delivery services provide information on discounted automobile services to imported automobile distributors, and agents and individual customers located in China. We are currently the only one-stop service provider in Tianjin for Financing Services and Other Services and our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

The two websites, (a) www.at160.com (formerly www.1365car.com), which focuses on domestically manufactured automobiles in Tianjin and (b) www.at188.com, which focuses on imported automobiles, provide subscribers (both industry subscribers and individual subscribers) with up to date sales and trading information for imported and domestically manufactured automobiles and information about automobiles and auto-related products and services. We charge a membership fee for certain exclusive premium information to automobile dealers and agents in Tianjin.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” or the “Company” are to the consolidated business of the Company, Shisheng, Hengjia, and Ganghui, except such terms, when used with reference to the audited consolidated financial statements and related notes contained elsewhere in this report or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section, are to the consolidated business of Shisheng, Hengjia, and Ganghui,.

History and Organizational Structure

China Auto Logistics Inc. was incorporated on February 22, 2005 in the State of Nevada.

On November 10, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Auspicious International Limited, a Hong Kong company (“HKCo”) and Bright Praise Enterprises Limited, a British Virgin Islands company and the sole shareholder of HKCo, pursuant to which the Company acquired all of the issued and outstanding capital stock of HKCo, from Bright Praise Enterprises Limited in exchange for approximately 64.64% of the Company’s issued and outstanding common stock (the “Exchange”). As a result of the Exchange, HKCo became the Company’s wholly owned subsidiary. The Company’s primary business operations became those of HKCo.

On October 17, 2007, Ever Auspicious International Limited, a Hong Kong company (“HKCo”) was incorporated in Hong Kong to act as a holding company for Shisheng. On November 1, 2007, HKCo entered into a Share Exchange Agreement with Cheng Weihong, Xia Qiming, and Qian Yuxi (collectively, the “Sellers”), pursuant to which the Sellers transferred their interest in Shisheng to HKCo for an aggregate purchase price of $12,067,254 (RMB95,000,000). As a result of this transaction, HKCo owns all of the capital stock of Shisheng.

In September 1995, Shisheng was founded by Mr. Tong Shiping and his family as a private company under the name “Tianjin Tariff-Free Zone Shisheng Property Management Corp.”, which was subsequently renamed as Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. Its core business was selling the domestically manufactured automobile model CHARADE, which had 10% of the automobile market share in China between 1995 and 2000. With the increased popularity of imported cars and the maturation of the internet, Shisheng switched its core business to the sale of imported automobiles. Shisheng owns 98% of Tianjin Ganghui Information Technology Corp., which is currently inactive, and 98% of Tianjin Hengjia Port Logistics Corp., which provides web-based, real-time information on imported automobiles and automobile value added services to wholesalers and distributors in the imported vehicle sales and trading industry, such as customs clearance and arrangement for import good storage.

On September 23, 2015, the Company sold its 98% equity interest in Zhengji International Trading Corp. (“Zhengji”), which was owned by Shisheng and was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,048,483 (net of cash of $7,408 at Zhengji and amount due to Zhengji of $5,231,941). Zhengji’s assets consisted of automobile inventories of $3,422,658, other assets of $12,493 and other current liabilities of $2,329 on the disposal date resulting in a loss on sale of equity interest in subsidiary in the amount of $210,895 after consideration of the non controlling interest of $173,444 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement (“Equity Transfer Agreement”) with Wuxi Huitong Automobile Sales and Service Co., Ltd. (“Huitong”) to sell 100% of the equity of Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), our former wholly owned subsidiary acquired in November 2013, and (ii) a Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong (Tianjin) International Development Co., Ltd. (“Hezhong”) (the “Debt Transfer Agreement”). At the time, Zhonghe was the owner and operator of the Airport International Automall located in the Tianjin Airport Economic Area and the 40% owner of Car King Tianjin. Under the terms of the Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $61.7 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin. Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued.

As of December 31, 2016, the Company conducts its business through the following wholly owned and majority owned subsidiaries of the Company:

●	Ever Auspicious International Limited,

●	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

●	Tianjin Ganghui Information Technology Corp.

●	Tianjin Hengjia Port Logistics Corp.

Industry Overview

China’s auto industry growth has been driven by rising domestic demand stemming from rising incomes and expanding middle and upper-middle classes. For the middle and upper-middle classes, automobiles serve not only as modes of transportation but also as status symbols. As a result, imported automobiles, particularly luxury automobiles like Audi, Mercedes Benz, BMW, Lexus and Land Rover, are in high demand. The expansion of China’s roads and highway network, coupled with the expanding middle and upper-middle classes, are expected to lead to robust auto sales in the years to come.

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

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). So far, Shanghai and Beijing have implemented this “Parallel Imported Vehicles” scheme. There are three major advantages of the Parallel Imported Vehicles over the imported vehicles sold by the authorized automobiles dealers. First, there is a price advantage for Parallel Imported Vehicles as there are several layers of distributorships for vehicles sold through authorized dealers. Second, due to the process time needed to approve new models of imported vehicles, the Parallel Imported Vehicles scheme allows the new models of imported vehicles become available earlier than those sold through the authorized dealers. Third, the Parallel Imported Vehicles scheme allows the importers to import limited edition vehicles, which are generally unavailable from the authorized dealers and provided more selections of vehicles to the consumers. According to data issued by the China Association of Automobile Manufacturers (“CAAM”) on February 9, 2017, approximately 1.04 million automobiles were imported to China in 2016, a decline of 3.4% compared to 2015. Such decline was much smaller than the 2015 decline of 24.2% compared to 2014. In addition, according to the data published by CAAM, the number of imported automobiles sold through Parallel Imported Vehicles scheme totaled approximately 130,290 units, which represents 12.8% of total imported automobiles sold in 2016, an 16.3% increase from 2015. We expect the “Parallel Imported Vehicles” scheme will continue to create long term benefits for our business.

China experienced significant economic growth and overtook the US as the world’s largest automobile market. According to the article “2016 Chinese Automobile Sales ranked No. 1 in eight Consecutive Years” published by Xinhuanet.com, “Chinese automobile production and sales show accelerated growth and hit record high again in 2016. Automobile production and sales reached 28.1 million units and 28 million units, respectively, in 2016, a growth of 14.5% and 13.7%, respectively, compared to 2015.”

As of December 31, 2016, eight cities in China, including Beijing, Shanghai, Guangzhou, Guiyang, Shenzhen, Shijiazhuang, Tianjin and Hangzhou, are subject to restrictions on automobile purchases. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted.

Our Competitive Strengths

We are committed to keeping our competitive edge by constantly evaluating and responding to market demand and providing new products and services. Our goals are to establish successful and long-term partnerships with our customers, employees and suppliers and to provide high quality services and products. In particular, we believe the following strengths differentiate our business:

●	We are headquartered in Tianjin, which is the largest port city among the top 5 port cities in China for imported automobiles. Tianjin has a strong established presence in the imported automobile market in China, which provides us with first-hand knowledge of product information and developing industry trends.

●	We have a unique business model that combines Sales of Automobiles, Financing Services, and other automotive related services which enhances our ability to be a one-stop service provider for most of our customers’ needs with respect to imported automobiles and used automobiles in the PRC.

●	We are one of the leaders in the “parallel import automobiles” industry in Tianjin which allows us to maintain competitive advantages by offering substantially more automobile models for our customers to choose from and best available prices.

●	We have continued to grow and maintain a referral network with all major automobile distributors and agents in the PRC.

●	We maintain close relationships with many major commercial banks in the PRC, including the Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, and Shengjing Bank, which gives us a competitive advantage over our competitors in providing Financing Services. As of March 22, 2017, the Company had aggregate credit lines of $125 million (RMB870 million) with its banks.

●	Our key personnel each have more than fifteen years of Chinese automobile industry experience.

Our Growth Strategy

We intend to pursue the following key elements to our growth strategy:

●	Create New Services. We are looking into developing an internet based platform which matches the buyers and the sellers for various automobile related services. If successful, we expect this platform will change the way imported automobiles are sold and related services are provided in China.

●	Emphasize Service and Support. We will continue to build on our menu of established business offerings as a clear and viable alternative to price-only selling. We will also aim to expand our existing banking relationships and explore other cooperative relationships with major commercial banks to increase our lines of credit to provide additional Financing Services to our customers.

●	Build a Relationship-Oriented Business. We have a history of building long-term relationships with clients rather than focusing on single-transactions. To that end, we aim to capitalize on our existing client base by establishing a national automobile dealer network for faster information exchange and closer coordination. We will also continue to place an emphasis on obtaining authorized agent licenses with large international automobile manufacturers.

●	Build Brand Recognition. We will build brand name recognition through diverse marketing channels such as online advertising, public relations and trade-show participation.

Our Business Lines and Products

Sale of Automobiles

We conduct our sales operations of imported automobiles through Shisheng. We are a general agent and wholesaler authorized by the Chinese government to import vehicles into the PRC. We sell our vehicles to authorized dealers like Ford or Lexus, as they are not able to import all models directly, free traders or wholesalers located in inland China or non-port cities, and individual customers. We have the core competencies within our network to sell all makes and models of imported vehicles. Our sales network penetrates to agents and dealers in more than 100 cities. We have close working relationships with some of the largest automobile dealers in China.

Our revenues from the sale of imported automobiles and related activities were $581.2 million for fiscal year 2012 (98.30% of all revenues), $450.1 for the fiscal year 2013 (98.03%), $393.7 million for fiscal year 2014 (97.86% of all revenues), $440.7 million for fiscal year 2015 (98.74% of all revenues), and $462.7 million for fiscal 2016 (99.07% of all revenues) representing a 5% increase from the prior fiscal year.

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

Our Financing Services include letter of credit issuance services, purchase deposit financing, and import duty advance services. Our competitive advantage comes from relationships with major Chinese commercial banks, including China Merchants Bank, Agricultural Bank of China, PuDong Development Bank, China ZheShang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. As of March 22, 2017, the Company had aggregate credit lines of $125 million (RMB870 million) with its banks. We are currently negotiating a number of new credit lines with various banks and the Company is optimistic that it will be able to obtain financing on an as-needed basis that will be sufficient for us to provide Financing Services to our customers.

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

Our revenues from Financing Services were $7,085,357 for fiscal year 2012 (1.20% of total revenues), $6,893,985 for fiscal year 2013 (1.50% of total revenues), and $7,403,202 for fiscal year 2014 (1.84% of total revenues), $5,567,208 for fiscal year 2015 (1.25%), and $4,314,291 for fiscal year 2016 (0.92%), representing a decrease of 22.51% from the prior fiscal year.

Other Services

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

www.at188.com - Imported Automobiles Under the “Parallel Imported Vehicles” scheme

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

www.at160.com (formerly www.1365car.tj.cn) - Domestic and Imported Automobiles Through “4S” Shops

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

www.at160.com targets customers interested in purchasing vehicles, and it generates revenues from subscriptions and advertisements. Most domestic and imported automobile purchases are made from “4S” shops which offer sales, service, spare parts and survey.

Since 2012, due to our revised business plan focusing on imported automobiles and related services, we gradually moved away from promoting this website which provides information on the domestic automobile market. As a result, revenue generated from this website declined substantially starting in 2012, which decline has continued in 2016.

Our revenues from our websites were $819,344 for fiscal year 2012 (0.14% of all revenues), $471,277 for fiscal year 2013 (0.10% of all revenues), $242,250 for fiscal year 2014 (0.06% of all revenues), $48,755 for fiscal year 2015 (0.01% of all revenues) and $33,660 (0.01% of all revenues) representing a decrease of 31% from the prior fiscal year.

Other Services also include automobile value added services which generated no revenue during the years ended December 31, 2016 and 2015.

Discontinued Operations - Airport Auto Mall Automotive Services

On June 1, 2016, Shisheng entered into (i) Equity Transfer Agreement with Huitong to sell 100% of the equity of Zhonghe, and (ii) Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong. At the time, Zhonghe was the owner and operator of the Airport International Automall located in the Tianjin Airport Economic Area and the 40% owner of Car King Tianjin. Under the terms of the Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $61.7 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin. Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued.

Products Under Development

The further development of our websites may be an attractive means for us to develop our business due to the relatively low cost of operation, the global reach of the medium, and the security enhancements that have been and will be put in place. The business model could be expanded to combine Internet commerce and traditional sales. The success of the Internet business can help us build brand name recognition and awareness in the automobile sales and trading industry and increase our automobile sales volume. We continue to look into developing an internet based platform which matches the buyers and the sellers for various automobile related services. If successful, we expect this platform will change the way imported automobiles are sold and related services are provided in China.

We operate our domestic automobile website in the city of Tianjin. In response to the intensified competition in the online advertising markets in China and our revised plan of focusing our business on imported automobiles and related services, we continue to focus our website portals’ geographical coverage on the city of Tianjin.

In the coming years, we will continue our attempt to shift the business focus of the Company from a traditional automobile trader to a more diversified automotive service provider. Although we expect sales of imported automobile to continue to represent a considerable percentage of our revenues, we expect the percentage of our net profit generated from imported automobile sales to be low. While we intend to maintain our position as one of the leading imported automobile traders in Tianjin, we do not anticipate that revenues generated by automobile sales will maintain the same growth rate as in the past. We expect the percentage of our net profits generated from Financing Services will continue to be a significant contributor to our gross profit.

Major Suppliers and Customers

We have stable relationships with both Chinese domestic and foreign automobile manufacturers. We derive a significant portion of our revenues on an aggregate basis from our top five customers, and we make a significant portion of our purchases from our top five suppliers. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 42% and 34% of the Company’s net revenues during 2016 and 2015, respectively. Purchases from the Company’s top five suppliers accounted for 41% and 40% of the Company’s total net purchases during 2016 and 2015, respectively.

The following table sets out our major customers who individually accounted for over 10% of our total net sales for the years ended December 31, 2016 and 2015:

	As a Percentage of Our Total Net Revenues
	Fiscal Year Ended December 31,
	2016	2015
Tianjin Jing Dian Automobile Sales Information Ltd. Co.	23%	25%
Tianjin Binhai International Automall Ltd. Co.	15%	**

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases for the years ended December 31, 2016 and 2015:

	As a Percentage of Our Total Net Purchases
	Fiscal Year Ended December 31,
	2016	2015
Tianjin Shi Mao International International Trading Ltd. Co.,	16%	18%
Tianjin Ying Zhi Jie International Logistics Ltd. Co.,	12%	12%

** Accounted for less than 10% of our total net purchases.

Some of our clients are both our customers and suppliers. None of the activities transacted between the Company and clients who are both customers and suppliers involved any commitments between the parties to repurchase identical automobiles. We maintain close working relationships with our top customers and suppliers, although we also continue to diversify our customers and suppliers. We do not believe that the loss of any one major customer or supplier in and of itself would have a material adverse effect on our financial condition or results of operations. We have long-term relationship with our major suppliers. Even though we do not foresee any interruption in our relationship with our suppliers in the near future, we believe that there are other suppliers available to supply automobiles to us at reasonable terms if we lose any of our major suppliers. The major customers and suppliers stated above guarantee certain of our borrowings with the banks.

Intellectual Property

Our websites, www.at188.com and www.at160.com, have registered domain names expiring in November 2021 and July 2019, respectively. These registrations, together with registrations for other sub-websites of the Company, will be renewed in the ordinary course of our business. The geographic focus of our website portals continues to be the city of Tianjin.

Competition and Pricing

Tianjin is a major entry port in China. Many of the vehicles imported into Tianjin are imported by general dealers such as Audi, Toyota, BMW, Land Rover and Mercedes-Benz. We purchase our inventory through our suppliers, who import vehicles directly from the foreign countries in which they are manufactured. Competition has increased in recent years due to an increase in the number of smaller shops entering this market. For the specialized services market related to Automobile Value Added Services and Financing Services, we believe we have secured a substantial share of the market for such services in Tianjin.

Competitive threats may come from any company that is able to provide the services offered by us at a lower price and better quality. We charge appropriately for the high-end, high-quality services and products we offer, and we do not aspire to be the lowest cost provider of our services. Rather, we aim to distinguish ourselves from our competitors by providing the highest value to our customers. However in recent years, due to strong competition from other importers and other authorized dealers, we have been forced to lower our prices in order to maintain our leadership position. Consequently our gross margin continues to decline, but we believe that our gross margin is at its lowest level, and we expect it to stay at the current level in the future quarters.

Costs and Effects of Compliance with Environmental Laws; Government Regulation

Our products and operations are currently in compliance with all Chinese laws and environmental standards. We are not aware of any other governmental approvals required for any of our products or operations.

Research and Development

We spent $0 and $0 on research and development activities for fiscal year 2016 and fiscal year 2015, respectively. None of these costs were borne directly by our customers.

Employees

We currently employ 40 employees, of which all are full-time employees. None of our employees are unionized.

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

RISKS RELATING TO OUR COMPANY

We may be unable to continue as a going concern based on our recent performance, which has included significant losses and negative operating cash flow. We may continue to generate losses and be unable to service our outstanding liabilities in the future.

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. Our net loss from continuing operations attributable to shareholders for the year ended December 31, 2016 was $741,176 as compared to $9,554,918 for the year ended December 31, 2015. The operating results for the years ended December 31, 2016 and 2015 included $0 and $4,281,414, respectively, of net losses related to impairment loss on goodwill and intangible asset.

Net cash used in operations from continuing operations during the years ended December 31, 2016 and 2015 was $49,991,945 and $3,453,031, respectively.

On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe to Huitong for approximately $61.7 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acquisition of approximately $36.1 million to Huitong. We received net cash proceeds of approximately $21.4 million ($25.6 million cash proceeds net of cash at Zhonghe of approximately $173,000 and amount owed to Zhonghe of approximately $4 million.) The proceeds of this sale have been used for our working capital.

We do not currently have sufficient cash or commitments for financing to sustain our operations for the next twelve months. Our plan continues to be to develop new client and customer relationships and to substantially increase our cash flow and revenue derived from our products/services. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to execute its business plan for 2017.

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

We derive most of our sales revenue from sales of imported automobiles and related services in China. The continued development of our business depends, in large part, on continued growth in the luxury automotive market in China under the “Parallel Imported Vehicles” scheme and the increase in disposable income among the Chinese population. Although China’s luxury automotive market has grown rapidly in the past, it may not continue to grow at the same rate in the future or at all. However, the developments in our market are, to a large extent, outside of our control and any reduced demand for imported automobiles or related services, or any other downturn or other adverse changes in China’s economy that impacts the disposable income of ultimate luxury car purchasers could severely harm our business.

Our business may adversely be affected due to the government policy on restrictions on automobile purchases.

The local governments of various cities in China imposed restrictions on automobile purchases. Through December 31, 2016, Beijing, Shanghai, Guangzhou, Guiyang, Shijiazhuang, Tianjin, Hangzhou and Shenzhen had adopted such restrictions. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted. As a result, our future growth may be negatively impacted.

A disproportionate amount of our income (loss) from operations is derived from the sale of imported automobiles and related services, and a disruption in, or compromise of, our sale operations or our ability to provide Financing Services could adversely impact our financial condition and results of operations.

In 2016, our operating income (loss) from continuing operations is allocated to each segment in percentage as follows:

Sales of Automobiles	112.06%
Financing Services	500.72%
Other	(12.63)%
Corporate overhead	(500.15)%
100.00%

We view our Sales of Automobiles and Financing services to be our core segments. A disruption in providing such sales and services to our customers could have a material adverse effect on our financial condition and results of operations. On June 1, 2016, we sold our equity interest in Zhonghe and accordingly discontinued our operations in the Airport Auto Mall Automotive Services segment.

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

As of March 22, 2017, the Company had aggregate credit lines of $125 million (RMB870 million) with its banks. We are currently negotiating a number of new credit lines with various banks, although there can be no guarantee that we will be successful in doing so. If we are unable to renew existing credit lines or enter into new credit lines on a consistent basis that allows us to meet the requirements of our business or the demand of our customers for Financing Services, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement new business plan and marketing initiatives. On June 1, 2016, we sold our equity interest in Zhonghe to Huitong for a sale price of $61.7 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808). We received cash of approximately $21.4 million ($25.6 million cash proceeds net of cash at Zhonghe of approximately $173,000 and amount owed to Zhonghe of approximately $4 million.) The proceeds of this sale have been used for our working capital.

We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and operate our business, which could adversely affect our results of operations and financial condition. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We incur significant costs ensuring compliance with US corporate governance and accounting requirements.

As a public company, we are subject to the requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations require us to incur significant additional legal, accounting and other expenses that we would not incur if we were not a public company.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act and the rules subsequently implemented by the SEC and the national securities exchanges, establish certain requirements for the corporate governance practices of public companies. For example, as a result of becoming a public company, we have additional board committees and are required to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are

We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors (the “Board”) or as executive officers. We are currently evaluating and monitoring developments with respect to these applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The PRC government has in recent years implemented a number of measures to control the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks as well as by implementing other measures designed to tighten credit and liquidity. These measures have contributed to a slowdown of the PRC economy. According to the National Bureau of Statistics of China, China's GDP growth rate was 6.7% in 2016, a decrease of 20 basis points from 6.9% in 2015. China’s GDP growth rate has been on a decline in the past several years. Any continuing or worsening slowdown could significantly reduce domestic commerce in China, including the spending on luxury automobiles. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in China or any other market in which we may operate could have a material adverse effect on our business, financial condition and results of operations.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the PRC government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the PRC government announced that it would allow more RMB exchange rate fluctuation. On August 11, 2015, the PRC government set the central parity rate for the RMB nearly 2% lower than that of the previous day and announced that it will begin taking into account previous day's trading in setting the central parity rate. During the years ended December 31, 2016 and 2015, the RMB devalued approximately 6.7% and 5.5%, respectively, against the U.S. dollars. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. As substantially all of our financial assets and operations are located in China and are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert RMB into the U.S. dollar for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced.

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

As of December 31, 2016, we had approximately $3 million of cash deposited in banks, such as time deposits and bank notes, and $22.7 million of restricted cash, which constitute substantially all of our total cash and cash equivalents (both unrestricted and restricted) as of December 31, 2016. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, and which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s accession to the WTO, foreign banks have been gradually permitted to operate in China and have been competitors against Chinese banks in many aspects, especially since the opening of Chinese business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws. In the event that one or more of our banks files for bankruptcy protection, our ability to offer Financing Services to our customers may be materially and adversely impacted, thereby having a material adverse effect on our operations and profitability.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of US GAAP and SEC reporting requirements.

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

We are a company incorporated in the United States and our cash flow depends on dividends from our PRC subsidiaries. In order for us to distribute any dividends to our shareholders, we will rely on dividends distributed by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Under current PRC laws and regulations, our PRC subsidiaries are required, where applicable, to allocate a portion of their net profits to PRC statutory reserves before distributing dividends, including at least 10% of their net profit to PRC statutory reserves until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to our equity capital, and application to business expansion, and are not distributable as dividends. Further, if our PRC subsidiaries incur debt in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Our PRC subsidiaries’ restricted net assets as of December 31, 2016 amounted to approximately $2,317,000.

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

Our main offices are located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on December 31, 2016, was renewed in January 2017 for a one year term through December 2017. The annual rent for the office is approximately $17,000 (RMB120,000).

Additional office and show room space is located at Floor 1 FTZ International Auto Mall, 86 Tianbao, Tianjin Province, PRC. The lease relating to our main offices has a 1-year term which expired on November 30, 2016, was renewed in November 2016 through November 2017. The annual rent and management fees is approximately $26,000 (RMB180,540).

Additional office space is located at 21th and 22nd Floor of Kai Li Building, No. 188 Tianboa Avenue, Tianjin Free Trade Zone, Tianjin Province, PRC. The lease relating to this office has a 3-year term which expires in March 2019. The annual rent and management fee is approximately $182,000 (RMB1,263,708).

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

The leased properties used by our segments in percentage are summarized as follows:

Sales of Automobiles	32%
Financing Services	28%
Other Services	4%
Corporate	36%
100%

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this filing, neither the Registrant nor any of its subsidiaries are a party to any legal proceeding that could reasonably be expected to have a material impact on its operations or finances.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since January 8, 2010 the Company’s common stock has been listed on the NASDAQ Global Market under the ticker symbol “CALI”. The Company received approval from the NASDAQ Listing Qualification Department on April 14, 2015 to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective at the opening of business on April 16, 2015 and the Company’s common stock continued to trade under the ticker symbol “CALI”. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on December 31, 2016.

Fiscal Year Ended	Common Stock
	High	Low
December 31, 2016
First Quarter	$1.33	$0.96
Second Quarter	$2.48	$1.02
Third Quarter	$3.30	$1.65
Fourth Quarter	$3.55	$2.75

December 31, 2015
First Quarter	$1.57	$1.07
Second Quarter	$2.33	$1.13
Third Quarter	$1.14	$0.66
Fourth Quarter	$1.83	$0.75

The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Holders

As of March 22, 2017, we had 13 holders of record of our common stock, and our common stock had a closing bid price of $1.58 per share.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of December 31, 2016, there were no warrants or options outstanding to acquire any shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	362,000
Equity compensation plans not approved by security holders	None		None	None
Total				362,000

(1)	As of March 22, 2017, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

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

Business Overview

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, and (iii) other services including automobile information websites, advertising services, logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services. Shisheng provides financing services (“Financing Services”) while our other majority owned subsidiaries Hengjia and Ganghui provide other services (“Other Services”) such as (i) web-based advertising services through two websites (ii) nationwide delivery services, and (iii) customs clearance. The websites provide subscribers with up to date sales and trading information for imported and domestically manufactured automobiles and information about automobiles and auto-related products and service. The nationwide delivery services provide information on discounted automobile services to imported automobile distributors, and agents and individual customers located in China. We are currently the only one-stop service provider in Tianjin for Financing Services and Other Services and our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

The two websites, (a) www.at160.com (formerly www.1365car.com), which focuses on domestically manufactured automobiles in Tianjin and (b) www.at188.com, which focuses on imported automobiles, provide subscribers (both industry subscribers and individual subscribers) with up to date sales and trading information for imported and domestically manufactured automobiles and information about automobiles and auto-related products and service. We charge a membership fee for certain exclusive premium information to automobile dealers and agents in Tianjin.

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

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement (“Equity Transfer Agreement”) with Wuxi Huitong Automobile Sales and Service Co., Ltd. (“Huitong”) to sell 100% of the equity of Zhonghe, and (ii) a Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong (the “Debt Transfer Agreement”). At the time, Zhonghe was the owner and operator of the Airport International Automall located in the Tianjin Airport Economic Area and the 40%owner of Car King Tianjin. Under the terms of the Zhonghe Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $61.7 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin. Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued.

As of December 31, 2016, the Company conducts its business through the following wholly owned and majority owned subsidiaries of the Company:

●	Ever Auspicious International Limited,

●	Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd.

●	Tianjin Ganghui Information Technology Corp.

●	Tianjin Hengjia Port Logistics Corp.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the years ended December 31, 2016 and 2015, the Company has been experiencing difficulties in collecting the receivable from a financing service customer, which is secured by certain imported automobile. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds are used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of December 31, 2016 and 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $3,031,554 and $3,081,331, respectively.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of December 31, 2016 and 2015, deferred tax liabilities from continuing operations was $0.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $17.3 million as of December 31, 2016. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of December 31, 2016 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company expects to adopt this standard using the modified retrospective approach beginning in the first quarter of 2018. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our assessments.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The Company adopted this standard during the fourth quarter of 2016. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We plan to adopt the guidance in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13 (ASU 2016-13) “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the future adoption of this standard on its consolidated Statements of Cash Flows.

In October 2016, the FASB issued Accounting Standards Update 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230), to require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The new guidance will be effective for fiscal years beginning after December 15, 2017, including the interim periods within those years. Early adoption is permitted and the new guidance is applied retrospectively. The Company is in the process of evaluating the impact of adoption on its consolidated statement of cash flows and disclosures.

The Company is not aware of any other recent issued accounting pronouncements that when adopted will have a material effect on the Company’s financial position, results of operations or cash flows.

Results of Operations from Continuing Operations for the Fiscal Year Ended December 31, 2016 Compared To the Fiscal Year Ended December 31, 2015

The following table sets forth certain information relating to our results of operations, and our consolidated statements of operations from our continuing operations as a percentage of net revenue, for the periods indicated:

	Year ended December 31,				Change in
	2016		2015		%
Net revenue	$467,060,769	100.00%	$446,344,447	100.00%	4.64%
Cost of revenue	464,099,247	99.37%	442,944,716	99.24%	4.78%
Gross profit	2,961,522	0.63%	3,399,731	0.76%	(12.89)%
Operating expenses	2,728,176	0.58%	9,909,007	2.22%	(72.47)%
Income (loss) from operations	233,346	0.05%	(6,509,276)	(1.46)%	(103.58)%
Other expenses	(862,663)	(0.18)%	(2,797,008)	(0.63)%	(69.16)%
Loss from continuing operations before income taxes and non controlling interests	(629,317)	(0.13)%	(9,306,284)	(2.09)%	(93.24)%
Net loss from continuing operations	(742,480)	(0.16)%	(9,556,272)	(2.14)%	(92.23)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(741,176)	(0.16)%	$(9,554,918)	(2.14)%	(92.24)%

Our net revenue from our continuing operations for 2016 increased 4.64% to $467,060,769 for 2016 from $446,344,447 for 2015 and our cost of revenue for 2016 increased 4.78% to $464,099,247 for 2016 from $442,944,716 for 2015. Gross profit margin for our continuing operations decreased from 0.76% for 2015 to 0.63% for 2016. As compared to 2015, our gross profit, income from continuing operations, net loss from continuing operations, and net loss from continuing operating operations attributable to shareholders of China Auto Logistics Inc. for 2016 decreased 12.89% to $2,961,522, increased 103.58% to $233,346, decreased 92.23% to $(742,480), and decreased 92.24% to $(741,176), respectively primarily due to the no impairment charge of goodwill and customer list in 2016, less reserve uncollectible account on receivable related to financing services and higher automobile sales in 2016, which was partially offset by the decline in the revenue generated from Financing Services and Other Services in 2016.

Net Revenue

The following table sets forth a summary of our net revenue from continuing operations by categories for years indicated, in dollars and as a percentage of total net revenue:

	Year ended December 31,				Change in
	2016		2015		%
Net revenue	$467,060,769	100.00%	$446,344,447	100.00%	4.64%
- Sales of Automobiles	462,712,818	99.07%	440,728,484	98.74%	4.99%
- Financing Services	4,314,291	0.92%	5,567,208	1.25%	(22.51)%
- Other Services	33,660	0.01%	48,755	0.01%	(30.96)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 4.99% to $462,712,818 for 2016 from $440,728,484 for 2015. During 2016 and 2015, the Company sold 4,438 automobiles and 4,199 automobiles, respectively, representing an increase of 5.7% in volume. The average unit selling price per automobile was approximately $104,000 for 2016 and $105,000 for 2015. Most of the increase in 2016 took place in the first quarter of 2016. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2016 and 2015, the RMB devaluated 6.7% and 5.5%, respectively, against the U.S. dollar. Some of our customers increased their orders in the second half of 2015 potentially in anticipation of increased prices due to the RMB devaluation; this trend continued until the first quarter of 2016. We witnessed strong sales in the fourth quarter of 2016 reaching approximately $139.9 million after a substantial decline in the second and third quarters of 2016 which may be the result of customers depleting the inventories built up in the second half of 2015 and the first quarter of 2016.

Our automobile sales increased in both dollars and in quantities during the year ended December 31, 2016 while our gross margin dropped to 0.20% during 2016 compared to 0.26% during 2015. The Company continues to witness high demand for luxury automobiles as household income in China continues to climb during the year ended December 31, 2016 despite the current state of the economy and the Chinese government’s continuous efforts to limit corruption. In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of December 31, 2016, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme.

According to an article, “With parallel import scheme, China aims to rein in luxury car prices - sources” published by Reuters on February 4, 2015, “China has had a grey market in auto sales for some time, centered around the northern port city of Tianjin where about half of China's total car import deals are done. But buyers have been cautious given the lack of quality guarantee and after-sales service on unauthorized cars. That will change under the new scheme. ’The main significance (of the pilot scheme) is that buyers will now be legally entitled to warranty packages,’ whether their imported car comes through an authorized or unauthorized channel, said IHS Automotive analyst Namrita Chow.” According to the data published by CAAM on February 9, 2017, the number of imported automobiles sold through Parallel Imported Vehicles scheme totaled approximately 130,290 units, which represented 12.8% of total imported automobiles sold in 2016, a 16.3% increase from 2015. We expect this Parallel Imported Vehicles scheme provide us great long term advantages to compete with the official authorized automobile dealers.

Since the first quarter of 2013, we have experienced increased competition as more companies enter the imported automobile market. While we remain one of the leaders in the imported automobile market, we continue to sell our automobiles at a low gross margin in order to expand our market share and maintain our market leader status. During the years ended December 31, 2016 and 2015, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 76% and 76%, respectively, of our total net automobile sales. Our gross margin on automobile sales decreased to 0.20% for the year ended December 31, 2016 from 0.26% for year ended December 31, 2015. We did not have any reserve for slow moving inventories during the years ended December 31, 2016 and 2015. We expect our gross margin excluding the inventory reserve to remain at the current level based on our outlook for the Sales of Automobiles segment.

In order to expand our market share and maintain our leading position in the competitive luxury automobile market, we have continued to offer better prices to our customers as compared to our competitors. We achieved this in part by decreasing our gross margin for automobiles beginning in fiscal year 2013. We believe this approach will prevent our competitors from being able to match our selling prices. However, this strategy comes with a price as our gross margin for Sales of Automobiles continues to remain at a low level resulting in operating losses during the years ended December 31, 2016 and 2015.

As of December 2016, eight cities in China, including Beijing, Shanghai, Guangzhou, Guiyang, Shenzhen, Shijiazhuang, Tianjin and Hangzhou, are subject to restrictions on automobile purchases. The restrictions vary from city to city, however most of these cities set an annual limit on the maximum number of vehicles in each category that may be licensed, in order to limit the number of new vehicles added to the roads each year. Some cities, such as Beijing, have adopted a lottery system wherein only potential buyers who win the lottery draw will be able to purchase vehicles. As more cities become subject to these and similar purchase restrictions, the future growth in the automobile market in China will be negatively impacted.

Sales to the Company’s top five customers, each of which is a car dealer, accounted for 42% and 34% of the Company’s sales during 2016 and 2015, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services for 2016 decreased 22.51% to $4,314,291 from $5,567,208 for 2015. The Company had an aggregate amount of credit lines of approximately $125 million (RMB870 million) as of December 31, 2016. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services decreased during the year ended December 31, 2016. Excluding revenue from the interest income portion of $2,317,843 and $3,206,455 in the years ended December 31, 2016 and 2015, respectively, the revenue from the fee income portion of our Financing Services decreased 15.43% to $1,996,448 for the year ended December 31, 2016 from $2,360,753 for the year ended December 31, 2015. The gross margin for our Financing Services segment increased to 46.28% for the year ended December 31, 2016 from 39.52% for the year ended December 31, 2015. The fee income portion of our Financing Services has been flattening since the third quarter of 2013. Historically, a significant portion of our financing income has been related to fees that we charge to our customers for extending temporary credit beyond the financing terms for which these customers have contracted with banks. Because of a reutilization of our working capital following the Zhonghe Acquisition in November 2013 and the creation of Car King Tianjin, we had limited funds available for this service starting since the beginning of 2014. On June 1, 2016, we sold 100% of our equity interest in Zhonghe which owned 40% equity interest of Car King Tianjin. Our working capital condition improved since then and we have more capital available to our Sales of Automobiles and Financing Services units. However in the recent years, some financial institutions entered into this market by offering products similar to ours. As a result, we have experienced a lack of growth (and in some instances, a decline) in the financing service fee income.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, China Merchants Bank, and Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, China Minsheng Bank, and Shengjing Bank. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of December 31, 2016, we had approximately $78 million lines of credit available to use in our Financing Services. As of March 22, 2017, the Company had aggregate credit lines of approximately $125 million (RMB870 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Other Services

Other services includes revenue generated from Web-based Advertising. We did not generate any revenue from the Automobile Value Added service during the years ended December 31, 2016 and 2015. We have revised our business plan and moved away from Web-based Advertising Services and automobile value added services to focus on Automobile Sales and Financing Services. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 30.96% to $33,660 for 2016 from $48,755 for 2015. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Year ended December 31,				Change in
	2016		2015		%
Net revenue	$467,060,769	100.00%	$446,344,447	100.00%	4.64%
Cost of revenue	464,099,247	99.37%	442,944,716	99.24%	4.78%
Gross profit	2,961,522	0.63%	3,399,731	0.76%	(12.89)%

Our cost of revenue in 2016 consisted primarily of the cost of automobiles purchased and certain direct labor costs for the Sales of Automobiles and interest expense and line of credit fees related to our Financing Services. Our cost of revenue increased 4.78%, from $442,944,716 in 2015 to $464,099,247 in 2016. The increase was primarily due to the increase in the sales volume of imported automobiles in the year.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 12.89% from $3,399,731 in 2015 to $2,961,522 in 2016, primarily due to lower gross margins in the sales of automobiles and a decrease of financing service fee revenue.

Operating Expenses

	Year ended December 31,				Change in
	2016		2015		%
Operating expenses
- Selling and marketing	$700,928	25.69%	$761,307	7.68%	(7.93)%
- General and administrative	1,869,156	68.52%	1,649,559	16.65%	13.31%
- Reserve for uncollectible account on receivables related to financing services	158,092	5.79%	3,216,727	32.46	(95.09)%
- Impairment loss on goodwill and intangible assets	-	-	4,281,414	43.21	(100.00)%
Total	$2,728,176	100.00%	$9,909,007	100.00%	(72.47)%

Operating expenses decreased 72.47%, from $9,909,007 in 2015 to $2,728,176 in 2016. The decrease in operating expenses was also a result of $0 impairment loss on goodwill and intangible assets during 2016 as compared to $4,281,414 during 2015. The decrease in operating expenses was also attributable to a smaller reserve for uncollectible accounts receivables related to financing services. The net decrease in operating expenses was partially offset by an increase in general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses decreased 7.93% in 2016. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Year Ended December 31,		Change in
	2016	2015	%
Primary selling and marketing expenses
- Payroll	$184,558	$200,867	(8.12)%
- Staff related costs	133,741	145,247	(7.92)%
- Advertising and promotion	7,532	14,366	(47.57)%
- Entertainment	76,826	67,494	13.83%
- Rent	61,499	65,708	(6.41)%

Payroll costs decreased 8.12% to $184,558 in 2016 from $200,867 in 2015. Payroll related costs decreased 7.92% to $133,741 in 2016 from $145,247 in 2015. The Company’s payroll and related cost decreased due to the overall pay and benefit decreases during 2016. Advertising and promotion expenses decreased 47.57% during 2016 as we incurred less advertising costs in 2016. Entertainment expenses fluctuate from time to time depending on activities we conduct. Rental expenses decreased slightly by 6.41% due to exchange rate fluctuation.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Year Ended December 31,		Change in
	2016	2015	%
Primary general and administrative expenses
- Depreciation	$80,709	$56,581	42.64%
- Entertainment	201,728	118,543	70.17%
- Payroll	226,718	262,158	(13.52)%
- Staff related costs	43,924	50,126	(12.37)%
- Legal and professional fees	627,552	627,102	0.07%

Depreciation expenses increased 42.64% to $80,709 in 2016 from $56,581 in 2015 primarily due to the depreciation on the leasehold improvements incurring during 2016. Entertainment expenses increased 70.17% to $201,728 in 2016 from $118,543 in 2015 as our executive management team allocated more resources on customer relationships instead of advertising and promotional material.. Payroll expenses decreased 13.52% during the year ended December 31, 2016 primarily due to the decrease in the number of administration employees to reduce our cost.  Staff-related costs decreased 12.37% primarily due to lower employee welfare costs incurred during the year ended December 31, 2016. Legal and professional fees for the year ended December 31, 2016 remained relatively the same as those during the same period of 2015.

Reserve for Uncollectible Account on Receivable Related to Financing Services

During the years ended December 31, 2016 and 2015, the Company has been experiencing difficulties in collecting the receivable from two financing service customers, which is secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds are used to offset the outstanding receivable from two customers. The Company continues to pursue collecting the remaining receivable balance. The Company recorded a reserve for uncollectible account on receivables related to Financing Services in the amount of $158,092 and $3,216,727 during the years ended December 31, 2016 and 2015, respectively.

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

In addition, as of December 31, 2015, the Company performed a detailed quantitative impairment test on the customer relations. The Company performed Step 1 of quantitative goodwill impairment test and determined the carrying value of the customer relations for the Sales of Automobiles unit was less than the fair value indicating impairment. The customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2016 compared to those in 2015 and the periods prior to the our acquisition. The Company measured the carrying amount of the intangible asset against the estimated undiscounted future cash flows associated with this asset. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon the completion of the evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

As of December 31, 2016, we did not have any outstanding balances of goodwill and customer relations and did not incur any impairment losses.

Income (Loss) from Operations

Income from operations increased 103.58% to $233,346 in 2016 from a loss from operations of $6,509,276 in 2015. The positive movement was primarily due to the combination of $0 impairment loss on goodwill and intangible assets during 2016 as compared to $4,281,414 during 2015 and a smaller reserve for uncollectible accounts receivables related to financing services during 2016 compared to 2015, which was partially offset by a lower gross margin in the sales of automobiles and a decrease in the fee revenue of the financing service. In addition, we recorded an Impairment Loss on Goodwill and Intangible Asset of $0 in 2016 compared to $4,281,414 in 2015. Furthermore we recorded $158,092 and $3,216,727 in reserve for uncollectible account on receivable related to financing services during the years ended December 31, 2016 and 2015, respectively.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings, foreign exchange gain (loss), and (loss) gain on disposal of property.

We recorded net other expenses of $862,663 for 2016 and $2,797,008 for 2015. The decrease in other expenses was primarily due to decrease in interest expense as a result of lower balances of short-term borrowings after the disposal of Zhonghe in June 2016.

We recorded a foreign exchange gain of $109,670 during the 2016 related to an arrangement with the bank on our restricted cash during the 2016.

Income Tax

Income tax expense from continuing operations for the year ended December 31, 2016 was $113,163, a decrease of $136,825 from $249,988 for the year ended December 31, 2015. During the year ended December 31, 2016, our expenses were fully used to offset our operating profit after the sale of Zhonghe.

Discontinued Airport Automall Automotive Services Business Unit

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement (“Equity Transfer Agreement”) with Wuxi Huitong Automobile Sales and Service Co., Ltd. (“Huitong”) to sell 100% of the equity of Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), our former wholly owned subsidiary acquired in November 2013, and (ii) a Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong (Tianjin) International Development Co., Ltd. (“Hezhong”) (the “Debt Transfer Agreement”). At the time, Zhonghe was the owner and operator of the Airport International Automall located in the Tianjin Airport Economic Area and the 40% owner of Car King Tianjin. Under the terms of the Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $61.7 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin. Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued.

Inflation

We believe that inflation has had a negligible effect on operations for the fiscal years 2016 and 2015. However, overall commodity inflation is an ongoing concern for our business and has been a considerable operational and financial focus for the Company. We continue to monitor commodity costs and work with our suppliers and customers to manage changes in commodity costs.

Liquidity and Capital Resources

We generally finance our operations through a combination of operating profit and short-term borrowings from banks. We incurred significant operating losses and generated negative operating cash flow in recent years. As a result, our liquidity is negatively impacted. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Form 10-K, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they come due.

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

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(50,314,117)	$(7,380,041)
Net cash provided by investing activities	21,056,518	4,921,779
Net cash provided by financing activities	25,434,649	2,191,004
Effect on exchange rate change on cash	(291,804)	(407,008)
Cash and cash equivalents at beginning of year	7,119,686	7,793,952
Cash and cash equivalents at end of year	3,004,932	7,119,686

Going Concern

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the year ended December 31, 2016 was $741,176 as compared to $9,554,918 for the year ended December 31, 2015. The operating results for the years ended December 31, 2016 and 2015 included $0 and $4,281,414, respectively, of net losses related to impairment loss on goodwill and intangible asset.

Net cash used in operations from continuing operations during the years ended December 31, 2016 and 2015 was $49,991,945 and $3,453,031, respectively.

On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe to Huitong for approximately $61.7 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acquisition of approximately $36.1 million to Huitong. We received a net cash proceeds of approximately $21.4 million ($25.6 million cash proceeds net of cash at Zhonghe of approximately $173,000 and amount owed to Zhonghe of approximately $4 million.) The proceeds of this sale have been used for our working capital.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company’s plan continues to be to develop new customer relationships and substantially increase our cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to execute its business plan for 2017. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

During the year ended December 31, 2016, we had net cash used in operating activities of $50,314,117 (including net cash used in operating activities of $322,172 from discontinued operations) as compared to net cash used in operating activities of $7,380,041 (including net of net cash used in operating activities of $3,927,010 from discontinued operations) during 2015.

Net cash used in operating activities during 2016 was primarily attributable to an increase in the restricted cash of $33,595,344 due to higher notes payable to suppliers balance which required restricted cash as collateral, an increase in advances to suppliers of $65,408,469 due to increase in outstanding purchase orders as a result of the Company’s optimistic view in the luxury automobile sales market, which was partially offset by an increase in notes payable to suppliers of $35,751,865 to take advantage of extended payment terms through an arrangement with the suppliers and the banks.

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

Investing Activities

During fiscal years 2016 and 2015, net cash used in investing activities from continuing operating operations was $21,056,518 (including net cash provided by investing activities of $0 from discontinued operations) and $4,921,779 (including net cash provided by investing activities of $1,865,702 from discontinued operations), respectively. We received net proceeds of $21,385,037 from the sale of Zhonghe during 2016. We received cash proceeds of $8,430 and $11,197 related to the disposal of an automobile used by the Company during 2016 and 2015, respectively. We paid $336,949 and $3,603 to purchases property, equipment and leasehold improvements during 2016 and 2015, respectively.

Financing Activities

During fiscal years 2016 and 2015, net cash provided by financing activities from continuing operations was $25,434,649 (including net cash provided by financing activities of $0 from discontinued operations) and $2,191,004 (including net cash provided by financing activities of $0 from discontinued operations), respectively. The net cash provided by financing activities during 2016 and 2015 included mainly net proceeds of $26,830,613 and $2,213,746, respectively, on short-term loans from banks. Bank overdraft decreased $2,082,149 and $167,582 during 2016 and 2015, respectively. In addition, during the years ended December 31, 2016 and 2015, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $686,185 and $599,120, respectively, and repaid $0 and $454,280, respectively.

Our total cash and cash equivalents decreased to $3,004,932 as of December 31, 2016 from $7,119,686 as of December 31, 2015.

Working Capital

As of December 31, 2016, the Company had working capital of $23,576,035 as of December 31, 2016 compared to working capital deficit of $30,801,730 as of December 31, 2015.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. As of December 31, 2016, the increase of working capital was primarily attributable to net cash received of approximately $21.9 million and the relief of the payable related to the Zhonghe acquisition of approximately $36.1 million.

The Company has aggregate outstanding balance of lines of credit related to financing services of $47,081,763 and $73,004,179 as of December 31, 2016 and 2015, respectively, and outstanding balances of short-term borrowings of $12,961,389 and $67,290,734 as of December 31, 2016 and 2015, respectively. In addition, we had a bank overdraft with a balance of $0 and $2,131,009 as of December 31, 2016 and 2015, respectively.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment from continuing operations of $317,282 as of December 31, 2016 and $72,742 as of December 31, 2015. We did not have any significant purchases of property and equipment during the year ended December 31, 2016. The increase in in the property and equipment balance was primarily a result of leasehold improvements for additional leased office space and new automobiles acquired during the year ended December 31, 2016.

The following table sets forth a summary of our property and equipment for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change in
	2016	2015	%
Computers	72,134	74,057	(2.60)%
Office equipment, furniture and fixtures	44,766	44,731	0.08%
Leasehold improvements	149,338	32,354	361.58%
Automobiles	1,038,686	970,810	6.99%
Total	1,304,924	1,121,952	16.31%
Accumulated depreciation and amortization	(987,642)	(1,049,210)	(5.87)%
Property and equipment, net	$317,282	$72,742	336.17%

Foreign Cash

The Company’s deposits in banks located in the PRC and Hong Kong which are not fully protected by insurance. Such uninsured amounts totaled $2,853,274 and $7,007,902 as of December 31, 2016 and 2015, respectively. If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC subsidiaries since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, China Merchants Bank, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, China Minsheng Bank, and Shengjing Bank. As of December 31, 2016 and 2015, the Company had aggregate credit lines of $125 million (RMB870 million) and $166 million (RMB1.08 billion), respectively, had outstanding balances under these credit lines amounted to $47 million and $73 million, respectively. As of March 22, 2017, the Company had aggregate credit lines of $125 million (RMB870 million) with its banks.

As of December 31, 2016 and 2015, we had an aggregate outstanding loan balance of $12,961,389 and $67,290,734, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 4.79% to 5.81% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft of $0 and $2,131,009 with Pudong Development Bank as of December 31, 2016 and 2015, respectively.

On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe to Huitong for approximately $61.7 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acquisition of approximately $36.1 million to Huitong. We received a net cash proceeds of approximately $21.4 million ($25.6 million cash proceeds net of cash at Zhonghe of approximately $173,000 and amount owed to Zhonghe of approximately $4 million.)

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

Reference is made to pages F-1 through F-33 comprising a portion of this annual report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2016 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements as of December 31, 2016.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2016.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weaknesses are related to

●	the Company’s accounting department personnel have limited knowledge and experience in US GAAP and SEC Reporting.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the US, notwithstanding the material weakness we identified.

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

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal year 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Entry into a Material Definitive Agreement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors were elected at the last annual meeting, which occurred on November 18, 2016, and will serve until the next annual meeting. As of December 31, 2016, our current directors and executive officers were as follows:

Name	Age	Position Held	Experience
Tong, Shiping	57	Chief Executive Officer, President and Chairman of the Board	Mr. Tong has served as President and Chief Executive Officer of the Company since 1995, when the Company’s wholly owned operating subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (formerly Tianjin Shisheng Investment Group Co. Ltd.) was founded. He earned his Bachelor degree in computer science from the China Air Force Engineering University. Mr. Tong is also a director of the Tianjin Car Logistics Association.

Jin, Yan	51	Chief Operating Officer	Mr. Jin has served as Chief Operating Officer of the Company since July of 2012. From 2007 to 2010, he served as Managing Director of Madeleine Gourmet Restaurant which operated a series of chain restaurants. Prior to his appointment as COO, he served as General Manager of Sales for the Company since 2011. He also earned an MBA from Tianjin Nankai University.

Cheng, Weihong	55	Senior Vice President (Head of Human Resources and General Administration) and Director	Ms. Cheng has served as Senior Vice President (Head of Human Resources and General Administration) of the Company since 1995. She earned her Bachelor degree from Shijazhuang Military Medical University. Ms. Cheng is also a co-founder of Shisheng and has served as the Chairwoman of Shisheng since 1995.

Wang, Xinwei	60	Chief Financial Officer, Treasurer, Vice President and Director	Ms. Wang has served as the Chief Financial Officer, Treasurer and Vice President of the Company since joining Shisheng in 2001. She earned her Bachelor degree in industry accounting from Tianjin Radio and TV University. Ms. Wang is a qualified Chinese certified public accountant.

Barth, Howard S.	65	Director	Mr. Barth has operated his own public accounting firm in Toronto, Canada since 1985, and has over 30 years of experience as a certified accountant. He is a former director and chairman of the audit committees of New Oriental Energy & Chemical Corp. (formerly listed on NASDAQ), Orsus Xelent Technologies, Inc. (formerly an AMEX-listed company), Nuinsco Resources Limited (a TSX listed exploration company), and Guanwei Recycling Corp. (formerly listed on NASDAQ). He is also a former director of Yukon Gold Corporation, Inc. (dual listed on OTCBB and TSX) during the period from May 2005 through December 2014 and served previously as chairman of its Audit Committee until May 2008 and was its chief executive officer and president in 2006. He also formerly served as a director for Uranium Hunter Corporation (an OTC BB company). He is a member of the Chartered Professional Accountants of Canada and the Chartered Professional Accountants of Ontario. He earned his B.A. and M.B.A. at York University.

Lv Fuqi	58	Director	Lv Fuqi is currently employed as a professor of practice at Hebei Technology College where he teaches economic law. Previously, Mr. Lv created a legal educational service company which helped him establish connections with local governmental authorities, which will be very helpful in furthering the Company’s business development.

Yang, Lili	58	Director	Ms. Yang has served as the accounting director of Tianbao International Trade & Exhibition Ltd. since 2007, where she obtained experience in providing customers with commercial financing services.

Bai Shaohua	57	Director	Bai Shaohua, a member of the Board since May 2016, earned a bachelor’s degree in economics from Tianjin University of Finance and Economics and currently serves as the key account manager for a northern China online sales research group. Mr. Bai has accumulated approximately ten years of experience consulting different companies on how to bolster their sales and approximately five years of experience preparing financial statements.

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

Board of Directors Meetings and Committees

The Board held one meeting during the fiscal year ended December 31, 2016. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

On December 12, 2008, the Board approved and authorized the establishment of three new committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Howard S. Barth (Chair, Financial Expert), Bai Shaohua and Yang Lili were appointed to the Audit Committee. Yang Lili (Chair), Lv Fuqi and Bai Shaohua were appointed to the Compensation Committee. Bai Shaohua (Chair), Yang Lili and Lv Fuqi were appointed to the Nominating and Corporate Governance Committee. The charter of each committee is also available in print to any stockholder who requests it.

Audit Committee

The Audit Committee is currently comprised of Howard S. Barth (Chair), Bai Shaohua and Yang Lili, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission (the “SEC”) rules. The Board has determined that Howard S. Barth qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Barth’s level of knowledge and experience based on a number of factors, including his formal education and experience.

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

Nominating/Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board. The Nominating Committee submits the list of candidates to the Board who determines which candidates will be nominated to serve on the Board. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The Nominating Committee also submits to the entire Board a list of nominees to fill any interim vacancies on the Board resulting from the departure of a member of the Board for any reason prior to the expiration of his term. In recommending nominees to the Board, the Nominating Committee keeps in mind the functions of this body. The Nominating Committee considers various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The Nominating Committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the applicable SEC rules and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board will be evaluated based on the same criteria as all other nominees. The Nominating Committee also oversees our adherence to our corporate governance standards. Although not part of any formal policy, the goal of the Nominating Committee is a balanced and diverse Board, with members whose skills, viewpoint, background and experience complement each other and, together, contribute to the Board’s effectiveness as a whole. The members of the Nominating Committee are Bai Shaohua (Chair), Yang Lili and Lv Fuqi, each of whom is “independent” as defined by the Company Guide of the American Stock Exchange. The Nominating Committee operates under the written Nominating Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall, 86 Tianbao Avenue, Free Trade Zone, Tianjin Province, The People’s Republic of China 300461 and is available on the Company’s website at http://www.chinaautologisticsinc.com.

During the fiscal year ended December 31, 2016, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

Compensation Committee

The Compensation Committee is currently comprised of the following Directors of the Company: Yang Lili (Chair), Lv Fuqi and Bai Shaohua, each of whom is “independent” as defined by the applicable SEC rules. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board’s policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board. The Compensation Committee operates under the written Compensation Committee Charter adopted by the Board in December of 2008, a copy of which may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall, 86 Tianbao Avenue, Free Trade Zone, Tianjin Province, The People’s Republic of China 300461 and is available on the Company’s website at http://www.chinaautologisticsinc.com.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended December 31, 2016, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On December 12, 2008, the Board approved a Code of Business Conduct and Ethics (the “Code”). This Code applies to all directors, officers and employees. A copy of the Code may be obtained by writing the Secretary of the Company at Floor 1 FTZ International Auto Mall 86 Tianbao Avenue, Free Trade Zone Tianjin Province, the People’s Republic of China, 300461.

ITEM 11.	EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tong, Shiping,	2016	$54,192	-0-	-0-	-0-	-0-	-0-	-0-	(1)	$54,192
CEO and President	2015	$57,901	-0-	-0-	-0-	-0-	-0-	-0-		$57,901

Wang, Xinwei,	2016	$36,128	-0-	-0-	-0-	-0-	-0-	-0-	(2)	$36,128
CFO, Treasurer and VP	2015	$38,601	-0-	-0-	-0-	-0-	-0-	-0-		$38,601

Cheng, Weihong,	2016	$36,128	-0-	-0-	-0-	-0-	-0-	-0-	(3)	$36,128
Senior VP (Head of HR and Admin)	2015	$38,601	-0-	-0-	-0-	-0-	-0-	-0-		$38,601

(1)	Mr. Tong Shiping’s total compensation for the fiscal year ended December 31, 2016 is $54,192 (RMB360,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2016).

(2)	Ms. Wang Xinwei’s total compensation for the fiscal year ended December 31, 2016 is $36,128 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2016).

(3)	Ms. Cheng Weihong’s total compensation for the fiscal year ended December 31, 2016 is $36,128 (RMB240,000) (based on the weighted average rate of RMB to U.S. dollars during the year 2016).

As of December 31, 2016, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans”, or “Potential Payments Upon Termination or Change in Control” to report.

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

The Plan was approved by our stockholders at the Annual Meeting on November 18, 2010. As of March 22, 2017, no awards have been granted under the Plan.

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

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Howard S. Barth	$24,000	-0-	-0-	-0-	-0-	$24,000
Yang Lili	-0-	-0-	-0-	-0-	-0-	-0-
Lv Fuqi	-0-	-0-	-0-	-0-	-0-	-0-
Bai Shaohua	-0-	-0-	-0-	-0-	-0-	-0-

In fiscal year 2016 the Company paid an annual compensation of $24,000 to Howard S. Barth, our audit committee chair/director. Other than these payments to Mr. Barth, the Company did not provide any compensation to its directors in the fiscal year ended December 31, 2016. The Company may establish certain other compensation plans (e.g. options, cash for attending meetings, etc.) with respect to directors in the future.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2017 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of March 22, 2017. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Tong Shiping, Chief Executive Officer, President and Chairman of the Board**	-0-	0%
Jin Yan, Chief Operating Officer	-0-	0%
Wang Xinwei, Chief Financial Officer, Treasurer, Vice President and Director	-0-	0%
Cheng Weihong, Senior Vice President (Head of Human Resources and General Administration) and Director**	-0-	0%
Howard S. Barth, Director	-0-	0%
Lv Fuqi, Director	-0-	0%
Yang Lili, Director	-0-	0%
Bai Shaohua, Director	-0-	0%
All Directors and Officers as a Group (8 persons)	-0-	0%

* Unless otherwise noted, the address is that of the Company’s.

** Choi Chun Leung Robert holds 100% ownership of Bright Praise Enterprises Limited as trustee for the benefit of Tong Shiping and Cheng Weihong

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	None	(1)	None	362,000
Equity compensation plans not approved by security holders	None		None	None
Total				362,000

(1)	As of March 22, 2017, no options, warrants or rights to purchase securities had been issued under the 2010 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2016 and 2015, the Company made aggregate borrowings from Ms. Cheng Weihong of $686,185 and $599,120, respectively, and made repayments of $0 and $454,280 to Ms. Cheng Weihong. As of December 31, 2016 and 2015, the outstanding balances due to Ms. Cheng Weihong were $1,550,745 and $722,028, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $1,956,625 and $2,093,182 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. In January 2015, December 2016, and February 2017, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of December 31, 2016 and 2015 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2016 and 2015, there was no imputed interest charged in relation to these balances.

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

Our independent registered public accounting firm is Marcum Berstein & Pinchuk LLP (“Marcum BP”).  As reported in the Registrant’s Current Report on Form 8-K filed on February 10, 2017, the Registrant appointed Marcum BP as its independent registered public accounting firm effective immediately.  Our previous independent registered public accounting firm was Marcum LLP.  Set forth below are aggregate fees billed by Marcum LLP for professional fees rendered for the audit and quarterly reviews of the Registrant’s consolidated financial statements included in the Registrant’s Forms 10-K and 10-Q for the fiscal years ended December 31, 2016 and 2015.

Audit Fees

During the fiscal year ended December 31, 2016 and 2015, the fees for Marcum LLP were $289,722 and $293,161, respectively.

During the fiscal years ended December 31, 2016 and December 31, 2015, there were no fees billed by Marcum BP. The fees expected to be billed by and paid to Marcum BP related to the audit for the year ended December 31, 2016 are approximately $145,000.

Audit Related Fees

During the fiscal years ended December 31, 2016 and December 31, 2015, neither Marcum BP nor Marcum LLP rendered any assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2016 and December 31, 2015, neither Marcum BP nor Marcum LLP rendered any services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal years ended December 31, 2016 and December 31, 2015, there were no fees billed for products and services provided by Marcum BP or Marcum LLP other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. None of the fees paid to the independent accountants during fiscal years ended December 31, 2016 and 2015, under the categories Audit-Related and All Other fees described above were approved by the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, after services were rendered pursuant to the de minimis exception established by the SEC. All work is preapproved.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Loan Agreement, dated September 1, 2015, by and between the Company and Tongshang Kai Li Automobile Import Export Company Limited
10.2(4)	Payment Extension Agreement, dated November 10, 2015, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
10.3(5)	Office Tenancy Contract, dated February 18, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.4(6)	Payment Extension Agreement, dated May 12, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
10.5(7)	Office Tenancy Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6(7)	Office Management Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.7(8)	Equity Transfer Agreement, dated June 1, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Wuxi Huitong Automobile Sales and Service Co., Ltd.
10.8(8)	Debt Transfer Agreement, dated June 1, 2016, by and among Tianjin Binhai Shisheng Trading Group Co., Ltd., Wuxi Huitong Automobile Sales and Service Co., Ltd. and Hezhong (Tianjin) International Development Co., Ltd.
10.9*	Booth and (or) Office Tenancy Contract, dated December 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.10*	Office Tenancy Contract, dated January 1, 2017, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1(9)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016.

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

(3) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016.

(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2015.

(5) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

(6) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2016.

(7) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 14, 2016.

(8) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 7, 2016.

(9) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.

*Filed herewith

CHINA AUTO LOGISTICS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheet of China Auto Logistics Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of China Auto Logistics Inc. and subsidiaries, as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported a net loss from continuing operations attributable to shareholders of $741,176 and has net cash used in operating activities from continuing operations of $49,991,945 for the year ended December 31, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Berstein & Pinchuk LLP

New York, New York

March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

China Auto Logistics Inc.

We have audited the accompanying consolidated balance sheet of China Auto Logistics Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of China Auto Logistics Inc. and subsidiaries, as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported a net loss from continuing operations attributable to shareholders of $9,554,918 and has net cash used in operating activities from continuing operations of $3,453,031 for the year ended December 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum

Irvine, CA

April 7, 2016

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS:
Current assets:
Cash and cash equivalents	$3,004,932	$7,119,686
Restricted cash	22,703,835	23,799,346
Receivable related to financing services, net	48,549,972	82,105,826
Inventories, net	13,049,065	12,163,511
Advances to suppliers, net	71,921,388	100,807,121
Prepaid expenses	376,581	29,372
Value added tax receivable	615,555	369,940
Total current assets	160,221,328	226,394,802

Property, plant, and equipment, net	317,282	72,742
Other assets	30,329	-
Non current assets of discontinued operations	-	61,755,609
Total assets	$160,568,939	$288,223,153

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$-	$2,131,009
Lines of credit related to financing services	47,081,763	73,004,179
Short term borrowings	12,961,389	67,290,734
Accounts payable	365,120	1,334,829
Notes payable to suppliers	25,922,779	33,509,483
Accrued expenses	131,128	273,497
Customer deposits	46,047,515	39,901,621
Deferred revenue	48,171	121,456
Due to former shareholder	1,956,625	2,093,182
Due to director	1,550,745	722,028
Income tax payable	580,058	656,098
Current liabilities of discontinued operations	-	36,158,416
Total current liabilities	136,645,293	257,196,532

Non current liability of discontinued operations	-	9,248,814
Total liabilities	136,645,293	266,445,346

Commitments and contingencies (Note 14)

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2016	2015

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of December 31, 2016 and 2015, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	3,939,898	5,776,306
Accumulated deficit	(3,363,566)	(7,347,222)
Total China Auto Logistics Inc. shareholders’ equity	23,560,100	21,412,852
Noncontrolling interests	363,546	364,955
Total equity	23,923,646	21,777,807

Total liabilities and shareholders’ equity	$160,568,939	$288,223,153

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Net revenue	$467,060,769	$446,344,447
Cost of revenue	464,099,247	442,944,716
Gross profit	2,961,522	3,399,731

Operating expenses:
Selling and marketing	700,928	761,307
General and administrative	1,869,156	1,649,559
Reserve for uncollectible account on receivable related to financing services	158,092	3,216,727
Impairment loss on goodwill and intangible asset	-	4,281,414
Total operating expenses	2,728,176	9,909,007

Income (loss) from operations	233,346	(6,509,276)

Other income (expenses):
Interest income	541,070	278,392
Interest expense	(1,519,016)	(2,858,299)
Gain (loss) on disposal of property and equipment	5,613	(8,085)
Loss on sale of equity interest in subsidiary	-	(210,895)
Foreign exchange gain	109,670	-
Miscellaneous	-	1,879
Total other expenses	(862,663)	(2,797,008)

Loss from continuing operations before income tax expense	(629,317)	(9,306,284)

Income tax expense	113,163	249,988

Net loss from continuing operations	(742,480)	(9,556,272)

Discontinued operations:
Income (loss) from operations of discontinued Airport Automall Automotive Services (including gain on disposal of $6,629,243 for 2016)	4,479,736	(3,435,730)
Income tax benefit	245,096	976,054
Net income (loss) from discontinued operations	4,724,832	(2,459,676)

Net income (loss)	3,982,352	(12,015,948)
Less: Net loss attributable to noncontrolling interests	(1,304)	(1,354)
Net income (loss) attributable to shareholders of China Auto Logistics Inc.	$3,983,656	(12,014,594)

Net income (loss) attributable to shareholders of China Auto Logistics Inc.
– continuing operations	$(741,176)	(9,554,918)
– discontinued operations	4,724,832	(2,459,676)
	$3,983,656	(12,014,594)
income (loss) per share attributable to shareholders of China Auto Logistics Inc. from
– continuing operations - basic and diluted	$(0.18)	(2.37)
– discontinued operations - basic and diluted	$1.17	(0.61)
Total income (loss) per share attributable to shareholders of China Auto Logistics Inc.	$0.99	$(2.98)

Weighted average number of common shares outstanding
- basic and diluted	4,034,494	4,034,494

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015

Net income (loss)	$3,982,352	$(12,015,948)

Other comprehensive loss
- Foreign currency translation adjustments	(1,836,513)	(1,553,261)

Comprehensive income (loss)	2,145,839	(13,569,209)

Less: Comprehensive (loss) income attributable to noncontrolling Interests	(1,409)	74

Comprehensive income (loss) attributable to shareholders of China Auto Logistics Inc.	$2,147,248	$(13,569,283)

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- controlling	Total
	Shares	Amount	Capital	Income	Deficit)	Interests	Equity

Balance as of December 31, 2014	4,034,394	$4,034	$22,979,734	$7,330,995	$4,667,372	$548,967	$35,531,102
Sale of Zhengji	-	-	-	-	-	(184,086)	(184,086)
Foreign currency translation adjustments	-	-	-	(1,554,689)	-	1,428	(1,553,261)
Net loss	-	-	-	-	(12,014,594)	(1,354)	(12,015,948)
Balance as of December 31, 2015	4,034,394	4,034	22,979,734	$5,776,306	$(7,347,222)	364,955	21,777,807
Foreign currency translation adjustments	-	-	-	(1,836,408)	-	(105)	(1,836,513)
Net income	-	-	-	-	3,983,656	(1,304)	3,982,352
Balance as of December 31, 2016	4,034,394	$4,034	$22,979,734	$3,939,898	$(3,363,566)	$363,546	$23,923,646

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$3,982,352	$(12,015,948)
Add: loss from discontinued operations	1,904,411	2,459,676

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	80,709	165,950
(Gain) loss on disposal of property and equipment	(5,613)	8,085
Impairment loss on goodwill and intangible asset	-	4,281,414
Reserve for uncollectible account on receivable related to financing services	158,092	3,216,727
(Recovery) allowance for uncollectible advances to suppliers	(75,267)	102,573
Gain on sale of Zhonghe	(6,629,243)	-
Loss on sale of equity interest in subsidiary	-	210,895

Changes in operating assets and liabilities:
Restricted cash	(33,595,344)	(12,828,262)
Receivables related to financing services	29,317,679	11,541,198
Inventories	(2,009,455)	(282,015)
Advances to suppliers	(65,408,469)	(37,540,818)
Prepaid expenses, other current assets and other assets	(365,559)	(6,936)
Value added tax receivable	(284,980)	71,697
Other assets	(31,702)	-
Accounts payable	(922,577)	1,295,039
Lines of credit related to financing services	(22,117,471)	13,906,901
Notes payable	35,751,865	18,898,271
Accrued expenses	247,112	(38,617)
Customer deposits	10,114,574	3,769,780
Deferred revenue	(68,318)	(685,079)
Income tax payable	(34,741)	16,438
Cash used in operating activities from continuing operations	(49,991,945)	(3,453,031)
Cash used in operating activities from discontinued operations	(322,172)	(3,927,010)
Net cash used in operating activities	(50,314,117)	(7,380,041)

Cash flows from investing activities:
Cash proceeds from sale of Zhonghe, net of cash at Zhonghe of $172,812 and amount owed to Zhonghe of $4,023,656	21,385,037	-
Sale of equity interest in subsidiary	-	3,048,483
Proceeds from sales of property and equipment	8,430	11,197
Purchase of property and equipment	(336,949)	(3,603)
Cash provided by investing activities from continuing operations	21,056,518	3,056,077
Cash provided by investing activities from discontinued operations	-	1,865,702
Net cash provided by investing activities	21,056,518	4,921,779

Cash flows from financing activities:
Bank overdraft	(2,082,149)	(167,582)
Proceeds from short-term borrowings	86,557,148	73,464,249
Repayments of short-term borrowings	(59,726,535)	(71,250,503)
Proceeds from a director	686,185	599,120
Repayment of amount due to director	-	(454,280)
Cash provided by financing activities from continuing operations	25,434,649	2,191,004
Cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	25,434,649	2,191,004
Effect of exchange rate change on cash	(291,804)	(407,008)
Net decrease in cash and cash equivalents	(4,114,754)	(674,266)
Cash and cash equivalents at the beginning of year	7,119,686	7,793,952
Cash and cash equivalents at the end of year	$3,004,932	$7,119,686

Supplemental disclosure of cash flow information:
Interest paid	$6,148,825	$11,525,429
Income taxes paid	$147,905	$193,615

Non cash investing activities:
Amount due to Zhengji to offset the sales price of equity interest in Zhengji	$-	$5,231,941
Assumption of outstanding payable to former owner of Zhonghe by Huitong to offset the sale price of Zhonghe	$36,137,505	$-

The accompanying notes form an integral part of these consolidated financial statements

CHINA AUTO LOGISTICS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

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

China Auto Logistics Inc. was incorporated on February 22, 2005 in the State of Nevada.

On November 10, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ever Auspicious International Limited, a Hong Kong company (“HKCo”) and Bright Praise Enterprises Limited, a British Virgin Islands company and the sole shareholder of HKCo, pursuant to which the Company acquired all of the issued and outstanding capital stock of HKCo, from Bright Praise Enterprises Limited in exchange for approximately 64.64% of the Company’s issued and outstanding common stock (the “Exchange”). As a result of the Exchange, HKCo became the Company’s wholly owned subsidiary. The Company’s primary business operations became those of HKCo.

On October 17, 2007, Ever Auspicious International Limited, a Hong Kong company (“HKCo”) was incorporated in Hong Kong to act as a holding company for Shisheng. On November 1, 2007, HKCo entered into a Share Exchange Agreement with Cheng Weihong, Xia Qiming, and Qian Yuxi (collectively, the “Sellers”), pursuant to which the Sellers transferred their interest in Shisheng to HKCo for an aggregate purchase price of $12,067,254 (RMB95,000,000). As a result of this transaction, HKCo owns all of the capital stock of Shisheng.

In September 1995, Shisheng was founded by Mr. Tong Shiping and his family as a private company under the name “Tianjin Tariff-Free Zone Shisheng Property Management Corp.”, which was subsequently renamed as Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. Its core business was selling the domestically manufactured automobile model CHARADE, which had 10% of the automobile market share in China between 1995 and 2000. With the increased popularity of imported cars and the maturation of the Internet, Shisheng switched its core business to the sale of imported automobiles. Shisheng owns 98% of Tianjin Ganghui Information Technology Corp., which is currently inactive, and 98% of Tianjin Hengjia Port Logistics Corp., which provides web-based, real-time information on imported automobiles and Automobile Value Added Services to wholesalers and distributors in the imported vehicle sales and trading industry.

On September 23, 2015, the Company sold its 98% equity interest in Zhengji International Trading Corp. (“Zhengji”), which was owned by Shisheng and was engaged in automobile sales, to Mr. Wu Xiang Yang, an unrelated party, at a price of $3,048,483 (net of cash of $7,408 at Zhengji and amount due to Zhengji of $5,231,941). Zhengji’s assets consisted of automobile inventories of $3,422,658, other assets of $12,493 and other current liabilities of $2,329 on the disposal date resulting a loss on sale of equity interest in subsidiary in the amount of $210,895 after consideration of the non controlling interest of $173,444 in Zhengji. Zhengji had no material operations during 2015 through the disposal date.

On June 1, 2016, Shisheng entered into (i) an Equity Transfer Agreement (“Equity Transfer Agreement”) with Wuxi Huitong Automobile Sales and Service Co., Ltd. (“Huitong”) to sell 100% of the equity of Tianjin Zhonghe Auto Sales Service Co., Ltd. (“Zhonghe”), our former wholly owned subsidiary acquired in November 2013, and (ii) a Debt Transfer Agreement, by and among Shisheng, Huitong, and Hezhong (the “Debt Transfer Agreement”). At the time, Zhonghe was the owner and operator of the Airport International Automall located in the Tianjin Airport Economic Area and the 40%owner of Car King Tianjin. Under the terms of the Zhonghe Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $61.7 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong. Upon the completion of this transaction, the Company relinquished ownership of the Airport International Automall property and its 40% ownership of Car King Tianjin. Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued.

(2)	Going Concern and Summary of Significant Accounting Policies

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2017. There can be no assurance that its continuing efforts to execute our business plan will be successful and that the Company will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the year ended December 31, 2016 was $741,176 as compared to $9,554,918 for the year ended December 31, 2015. The operating results for the years ended December 31, 2016 and 2015 included $0 and $4,281,414, respectively, of net losses related to impairment loss on goodwill and intangible asset.

Net cash used in operations from continuing operations during the years ended December 31, 2016 and 2015 was $49,991,945 and $3,453,031, respectively.

On June 1, 2016, the Company sold 100% of the equity interest in Zhonghe to Huitong for approximately $61.7 million and entered into an agreement to transfer the outstanding payable balance related to the Zhonghe acquisition of approximately $36.1 million to Huitong. We received a net cash proceeds of approximately $21.4 million ($25.6 million cash proceeds net of cash at Zhonghe of approximately $173,000 and amount owed to Zhonghe of approximately $4 million.) The proceeds of this sale have been used for our working capital.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company’s plan continues to be to develop new customer relationships and substantially increase our cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to execute its business plan for 2017. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has estimated the fair value amounts of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the carrying value of the Company’s receivables related to financing services, value added tax receivable, inventories, prepaid expenses, deferred rent, accounts payable, advances to suppliers, bank overdraft, lines of credit related to financing services, short-term borrowings, notes payable to suppliers, accrued expenses, customer deposits, deferred revenue, due to director, other current payable, and income tax payable as of December 31, 2016 and 2015 approximate fair value.

Other Comprehensive Income

Other comprehensive income consists of other gains and losses affecting shareholders’ equity that, under US GAAP, are excluded from net income. The changes in other comprehensive income of $(1,836,408) and $(1,554,689) for the years ended December 31, 2016 and 2015, respectively, are foreign currency translation adjustments.

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

Major Customers

During the years ended December 31, 2016, two customers accounted for an aggregate of 38% of the Company’s net revenue. During the year ended December 31, 2015, one customer accounted for 25% of the Company’s net revenue. Sales to this customer were related to the Sales of Automobiles segment.

Major Suppliers

Two suppliers accounted for an aggregate of 28% and 30% of the Company’s purchases during the years ended December 31, 2016 and 2015, respectively. Purchases from these suppliers were related to the Sales of Automobiles segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash at banks and on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company’s deposits in banks located in the PRC and Hong Kong are not fully protected by insurance and such uninsured amounts totaled $2,853,274 and $7,007,902 as of December 31, 2016 and 2015, respectively.

Restricted Cash

The Company is required to maintain certain amounts of cash in its banks to secure certain banks’ letters of credit issued to its customers, certain draws on its lines of credit, short-term borrowings and notes payable to suppliers. Restricted cash to secure these bank lines is not protected by any insurance and such restricted cash totaled $22,703,835 and $23,799,346 as of December 31, 2016 and 2015, respectively.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the year ended December 31, 2016 and 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds were used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of December 31, 2016 and 2015, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $3,031,554 and $3,081,331, respectively.

Inventories

Inventories consist primarily of the purchase cost of automobiles valued at the lower of cost (determined by specific identification method) or market (net realizable). As of December 31, 2016 and 2015, there was no reserve for obsolescence.

Advances to suppliers

Advances to suppliers consist primarily of advance payments to suppliers for automobile purchases. As of December 31, 2016 and 2015, the reserve for potential uncollectible accounts amounted to $111,684 and $196,512, respectively.

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

The Company engaged a third party specialist to perform a real estate appraisal for the Airport International Auto Mall included in the discontinued Airport Auto Mall Automotive Services reporting unit at December 31, 2015. The Company determined that the fair value of the Airport International Auto Mall exceeded its carrying value. The fair value was determined using three approaches including (i) the income approach which is based on the estimated future discounted cash flow generated from this property, (ii) the market approach which is based on the current market value of comparable properties, and (iii) the replacement cost approach. Based on results of the real estate appraisal, the fair market value exceeded the carrying value of the Airport International Auto Mall at December 31, 2015. As a result, the Company recorded no impairment on the Airport International Auto Mall during the year ended December 31, 2015.

Goodwill and Acquired Intangible Assets Impairment

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

As of December 31, 2015, the Company performed an impairment test on its goodwill and customer relationships for the Sales of Automobiles unit which was initially acquired through the Zhonghe acquisition. Zhonghe was disposed on June 1, 2016. Due to the uncertainties on implementation of the retail automobile sales and the historical net loss incurred by Zhonghe’s sales of automobile reporting unit, the Company believed the indicators for impairments existed at December 31, 2015. As a result, the Company conducted a 2-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the Sales of Automobiles unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of Sales of Automobiles unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, was recognized as an impairment loss. Upon the completion of the evaluation, the Company concluded that an impairment on the goodwill existed at December 31, 2015. The fair values were estimated based on the future discounted cash flow generated from this reporting unit. As a result, the Company recorded an impairment loss on goodwill of $3,962,422 related to the Sales of Automobiles unit for the fiscal year 2015.

Intangible Assets

As of December 31, 2015, intangible assets consist of customer relations arose from the Zhonghe Acquisition. Amortization is calculated using the straight-line method over five years. Intangible assets are carried at cost less accumulated amortization. As of December 31, 2015, the Company performed a detailed quantitative impairment test on the customer relations. The Company performed Step 1 of quantitative goodwill impairment test and determined the carrying value of the customer relations for the Sales of Automobiles unit was less than the fair value indicating impairment. The customers acquired from the Zhonghe acquisition on November 30, 2013 generated substantially less sales during the year ended December 31, 2015 compared to those in 2014 and the periods prior to the Company’s acquisition. The Company measured the carrying amount of the intangible asset against the estimated undiscounted future cash flows associated with this asset. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon the completion of the impairment evaluation, the Company concluded that an impairment on the customer relations existed at December 31, 2015. As a result, the Company recorded an impairment loss on customer relations of $318,992 related to the Sales of Automobiles unit for the fiscal year of 2015.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling interest stockholders’ proportionate share of the equity of Hengjia and Ganghui. The noncontrolling interests in 2016 and 2015 are summarized as below:

	As of December 31,
	2016	2015

Hengjia	2.0%	2.0%
Ganghui	2.0%	2.0%

The noncontrolling interests in Hengjia and Ganghui that are not owned by the Company are shown as “noncontrolling interests” in the consolidated balance sheets as of December 31, 2016 and 2015 and “net income (loss) attributable to noncontrolling interests” in the consolidated statements of operations for the years ended December 31, 2016 and 2015. On September 23, 2015, the Company sold its 98% equity interest in Zhengji and therefore the 2% noncontrolling interest in Zhengji no longer existed at December 31, 2016 and 2015.

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

Advertising

The Company expenses advertising costs when incurred. The Company incurred approximately $8,000 and $14,000 of advertising expenses for the years ended December 31, 2016 and 2015, respectively. Advertising expense is included in the caption “Selling and Marketing” within operating expenses on the consolidated statements of income.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2016 and 2015.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2016 and 2015, the Company did not have any common stock equivalents, therefore, the basic earnings (loss) per share is the same as the diluted earnings (loss) per share.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company expects to adopt this standard using the modified retrospective approach beginning in the first quarter of 2018. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our assessments.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The Company adopted this standard during the fourth quarter of 2016. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements..

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

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We plan to adopt the guidance in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13 (ASU 2016-13) “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the future adoption of this standard on its consolidated Statements of Cash Flows.

In October 2016, the FASB issued Accounting Standards Update 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230), to require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of restricted cash and restricted cash equivalent balances. The new guidance will be effective for fiscal years beginning after December 15, 2017, including the interim periods within those years. Early adoption is permitted and the new guidance is applied retrospectively. The Company is in the process of evaluating the impact of adoption on its consolidated statement of cash flows and disclosures.

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

Under the terms of the Equity Transfer Agreement, the sale price for the Zhonghe equity was approximately $61.8 million (RMB 410,000,000). The sale price was payable in two parts: (i) Huitong paid Shisheng approximately $25.6 million (RMB 169,938,192) in cash and (ii) under the terms of the Debt Transfer Agreement, Huitong assumed Shisheng’s outstanding payment obligations to Hezhong of $36.1 million (RMB 240,061,808) under the Equity Transfer Agreement, dated November 30, 2013, by and between Hezhong and Shisheng. Upon signing, Shisheng transferred control of Zhonghe to Huitong.

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

Zhonghe operated in two segments, Sales of Automobiles and Airport Automall Automotive Services. As a result of the sale of Zhonghe, the airport automall automotive services unit has been discontinued. The details of the net assets sold by segments are shown below:

		Airport Auto Mall
	Sales of Automobiles	Automotive Services	Total
Sale price	$310,422	$61,408,588	$61,719,010

Cash	-	172,811	172,811
Restricted cash	33,117,518	-	33,117,518
Inventories	254,364	-	254,364
Advances to suppliers	88,802,719	-	88,802,719
Due to Shisheng	-	4,023,656	4,023,656
Other current assets	3,652	606,714	610,366
Property and equipment	-	58,953,246	58,953,246
Short-term borrowings	(79,030,440)	-	(79,030,440)
Notes payable to suppliers	(41,396,897)	-	(41,396,897
Customer deposits	(969,521)	-	(969,521)
Deferred tax liabilities	-	(8,901,815)	(8,901,815)
Other current liabilities	(470,973)	(75,267)	(546,240)
Total net assets	310,422	54,779,345	55,089,767

Gain on sale, net of tax	$-	$6,629,243	$6,629,243

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

Interest expense allocated to the discontinued operation was the interest expense directly related to financing the Zhonghe acquisition and the operations of the Automobiles and Airport Automall Automotive Services unit.

The loss from discontinued operations presented in the condensed statements of operations consists of the following for the period from January 1, 2016 through May 31, 2016 and the year ended December 31, 2015:

	Period from January 1, through May 31, 2016	Year Ended December 31, 2015

Net revenue	$306,839	$1,787,294
Cost of revenue	-	-
Gross profit	306,839	1,787,294

Operating expenses	939,136	778,140
(Loss) income from discontinued operations	(632,297)	1,009,154
Other expenses	(1,517,210)	(4,444,884)
Loss from discontinued operations before income tax benefits	(2,149,507)	(3,435,730)
Gain on sale of discontinued operations	6,629,243	-
Gain (loss) on discontinued operations before income tax benefits	4,479,736	(3,435,730)
Income tax benefit	(245,096)	(976,054)
Net income (loss) from discontinued operations	$4,724,832	$(2,459,676)

The Company accounted for the Zhonghe’s 40% equity interest in Car King Tianjin using the equity method of accounting prior to the sale of Zhonghe. The results of operations and financial position of the Company’s equity basis investments through May 31, 2016 are summarized below:

Condensed statements of operations information:	Period from January 1, through May 31, 2016	Year Ended December 31, 2015

Net sales	$1,378,878	$8,059,578

Gross profit	$1,102,205	$2,506,168

Net loss	$(667,958)	$(2,190,676)

Condensed balance sheet information:	As of May 31, 2016	As of December 31, 2015

Current assets	$537,738	$629,912

Non current assets	775,716	860,671

Total assets	$1,313,454	$1,490,583

Current liabilities	$4,245,268	$3,792,402

Shareholders’ deficit	(2,931,814)	(2,301,819)

Liabilities and shareholders’ deficit	$1,313,454	$1,490,583

(3)	Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	As of December 31,
	2016	2015

Collateral for bank’s issuance of letters of credit to the Company’s customers	$2,541,674	$4,921,950
Collateral for notes payable to suppliers	20,162,161	18,877,396
	$22,703,835	$23,799,346

(4)	Property and Equipment, Net

A summary of property and equipment is as follows:

	As of December 31,
	2016	2015

Computers	72,134	74,057
Office equipment, furniture and fixtures	44,766	44,731
Leasehold improvements	149,338	32,354
Automobiles	1,038,686	970,810
	1,304,924	1,121,952
Less: Accumulated depreciation and amortization	(987,642)	(1,049,210)
	$317,282	$72,742

Depreciation and amortization expense for property and equipment amounted to $80,709 and $56,581 for the years ended December 31, 2016 and 2015, respectively.

(5)	Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows:

Sales of Automobiles Unit

Balance as of December 31, 2015	4,013,416
Impairment loss	(3,962,422)
Translation adjustment	(50,994)
Balance as of December 31, 2015	$-

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

(6)	Intangible Asset, Net

As of December 31, 2015, the balance for customer relations related to the Sales of Automobiles unit is summarized as follows:

	Life	Cost	Foreign currency translation adjustments	Less: Accumulated Impairment	Less: Accumulated Amortization	Net Carrying Amount
Intangible asset subject to amortization – Customer Relations
As of December 31, 2015	5 years	$555,002	$(17,749)	$(318,992)	$(218,261)	$-

Amortization expense for intangible assets was $0 and $109,369 for the year ended December 31, 2016 and 2015, respectively.

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

(7)	Bank Overdraft

In January 2015, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,131,009 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6.72% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in December 2015. The outstanding balance of the facility was $2,131,009 as of December 31, 2015.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $2,317,843 and $3,206,455 for the years ended December 31, 2016 and 2015, respectively.

A summary of the Company’s lines of credit related to financing services follows:

China Merchants Bank

In March 2015, the Company entered into a facility line of credit agreement with China Merchants Bank, pursuant to which the Company can borrow a maximum amount of $10,081,081 (RMB70,000,000). Borrowings under this facility line of credit bear interest at rates to be determined upon drawing and bear interest at rates ranging from 4.11% to 4.79% per annum, during the three months ended September 30, 2016 and borrowings under this facility were repayable within 3 months from the dates of drawing. As of December 31, 2015, the Company had an outstanding balance of $6,613,276 under this facility line of credit. This facility line of credit is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matured in March 2016 which was not renewed.

Agricultural Bank of China

In September 2015 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $69,127,411 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 3.60% to 5.01% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $33,531,505, respectively, under this facility line of credit. This facility matured in September 2016.

In September 2016 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $69,127,411 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 3.60% to 5.07% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $28,926,623 and $0, respectively, under this facility line of credit. This facility matures in September 2017.

PuDong Development Bank

In December 2015, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $17,281,853 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.47% to 5.76% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $8,091,241, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity, which is a supplier of the Company, and matured in December 2016.

In December 2016, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $17,281,853 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.47% to 5.76% per annum, and are repayable within 3 months from the dates of drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $7,156,970 and $0, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two non-related entity, which are suppliers of the Company, and matures in December 2017.

China Zheshang Bank

In August 2015, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $25,922,779 (RMB180,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s former subsidiary, (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bore interest at rates ranging from 4.5% to 5.3% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $8,374,161, respectively, under this facility line of credit. This facility matured in August 2016.

In August 2016, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $31,683,397 (RMB220,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of December 31, 2016, the Company had outstanding balances of $7,045,426 under this facility line of credit. This facility matures in August 2017.

Industrial and Commercial Bank of China

In June 2015, the Company entered into a facility line of credit agreement with Industrial and Commercial Bank of China, pursuant to which the Company can borrow a maximum amount of $14,401,544 (RMB100,000,000). This facility line of credit is guaranteed by Zhonghe, the Company’s former subsidiary. Borrowings under this facility line of credit bear interest at rates ranging from 3.2% to 4.25% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $5,431,703, respectively, under this facility line of credit. This facility matured in June 2016 and was not renewed.

China Minsheng Bank

In April 2015, the Company entered into a facility line of credit agreement with China Minsheng Bank, pursuant to which the Company can borrow a maximum amount of $11,521,235 (RMB80,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, and (iv) Zhonghe, the Company’s former subsidiary. Borrowings under this facility line of credit bore interest at rates ranging from 0.19% to 1.66% per annum, and were repayable on the due dates, which were determined prior to each draw. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $6,248,270, respectively, under this facility line of credit. This facility matured in April 2016 and was not renewed.

Shengjing Bank

In November 2015, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,200,772 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. Borrowings under this facility line of credit bear interest at rates ranging from 4.8% to 6.0% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $0 and $4,714,023 under this facility line of credit. This facility matured in November 2016.

In November 2016, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,200,772 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. Borrowings under this facility line of credit bear interest at rates ranging from 4.8% to 5.2% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of December 31, 2016 and December 31, 2015, the Company had outstanding balances of $3,952,744 and $0 under this facility line of credit. This facility matures in November 2017.

(9)	Short Term Borrowings

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

In August 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,546,397 (RMB36,000,000). The outstanding balance totaled $0 and $5,546,397 as of June 30, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.06% per annum, matured in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In September 2015, the Company entered into a working capital loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $3,389,465 (RMB22,000,000). The outstanding balance totaled $0 and $3,389,465 as of June 30, 2016 and December 31, 2015, respectively. This short term loan bears interest at a rate of 5.06% per annum, matured in August 2016, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In January 2016, the Company entered into three working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreement, the Company can borrow up to $12,193,268 (RMB81,000,000). The outstanding balance totaled $0 and $0 as of June 30, 2016 and December 31, 2015, respectively. These short term loans bear interest at a rate of 4.785% per annum, matured in January 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. This loan was disposed of as a result of sale of Zhonghe.

In June 2016, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $6,336,679 (RMB44,000,000). One of the loan agreements in the amount of $576,062 (RMB4,000,000) expired in September 2016 and the outstanding balance was repaid. The other loan agreement had an outstanding balance of $5,760,618 as of December 31, 2016. The other loan agreement bears interest at a rate of 4.785% per annum, matured in January 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

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

In December 2015, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,081,332 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 4.35% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Zhonghe, the Company’s former subsidiary, and (v) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,081,332 as of December 31, 2015. These loans matured in June 2016.

In July and August 2016, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,320,463 (RMB30,000,000). Borrowings under these loan agreements bear interest at a rate of 5.655% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,320,463 and $0 as of December 31, 2016 and December 31, 2015, respectively. These loans matured in January and February 2017.

In November and December 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,880,308 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,880,308 and $0 as of December 31, 2016 and December 31, 2015, respectively. These loans mature in May and June 2017.

Tianjin Binhai Rural Commercial Bank

In July and August 2015, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of these agreements, the Company borrowed a maximum amount of $24,342,521 (RMB158,000,000). Borrowings under these loan agreements bear interest at a rate of 7.03% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Binhai Shisheng Trading Group Co., Ltd., the Company’s subsidiary, (v) Xin Jiang Kai Li Xing Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Xin Jiang Kai Yuan Heng Ji Real Estate Development Co., Ltd., a potential customer’s affiliate, (vii) Cheng Jun, shareholder of the Company’s supplier, (viii) Kai Li Xing Kong Automobile Sales Service Co., Ltd., a customer, and (ix) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The total outstanding balance of these agreements was $24,342,521 as of December 31, 2015. These loan agreements were originally scheduled to mature in July and August 2016 but were repaid early in March and April 2016.

In March 2016, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of these agreements, the Company borrowed a maximum amount of $11,290,063 (RMB75,000,000). Borrowings under these loan agreements bear interest at a rate of 6.525% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier (v) Cheng Jun, shareholder of the Company’s supplier, (vii) Kai Li Xing Kong Automobile Sales Service Co., Ltd., a customer, (viii) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. These loan agreements were originally scheduled to mature in March 2017. These loans were disposed of as a result of sale of Zhonghe.

In April 2016, the Company entered into two loan agreements with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $8,881,516 (RMB59,000,000). Borrowings under this loan agreement bear interest at a rate of 6.525% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (v) Cheng Jun, shareholder of the Company’s supplier, (vi) Xin Jiang Kai Li Xing Kong Automobile Sales Service Co., Ltd., a potential customer, (vi) Kai Li Xing Kong Automobile Sales Service Co., Ltd., a customer, and (viii) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. The Company repaid $15,353,836 (RMB99,000,000) during the three months ended March 31, 2016. These loan agreements mature in April 2017. These loans were disposed of as a result of sale of Zhonghe.

In April 2016, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank. Under the terms of this agreement, the Company borrowed a maximum amount of $32,515,381 (RMB216,000,000). Borrowings under this loan agreement bear interest at a rate of 6.4125% and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (v) Cheng Jun, shareholder of the Company’s supplier, (vi) Xin Jiang Kai Li Xing Kong Automobile Sales Service Co., Ltd., a potential customer, , (vii) Kai Li Xing Kong Automobile Sales Service Co., Ltd., a customer, and (viii) Tianjin Ying Zhi Jie International Logistics Co. , Ltd., a supplier. This loan agreement matures in April 2019. This loan was disposed of as a result of sale of Zhonghe.

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

Bank of Jinzhou

As of December 31, 2015, the Company had four outstanding notes payable to suppliers, matured in June 2016, in an aggregate amount of $5,392,331 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,698,020 (RMB17,512,036) as guaranteed funds, which was classified as restricted cash as of December 31, 2015.

As of December 31, 2015, the Company had five outstanding notes payable to suppliers, matured in January and February 2016, in an aggregate amount of $6,932,996 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,468,882 (RMB22,515,475) as guaranteed funds, which was classified as restricted cash as of December 31, 2015.

As of December 31, 2016, the Company had four outstanding notes payable to suppliers, which matured in May 2017, in an aggregate amount of $5,040,540 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,520,270 (RMB17,500,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2016.

As of December 31, 2016, the Company had five outstanding notes payable to suppliers, which matured in January 2017, in an aggregate amount of $6,480,695 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,240,347 (RMB22,500,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2016.

Tianjin Binhai Rural Commercial Bank

As of December 31, 2015, the Company had fifteen outstanding notes payable to suppliers, matured in February 2016, in an aggregate amount of $21,184,156 (RMB137,500,000), the payment of which was guaranteed by Tianjin Binhai Rural Commercial Bank for a period of six months. The Company was required to maintain approximately 60% of the note amounts, or $12,710,494 (RMB82,500,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2015.

Agricultural Bank of China

As of December 31, 2016, the Company had three outstanding notes payable to suppliers, matured in January 2017, in an aggregate amount of $14,401,544 (RMB100,000,000), the payment of which was guaranteed by Agricultural Bank of China for a period of one year. The Company was required to maintain approximately 100% of the note amounts, or $14,401,544 (RMB100,000,000) as guaranteed funds, which was classified as restricted cash as of December 31, 2016.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(11)	Income Taxes

China Auto and HKCo do not generate any income and therefore are not subject to US or Hong Kong income taxes. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in 2016 and 2015.

The components of loss before income tax expenses from continuing operations for the years ended December 31, 2016 and 2015 follows:

	Year ended December 31,
	2016	2015
Loss before income tax expenses from continuing operations
US Federal	$-	$	_
Non US	(629,317)		(9,306,284)
	(629,317)		(9,306,284)

The Company’s income tax expense from continuing operations amounted to $113,163 and $249,988 for the years ended December 31, 2016 and 2015, respectively, (an effective rate of -18.0% and -2.7% for 2016 and 2015, respectively). A reconciliation of the provision (benefit) for income taxes from continuing operations, with amounts determined by applying the statutory US federal income tax rate to income before income taxes, is as follows:

	Year ended December 31,
	2016	2015

Computed tax benefit at US federal statutory rate of 34%	$(213,968)	$(3,164,137)

Permanent differences:
Meals and entertainment (non-deductible portion)	38,178	23,565
Legal and professional fees (non-deductible portion)	213,368	213,203
Impairment loss on goodwill	-	1,347,223
Tax rate difference between US and PRC on foreign earnings	(9,947)	418,274
Write –off of deferred tax valuation allowance as a result of sale of Zhengji	-	522,337
Change in valuation allowance	19,810	794,897
Exchange rate change on valuation allowance	897	34,928
Other	64,825	59,698
	$113,163	$249,988

	Year ended December 31,
	2016	2015
Details of income taxes from continuing operations
Current
US Federal	$-	$-
PRC	113,163	249,988
Total current provision (benefit)	113,163	249,988

Deferred
US Federal	-	-
PRC	-	-
Total deferral benefit	-	-

Total income tax provision from continuing operations	$113,163	$249,988

	As of December 31,
	2016	2015
Details of deferred taxes from continuing operations
Deferred tax assets:
Net operating losses carryforwards	$39,767	$44,071
Allowance for doubtful account – receivable related to Financing Services	757,889	770,333
Allowance for doubtful account – advances to suppliers	27,920	49,128
	825,576	863,532
Valuation allowance	(825,576)	(863,532)
Total deferred tax asset	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $825,576 and $863,532 as of December 31, 2016 and 2015, respectively, are not more likely than not to be realized. Accordingly the Company provided a valuation allowance amounting to $825,576 and $863,532 against the deferred tax assets as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had unused net operating loss carryforward from its PRC subsidiaries in the amount of approximately $159,000 which may be applied against future taxable income and begins to expire after the year of 2019.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $17.3 million as of December 31, 2016. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company is subject to income taxes in the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s tax filings are subject to the US Federal tax bureau’s examination for a period up to three years and PRC tax bureau’s examination for a period up to 5 years. The Company is not currently under any examination by the PRC tax bureau.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2016 and December 31, 2015, the Company’s statutory reserve fund was approximately $2,317,000 and $2,126,000, respectively.

(13)	Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the years ended December 31, 2016 and 2015, the Company made aggregate borrowings from Ms. Cheng Weihong of $686,185 and $599,120, respectively, and made repayments of $0 and $454,280 to Ms. Cheng Weihong. As of December 31, 2016 and 2015, the outstanding balances due to Ms. Cheng Weihong were $1,550,745 and $722,028, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $1,956,625 and $2,093,182 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. In January 2015, December 2016, and February 2017, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of December 31, 2016 and 2015 are interest-free, unsecured and have no fixed term of repayment. During the years ended December 31, 2016 and 2015, there was no imputed interest charged in relation to these balances.

On September 1 2015, the Company and Tongshang Kai Li (Tianjin) Automobile Import Export Company Limited (“Tongshang Kai Li”) entered into a Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Tongshang Kai Li advanced funds, at an annual interest rate of 15%, to the Company for the Company’s short term working capital needs until December 31, 2015; the expiration date of the Loan Agreement. During the year ended December 31, 2015, the Company borrowed a total of $1,457,982 which incurred interest of $148,534. As of December 31, 2015 there were no outstanding balances due to Tongshang Kai Li as all amounts were repaid.

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

The Company leases certain office and marketing premises under non-cancelable leases. These office leases begin to expire in 2016. Rent expenses under operating leases were $325,264 for 2016 and $166,567 for 2015. The leases expire at various dates through 2016. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Future minimum lease payments under non-cancelable operating leases were as follows:

2017	$217,925
2018	181,993
2019	45,498
$445,416

(15)	Segment Information

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

Year Ended December 31, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$462,712,818	$4,314,291	$33,660	$-	$467,060,769
Cost of revenue	461,781,404	2,317,843	-	-	464,099,247

Operating expenses
Selling and marketing	332,940	332,941	35,046	-	700,927
General and administrative	336,996	336,995	28,083	1,167,083	1,869,157
Reserve for uncollectible account on receivable related to financing services	-	158,092	-	-	158,092
Total operating expenses	669,936	828,028	63,129	1,167,083	2,728,176
Income (loss) from operations	$261,478	$1,168,420	$(29,469)	$(1,167,083)	$233,346
Depreciation and Amortization	$31,366	$24,924	$10,177	$14,242	$80,709

Year Ended December 31, 2015

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$440,728,484	$5,567,208	$48,755	$-	$446,344,447
Cost of revenue	439,577,424	3,367,292	-	-	442,944,716

Operating expenses
Selling and marketing	359,506	359,506	42,295	-	761,307
General and administrative	288,673	288,673	41,239	1,030,974	1,649,559
Reserve for uncollectible account on receivable related to financing services	-	3,216,727	-	-	3,216,727
Impairment on goodwill and intangible assets	4,281,414	-	-	-	4,281,414
Total operating expenses	4,929,593	3,864,906	83,534	1,030,974	9,909,007
Income (loss) from operations	$(3,778,533)	$(1,664,990)	$(34,779)	$(1,030,974)	$(6,509,276)
Depreciation and Amortization	$140,418	$10,815	$8,536	$6,181	$165,950

Total Assets

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Discontinued	Total

As of December 31, 2016	$107,042,952	$53,135,295	$57,501	$333,191	$-	$160,568,939
As of December 31, 2015	$136,370,503	$89,374,861	$361,090	$361,090	$61,755,609	$288,223,153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Name:	Tong Shiping
Title:	Chief Executive Officer

By:	/s/ Wang Xinwei
Name:	Wang Xinwei
Title	Chief Financial Officer

Dated: March 28, 2017

53

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

Signature	Title	Date

/s/ Tong Shiping	Chief Executive Officer and Director	March 28, 2017
Tong Shiping	(Principal Executive Officer)

/s/ Wang Xinwei	Chief Financial Officer, Treasurer, Vice President and Director	March 28, 2017
Wang Xinwei	(Principal Accounting Officer)

/s/ Cheng Weihong	Senior Vice President (Head of Human Resources and	March 28, 2017
Cheng Weihong	General Administration) and Director

/s/ Howard S. Barth	Director	March 28, 2017
Howard S. Barth

/s/ Lv Fuqi	Director	March 28, 2017
Lv Fuqi

/s/ Yang Lili	Director	March 28, 2017
Yang Lili

/s/ Bai Shaohua	Director	March 28, 2017
Bai Shaohua

54

Index to Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Loan Agreement, dated September 1, 2015, by and between the Company and Tongshang Kai Li Automobile Import Export Company Limited
10.2(4)	Payment Extension Agreement, dated November 10, 2015, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
10.3(5)	Office Tenancy Contract, dated February 18, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.4(6)	Payment Extension Agreement, dated May 12, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Hezhong International Development Co., Ltd.
10.5(7)	Office Tenancy Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.6(7)	Office Management Contract, dated effected as of April 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.7(8)	Equity Transfer Agreement, dated June 1, 2016, by and between Tianjin Binhai Shisheng Trading Group Co., Ltd. and Wuxi Huitong Automobile Sales and Service Co., Ltd.
10.8(8)	Debt Transfer Agreement, dated June 1, 2016, by and among Tianjin Binhai Shisheng Trading Group Co., Ltd., Wuxi Huitong Automobile Sales and Service Co., Ltd. and Hezhong (Tianjin) International Development Co., Ltd.
10.9*	Booth and (or) Office Tenancy Contract, dated December 1, 2016, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
10.10*	Office Tenancy Contract, dated January 1, 2017, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
14.1(9)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016.

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

(3) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016.

(4) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2015.

(5) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on April 7, 2016.

(6) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2016.

(7) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 14, 2016.

(8) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 7, 2016.

(9) Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 24, 2008.

*Filed herewith

55