Form 10-Q
period 2017-03-31
China Auto Logistics Inc
filed 2017-05-15
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common Stock, $.001 par value per share	4,034,394 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$3,003,497	$3,004,932
Restricted cash	10,074,978	22,703,835
Accounts receivable	1,451,267	-
Receivable related to financing services, net	41,544,212	48,549,972
Inventories	12,013,616	13,049,065
Advances to suppliers, net	66,914,400	71,921,388
Prepaid expenses	34,967	376,581
Value added tax receivable	350,956	615,555
Total current assets	135,387,893	160,221,328

Property, plant, and equipment, net	299,136	317,282
Other assets	30,563	30,329
Total assets	$135,717,592	$160,568,939

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit related to financing services	$39,787,152	$47,081,763
Short term borrowings	13,061,405	12,961,389
Accounts payable	1,358,132	365,120
Notes payable to suppliers	11,610,137	25,922,779
Accrued expenses	149,987	131,128
Customer deposits	41,599,221	46,047,515
Deferred revenue	54,854	48,171
Due to former shareholder	1,971,723	1,956,625
Due to director	1,634,987	1,550,745
Income tax payable	489,987	580,058
Total current liabilities	111,717,585	136,645,293

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	4,151,790	3,939,898
Accumulated deficit	(3,498,812)	(3,363,566)
Total China Auto Logistics Inc. shareholders’ equity	23,636,746	23,560,100
Noncontrolling interests	363,261	363,546
Total equity	24,000,007	23,923,646

Total liabilities and shareholders’ equity	$135,717,592	$160,568,939

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
	2017	2016

Net revenue	$110,533,781	$137,064,018
Cost of revenue	110,069,887	136,112,906
Gross profit	463,894	951,112

Operating expenses:
Selling and marketing	182,598	184,081
General and administrative	612,623	556,009
Recovery from reserve for uncollectible account on receivable related to financing services	(290,353)	(68,813)
Total operating expenses	504,868	671,277

(Loss) income from operations	(40,974)	279,835

Other income (expenses):
Interest income	16,269	196,350
Interest expense	(206,344)	(602,039)
Gain on disposal of property and equipment	-	2,707
Foreign exchange gain	1,143	-
Miscellaneous	-	1,569
Total other expenses	(188,932)	(401,413)

Loss from continuing operations before income tax expense	(229,906)	(121,578)

Income tax (benefit) expense	(94,579)	65,969

Net loss from continuing operations	(135,327)	(187,547)

Discontinued operations:
Loss from operations of discontinued Airport Automall Automotive Services	-	(1,021,108)
Income tax benefit	-	(147,713)
Net loss from discontinued operations	-	(873,395)

Net loss	(135,327)	(1,060,942)
Less: Net loss attributable to noncontrolling interests	(81)	(25)
Net loss attributable to shareholders of China Auto Logistics Inc.	$(135,246)	(1,060,917)

Net loss attributable to shareholders of China Auto Logistics Inc.
– continuing operations	$(135,246)	(187,522)
– discontinued operations	-	(873,395)
	$(135,246)	(1,060,917)
Loss per share attributable to shareholders of China Auto Logistics Inc. from
– continuing operations - basic and diluted	$(0.03)	(0.05)
– discontinued operations - basic and diluted	$-	(0.21)
Total loss per share attributable to shareholders of China Auto Logistics Inc.	$(0.03)	$(0.26)

Weighted average number of common shares outstanding
- basic and diluted	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net loss	$(135,327)	$(1,060,942)

Other comprehensive income
Foreign currency translation adjustments	211,688	152,494

Comprehensive income (loss)	76,361	(908,448)

Add: Comprehensive loss attributable to noncontrolling interests	(285)	(9)

Comprehensive income (loss) attributable to shareholders of China Auto Logistics Inc.	$76,646	$(908,439)

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(135,327)	$(1,060,942)
Add: loss from discontinued operations	-	873,395

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Recovery on reserve for uncollectible account on receivable related to financing services	(290,353)	(68,813)
Depreciation on property, plant and equipment	21,879	9,234
Gain on sale of property and equipment	-	(5,702)

Changes in operating assets and liabilities:
Restricted cash	12,808,420	(15,046,585)
Accounts receivable - trade	(1,451,763)	-
Receivables related to financing services	7,673,264	18,706,213
Inventories	1,136,529	(10,321,688)
Advances to suppliers	5,563,861	(79,577)
Prepaid expenses, other current assets and other assets	344,638	3,142
Value added tax receivable	269,441	(1,707,930)
Accounts payable	990,532	1,983,994
Line of credit related to financing services	(7,660,527)	(12,176,165)
Notes payable to suppliers	(14,517,627)	15,291,689
Accrued expenses	18,193	(26,560)
Customer deposits	(4,805,254)	6,461,553
Deferred revenue	6,315	(8,140)
Income tax payable	(94,579)	3,503
Cash (used in) provided by operating activities from continuing operations	(122,358)	2,830,621
Cash used in operating activities from discontinued operations	-	(17,589)
Net cash (used in) provided by operating activities	(122,358)	2,813,032

Cash flows from investing activities
Proceeds from sale of property and equipment	-	8,563
Purchase of property and equipment	(1,278)	(120,436)
Cash provided by investing activities from continuing operations	(1,278)	(111,873)
Cash provided by investing activities from discontinued operations	-	-
Net cash used in investing activities	(1,278)	(111,873)

Cash flows from financing activities
Bank overdraft	-	168,552
Proceeds from short-term borrowings	4,355,288	28,442,541
Repayments of short-term borrowings	(4,355,288)	(33,452,706)
Proceeds from director	99,998	161,486
Cash provided by (used in) financing activities from continuing operations	99,998	(4,680,127)
Cash provided by financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	99,998	(4,680,127)

Effect of exchange rate change on cash	22,203	19,719

Net decrease in cash and cash equivalents	(1,435)	(1,959,249)

Cash and cash equivalents at the beginning of period	3,004,932	7,119,686
Cash and cash equivalents at the end of period	$3,003,497	$5,160,437

Supplemental disclosure of cash flow information
Interest paid	$667,892	$1,554,729
Income taxes paid	$-	$62,466

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of March 31, 2017 and the results of its operations, and cash flows for the three-month periods ended March 31, 2017 and 2016. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that the Company will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the three months ended March 31, 2017 was $135,246 as compared to $187,522 for the three months ended March 31, 2016.

Net cash used in operations from continuing operations during the three months ended March 31, 2017 was $122,358 and net cash provided by operations from continuing operations during the three months ended March 31, 2016 was $2,830,621.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company’s plan continues to be to develop new customer relationships and substantially increase our cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of March 31, 2017 and December 31, 2016 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectability of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the year ended December 31, 2016 and 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds were used to offset the outstanding receivable from this customer. During the three months ended March 31, 2017 and 2016, the Company recovered $290,353 and $68,813, respectively, from the reserve made in the previous periods. The Company will continue to pursue collecting the remaining receivable balance. As of March 31, 2017 and December 31, 2016, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $2,764,694 and $3,031,554, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of March 31, 2017 and December 31, 2016, there was no reserve for obsolescence.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2017 and 2016, the Company did not have any common stock equivalents, therefore, the basic loss per share is the same as the diluted loss per share.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. The standard is effective for public entities for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities, or retrospectively for all periods presented. The Company adopted this standard during the quarter ended March 31, 2017. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. The Company adopted this standard during the quarter ended March 31, 2017. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

(2)       Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	March 31,	December 31,
	2017	2016

Collateral for bank’s issuance of letters of credit to the Company’s customers	$4,269,909	$2,541,674
Collateral for notes payable to suppliers	5,805,069	20,162,161
	$10,074,978	$22,703,835

(3)       Property and Equipment

A summary of property and equipment is as follows:

	March 31,	December 31,
	2017	2016

Computers	73,968	72,134
Office equipment, furniture and fixtures	45,112	44,766
Leasehold improvements	150,490	149,338
Automobiles	1,046,701	1,038,686
	1,316,271	1,304,924
Less: Accumulated depreciation and amortization	(1,017,135)	(987,642)
	$299,136	$317,282

Depreciation and amortization expenses for property and equipment amounted to approximately $21,879 and $9,234 for the three months ended March 31, 2017 and 2016, respectively.

(4)       Bank Overdraft

In December 2016, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,176,901 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2017. There were no outstanding overdraft balances as of March 31, 2017 or December 31, 2016.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $465,040 and $676,867 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the Company’s lines of credit related to financing services follows:

Agricultural Bank of China

In September 2016 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $69,660,824 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 3.90% to 6.13% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of March 31, 2017 and December 31, 2016, the Company had outstanding balances of $32,634,693 and $28,926,623, respectively, under this facility line of credit. This facility matures in September 2017.

PuDong Development Bank

In December 2016, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $17,415,206 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.47% to 5.95% per annum, and are repayable within 3 months from the dates of drawing. As of March 31, 2017 and December 31, 2016, the Company had outstanding balances of $2,059,925 and $7,156,970, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two non-related entity, which are suppliers of the Company, and matures in December 2017.

China Zheshang Bank

In August 2016, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $31,927,878 (RMB220,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of March 31, 2017 and December 31, 2016, the Company had outstanding balances of $1,566,312 and $7,045,426, respectively, under this facility line of credit. This facility matures in August 2017.

Shengjing Bank

In November 2016, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,256,336 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. Borrowings under this facility line of credit bear interest at rates ranging from 5.0% to 5.3% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of March 31, 2017 and December 31, 2016, the Company had outstanding balances of $3,526,222 and $3,952,744 under this facility line of credit. This facility matures in November 2017.

Bank of Heibei

In March 2017, the Company entered into a facility line of credit agreement with Bank of Heibei, pursuant to which the Company can borrow a maximum amount of $7,256,336 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Binhai International Automall Ltd. Co., a customer. As of March 31, 2017, there was no outstanding balance under this facility line of credit. This facility matures in March 2018.

(6) Short Term Borrowings

Agricultural Bank of China

In June 2016, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $6,336,679 (RMB44,000,000). One of the loan agreements in the amount of $576,062 (RMB4,000,000) expired in September 2016 and the outstanding balance was repaid. The other loan agreement had an outstanding balance of $5,805,068 and $5,760,618 (RMB 40,000,000) as of March 31, 2017 and December 31, 2016, respectively. The other loan agreement bears interest at a rate of 4.785% per annum, matures in June 2017, and is guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

China Zheshang Bank

In July and August 2016, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,320,463 (RMB30,000,000). Borrowings under these loan agreements bore interest at a rate of 5.655% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $4,320,463 as of March 31, 2017 and December 31, 2016, respectively. These loans matured in January and February 2017.

In November and December 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,902,534 (RMB20,000,000). Borrowings under these loan agreements bear interest at a rate of 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,902,534 and $2,880,308 as of March 31, 2017 and December 31, 2016, respectively. These loans mature in May and June 2017.

In January and February 2017, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,353,802 (RMB30,000,000). Borrowings under these loan agreements bear interest at rates ranging between 5.655% and 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $4,353,803 and $0 as of March 31, 2017 and December 31, 2016, respectively. These loans mature in July and August 2017.

(7)       Notes Payable to Suppliers

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

Bank of Jinzhou

As of March 31, 2017, the Company had four outstanding notes payable to suppliers, which matured in May 2017, in an aggregate amount of $5,079,435 (RMB35,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $2,539,718 (RMB17,500,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2017.

As of March 31, 2017, the Company had nine outstanding notes payable to suppliers, which mature in July 2017, in an aggregate amount of $6,530,702 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $3,265,351 (RMB22,500,000) as guaranteed funds, which was classified as restricted cash as of March 31, 2017.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(8)       Major Customers and Suppliers

The following table sets out our major customers who individually accounted for over 10% of our total net sales during the three months ended March 31, 2017 and 2016, respectively:

	As a Percentage of Our Total Net Revenues
	Three Months Ended March 31,
	2017	2016
Tianjin Jing Dian Automobile Sales Information Ltd. Co.	13%	32%
Tianjin Binhai International Automall Ltd. Co.	20%	13%

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases during the three months ended March 31, 2017 and 2016, respectively:

	As a Percentage of Our Total Net Purchases
	Three Months Ended March 31,
	2017		2016
Tianjin Shi Mao International International Trading Ltd. Co.,	**	%	22%
Tianjin Ying Zhi Jie International Logistics Ltd. Co.,	10%		17%

** Accounted for less than 10% of our total net purchases.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2017 and December 31, 2016, the Company’s statutory reserve fund was approximately $2,325,000 and $2,317,000, respectively.

(10)       Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the three months ended March 31, 2017 and 2016, the Company made aggregate borrowings from Ms. Cheng Weihong of $99,998 and $161,486, respectively, and made repayments of $0 and $0 to Ms. Cheng Weihong. As of March 31, 2017 and December 31, 2016, the outstanding balances due to Ms. Cheng Weihong were $1,634,987 and $1,550,745, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $1,971,723 and $1,956,625 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. In January 2015, December 2016, and February 2017, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of March 31, 2017 and December 31, 2016 are interest-free, unsecured and have no fixed term of repayment. During the three months ended March 31, 2017 and 2016, there was no imputed interest charged in relation to these balances.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to our financing services and short-term borrowings.

(11)       Segment Information

The Company has three principal operating segments: (1) sales of automobiles, (2) financing services, and, (3) other services. These operating segments were determined based on the nature of the services offered. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the continuing operations of the Company’s operating segments:

Three Months Ended March 31, 2017

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$109,795,054	$737,932	$795	$-	$110,533,781
Cost of revenue	109,604,847	465,040	-	-	110,069,887

Operating expenses
Selling and marketing	86,734	86,734	9,130	-	182,598
General and administrative	73,515	73,515	6,126	459,467	612,623
Recovery on reserve for uncollectible account on receivable related to financing services	-	(290,353)	-	-	(290,353)
Total operating expenses	160,249	(130,104)	15,256	459,467	504,868
Income (loss) from operations	$29,958	$402,996	$(14,461)	$(459,467)	$(40,974)
Depreciation and Amortization	$7,618	$7,618	$2,290	$4,353	$21,879

Three Months Ended March 31, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$135,835,492	$1,220,602	$7,924	$-	$137,064,018
Cost of revenue	135,436,039	676,867	-	-	136,112,906

Operating expenses
Selling and marketing	78,235	78,234	9,204	18,408	184,081
General and administrative	71,435	140,247	10,205	334,122	556,009
Recovery from reserve for uncollectible account on receivable related to financing services	-	(68,813)	-	-	(68,813)
Total operating expenses	149,670	149,668	19,409	352,530	671,277
Income (loss) from operations	$249,783	$394,067	$(11,485)	$(352,530)	$279,835
Depreciation and Amortization	$5,346	$1,420	$1,657	$811	$9,234

Following are total assets by segment:

Total Assets

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

As of March 31, 2017	$87,886,840	$47,570,988	$39,689	$220,075	$135,717,592
As of December 31, 2016	$107,042,952	$53,135,295	$57,501	$333,191	$160,568,939

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

Forward Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2016.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

The Company evaluates the collectibility of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the years ended December 31, 2016 and 2015, the Company has been experiencing difficulties in collecting the receivable from a financing service customer, which is secured by certain imported automobile. The Company took possession of these secured automobiles and sold them during the year ended December 31, 2015. The sales proceeds are used to offset the outstanding receivable from this customer. The Company will continue to pursue collecting the remaining receivable balance. As of March 31, 2017 and December 31, 2016, the Company recorded an allowance for uncollectible account on receivable related to financing services in the amount of $2,764,694 and $3,031,554, respectively.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of March 31, 2017 and December 31, 2016, deferred tax liabilities from continuing operations was $0.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $17.2 million as of March 31, 2017. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of March 31, 2017 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2017, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under ASU 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. The standard is effective for public entities for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. Entities may apply the update prospectively to all deferred tax assets and liabilities, or retrospectively for all periods presented. The Company adopted this standard during the quarter ended March 31, 2017. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. The Company adopted this standard during the quarter ended March 31, 2017. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended,				Change in
	2017		2016		%
Net revenue	$110,533,781	100.00%	$137,064,018	100.00%	(19.36)%
Cost of revenue	110,069,887	99.58%	136,112,906	99.31%	(19.13)%
Gross profit	463,894	0.42%	951,112	0.69%	(51.23)%
Operating expenses	504,868	0.46%	671,277	0.49%	(24.79)%
(Loss) income from operations	(40,974)	(0.04)%	279,835	0.20%	(114.64)%
Other expenses	(188,932)	(0.17)%	(401,413)	(0.29)%	(52.93)%
Loss from continuing operations before income taxes and non controlling interests	(229,906)	(0.21)%	(121,578)	(0.09)%	89.10%
Net loss from continuing operations	(135,327)	(0.12)%	(187,547)	(0.14)%	(27.84)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(135,246)	(0.12)%	$(187,522)	(0.14)%	(27.88)%

Our net revenue from our continuing operations for the three months ended March 31, 2017 decreased 19.36% to $110,533,781 for 2017 from $137,064,018 for the three months ended March 31, 2016 and our cost of revenue for the three months ended March 31, 2017 decreased 19.13% to $110,069,887 for the three months ended March 31, 2017 from $136,112,906 for the three months ended March 31, 2016. Gross profit margin for our continuing operations decreased from 0.69% for the three months ended March 31, 2016 to 0.42% for the three months ended March 31, 2017. As compared to the three months ended March 31, 2016, our gross profit, (loss) income from operations, net loss from continuing operations, and net loss from continuing operating operations attributable to shareholders of China Auto Logistics Inc. for the three months ended March 31, 2017 decreased 51.23% to $463,894, decreased 114.64% to a loss of $(40,974), increased 27.84% to a loss of $(135,327), and increased 27.88% to a loss of $(135,246), respectively, primarily due to reduced gross margins in the Sales of Automobiles and decreased revenue from Financing Services which was partially offset by the recovery from reserve for uncollectible accounts on receivable related to Financing Services and a reduction in interest expense in the three months ended March 31, 2017.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended March 31,				Change in
	2017		2016		%
Net revenue	$110,533,781	100.00%	$137,064,018	100.00%	(19.36)%
- Sales of Automobiles	109,795,054	99.33%	135,835,492	99.10%	(19.17)%
- Financing Services	737,932	0.67%	1,220,602	0.89%	(39.54)%
- Other Services	795	0.00%	7,924	0.01%	(89.97)%

Sales of Automobiles

Net revenue from Sales of Automobiles decreased 19.17% to $109,795,054 for the three months ended March 31, 2017 from $135,835,492 for the same period in 2016. During the three months ended March 31, 2017 and 2016, the Company sold 1,104 automobiles and 1,304 automobiles, respectively, representing a decrease of approximately 15% in volume. The average unit selling price per automobile decreased to $99,000 for the three months ended March 31, 2017 from $104,000 for the same period in 2016. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2016 and 2015, the RMB devaluated 6.7% and 5.5%, respectively, against the U.S. dollar. Some of our customers increased their orders in the second half of 2015 potentially in anticipation of increased prices due to the RMB devaluation; this trend continued until the first quarter of 2016. We witnessed strong sales in the fourth quarter of 2016 reaching approximately $138.8 million after a substantial decline in the second and third quarters of 2016 which may be the result of customers depleting the inventories built up in the second half of 2015 and the first quarter of 2016. The first quarter of each year historically is the slowest quarter of the year for automobile sales due to the Chinese New Year holidays. We believe sales for the three months ended March 31, 2016 were unusually high due to the impact of the RMB devaluation, as stated above. Despite the decline in sales during the three months ended March 31, 2017 compared to the same period of the prior year, sales during the three months ended March 31, 2017 remained approximately 27% higher than the sales during the three months ended March 31, 2015.

Our automobile sales decreased in both dollars and in quantities during the three months ended March 31, 2017 while our gross margin dropped to 0.17% during the period compared to 0.29% during the same period in the prior year. In December 2016, the PRC government imposed an additional 10% tax on any automobile sales price above approximately $190,000 (RMB1,300,000). This new tax on so-call “super luxury cars” put an immediate reduction on demands for high-end luxury automobiles. As a result, the average unit selling price per automobile declined to $99,000 during the three months ended March 31, 2017 from $104,000 during the same period in 2016. Sales for our high-end luxury automobiles declined, a segment that generally has higher profit margins, which contributed to a further decline to our gross margin for the three months ended March 31, 2017 compared to the same period in 2016. We do not expect our gross margin to be significantly higher than the current level based on our outlook for the Sales of Automobiles segment and increased competition that has resulted from more companies in the imported automobile business entering the market.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of March 31, 2017, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme.

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

During the three months ended March 31, 2017 and 2016, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 73% and 79%, respectively, of our total net automobile sales. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 41% and 46% of the Company’s sales during the three months ended March 31, 2017 and 2016, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services during the three months ended March 31, 2017 decreased 39.54% to $737,932 from $1,220,602 for the same period in the prior year. The Company had an aggregate amount of credit lines of approximately $134 million (RMB920 million) as of March 31, 2017. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services decreased during the three months ended March 31, 2017. Excluding revenue from the interest income portion of $465,040 and $676,867 for the periods ended March 31, 2017 and 2016, respectively, the revenue from the fee income portion of our Financing Services decreased 49.81% to $272,892 for the period ended March 31, 2017 from $543,735 for the period ended March 31, 2016. The gross margin for our Financing Services segment decreased to 36.98% for the period ended March 31, 2017 from 44.55% for the period ended March 31, 2016.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, Pudong Development Bank, China Zheshang Bank, Industrial and Commercial Bank of China, Shengjing Bank, and Bank of Heibei. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of March 31, 2017, we had approximately $94 million lines of credit available to use in our Financing Services. As of May 10, 2017, the Company had aggregate credit lines of approximately $134 million (RMB920 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

Our revenue growth from Financing Services is heavily dependent on overall industry growth and the economic conditions of the market in the PRC. It has become more competitive in the Financing Service industry in the recent years as more companies are providing services similar to ours at lower prices. We have lost some customers in the recent quarters which drove down our revenue in this segment. While we believe we are still one of the market leaders in the Financing Services, we continue to lose market share to the new players in this market.

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

Other Services

Other services includes revenue generated from Web-based Advertising. We did not generate any revenue from the Automobile Value Added service during the periods ended March 31, 2017 and 2016. We have revised our business plan and moved away from Web-based Advertising Services and automobile value added services to focus on Automobile Sales and Financing Services. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 89.97% to $795 for the period ended March 31, 2017 from $7,924 for the same period in the prior year. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Three Months ended March 31,				Change in
	2017		2016		%
Net revenue	$110,533,781	100.00%	$137,064,018	100.00%	(19.36)%
Cost of revenue	110,069,897	99.58%	136,112,906	99.31%	(19.13)%
Gross profit	463,894	0.42%	951,112	0.69%	(51.23)%

Our cost of revenue during the period ended March 31, 2017 consisted primarily of the cost of automobiles purchased and certain direct labor costs for the Sales of Automobiles and interest expense related to our Financing Services. Our cost of revenue decreased 19.13%, from $136,112,906 during the same period in the prior year to $110,069,897 in 2017. The decrease was primarily due to the decrease in the sales volume of imported automobiles and a decrease in interest costs related to the Financing Services.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 51.23% from $951,112 during the three months ended March 31, 2016 to $463,894 during the three months ended March 31, 2017, primarily due to lower gross margins in the sales of automobiles and a decrease of financing service fee revenue.

Operating Expenses

	Three Months ended March 31,				Change in
	2017		2016		%
Operating expenses
- Selling and marketing	$182,598	36.17%	$184,081	27.42%	(0.81)%
- General and administrative	612,623	121,34%	556,009	82.83%	10.18%
- Recovery from reserve for uncollectible account on receivable related to financing services	(290,353)	(57.51)%	(68,813)	(10.25)%	321.94%
Total	$504,868	100.00%	$671,277	100.00%	(24.79)%

Operating expenses decreased 24.79%, from $671,277 during the three months ended March 31, 2016 to $504,868 during the three months ended March 31, 2017. The decrease in operating expenses was primarily the result of a $290,353 recovery from the reserve for uncollectible accounts on receivables related to financing services during the three months ended March 31, 2017 which was partially offset by an increase in rent expense for the additional office space acquired in April 2016.

Selling and Marketing Expenses

Selling and marketing expenses decreased 0.81% in during the three months ended March 31, 2017. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended March, 31		Change in
	2017	2016	%
Primary selling and marketing expenses
- Payroll	$38,438	$45,950	(16.35)%
- Staff related costs	24,852	23,551	5.52%
- Advertising and promotion	25,781	3,058	743.07%
- Entertainment	4,826	39,658	(87.83)%
- Rent	10,044	3,670	173.68%

Payroll costs decreased 16.35% to $38,438 during the three months ended March 31, 2017 from $45,950 during the same period in the prior year. Staff related costs increased 5,52% to $24,852 during the three months ended March 31, 2017 from $23,551 during the same period in the prior year. The Company’s staff related costs increased slightly due to the overall pay and benefit increases during the period. Advertising and promotion expenses increased 743.07% during the period as we incurred more advertising costs during the three months ended March 31, 2017 on promotion materials and we had a low budget and spend on advertising during 2016. Entertainment expenses decreased 87.83% to $4,826 during the three months ended March 31, 2017 from $39,658 during the same period in the prior year as they fluctuate from time to time depending on activities we conduct. Rent expenses increased 173.68% to $10,044 during the three months ended March 31, 2017 compared to $3,670 during the same period of 2016 as we allocated a designated section in our leased office space for our sales personnel.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended March, 31		Change in
	2017	2016	%
Primary general and administrative expenses
- Payroll	$52,046	$55,098	(5.54)%
- Staff related costs	30,398	17,149	77.26%
- Entertainment	83,420	32,504	156.65%
- Depreciation	21,879	9,234	136.94%
- Rent	49,305	15,618	215.69%
- Legal and professional fees	219,833	271,184	(18.94)%

Payroll expenses decreased 5.54% during the period ended March 31, 2017 primarily due to our reductions to the number of administration employees in order to reduce our cost.  Staff-related costs increased 77.26% primarily due to higher employee welfare costs incurred during the period ended March 31, 2017. Entertainment expenses increased 156.65% to $83,420 during the three months ended March 31, 2017 from $32,504 during the same period in the prior year as our executive management team allocated more resources on customer relationships and new customer developments. Depreciation expenses increased 136.94% to $21,879 during the three months ended March 31, 2017 from $9,234 during the same period in the prior year primarily due to the depreciation on the leasehold improvements incurred on the additional leased office during 2016. Rent expenses increased 215.69% to $49,305 during the three months ended March 31, 2017 compared to $15,618 during the same period of 2016 as we leased additional office space under the new lease entered in April 2016. Legal and professional fees for the period ended March 31, 2017 decreased 18.94% to $219,833 during the three months ended March 31, 2017 from $271,184 during the same period of the prior year due to less professional fees incurred after the sale of Zhonghe.

Reserve for Uncollectible Account on Receivable Related to Financing Services

During the three months ended March 31, 2017 and 2016, the Company recovered $290,353 and $68,813, respectively, from reserve for uncollectible account on receivable related to financing services.

Income (Loss) from Operations

Income from operations decreased 114.64% to a loss of $(40,974) in the quarter ended March 31, 2017 from an income from operations of $279,835 in the same quarter of the prior year. The switch to an operating loss from an operating income was primarily due to lower gross margins in the sales of automobiles and a decrease in financing service fee revenue during the three months ended March 31, 2017 compared to the same period of prior year, which was partially offset by the $290,353 recovery from a previous reserve for uncollectible accounts on receivables related to financing services during the three months ended March 31, 2017.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings, foreign exchange gain (loss), and (loss) gain on disposal of property.

We recorded net other expenses of $188,932 for the three months ended March 31, 2017 and $401,413 for the same period of the prior year. The decrease in other expenses was primarily due to decrease in interest expense as a result of lower balances of short-term borrowings after the disposal of Zhonghe in June 2016.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(122,358)	$2,813,032
Net cash used in investing activities	(1,278)	(111,873)
Net cash provided by (used in) financing activities	99,998	(4,680,127)
Effect on exchange rate change on cash	22,203	19,719
Cash and cash equivalents at beginning of the period	3,004,932	7,119,686
Cash and cash equivalents at end of the period	3,003,497	5,160,437

Going Concern

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the three months ended March 31, 2017 and 2016 was $135,246 and $187,522, respectively.

Net cash used in operations from continuing operations during the three months ended March 31, 2017 was $122,358 and net cash provided by operating activities during the three months ended three months ended March 31, 2016 was $2,830,621.

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

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company’s plan continues to be to develop new customer relationships and substantially increase our cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to execute its business plan for 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

During the three months ended March 31, 2017, we had net cash used in operating activities of $122,358 (including net cash used in operating activities of $0 from discontinued operations) as compared to net cash provided by operating activities of $2,813,032 (including net cash used in operating activities of $17,589 from discontinued operations) during the same period of the prior year.

Net cash used in operating activities of $122,358 during the three months ended March 31, 2017 was primarily attributable to a decrease in notes payable to suppliers of $14,517,627 as prior outstanding notes became due during the current period, and a decrease in customer deposits of $4,805,254, which was partially offset by a decrease in restricted cash of $12,808,420 due to a lower balance of notes payable to suppliers, and a decrease in advances to suppliers of $5,563,861 primarily due to slightly lower customer orders outstanding at March 31, 2017.

Net cash provided by operating activities of $2,813,032 during the three months ended March 31, 2016 primarily consisted of an increase in notes payable to suppliers of $15,291,689 due to our efforts in reserving our cash flows by deferring payments to our suppliers, and an increase in customer deposits of $6,461,553 due to increased advanced payments from our customers for future sales, which was partially offset by an increase in restricted cash due to larger balance of restricted cash required for notes payable of $15,046,585 and an increase in inventories of $10,321,688 due to anticipation of strong sales in the coming quarters as we expect many of our customers will increase their orders in anticipation of increased prices.

Investing Activities

During the three months ended March 31, 2017 and 2016, net cash used in investing activities was $1,278 (including net cash used in investing activities of $0 from discontinued operations) and $111,873 (including net cash used in investing activities of $0 from discontinued operations), respectively. We received cash proceeds of $0 and $8,563 related to the disposal of an automobile used by the Company during the three months ended March 31, 2017 and 2016, respectively. We paid $1,278 and $120,436 to purchases property, equipment and leasehold improvements during the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was $99,998 (including net cash provided by financing activities of $0 from discontinued operations) and net cash used in financing activities of $4,680,127 (including net cash provided by financing activities of $0 from discontinued operations), respectively. The net cash provided by financing activities during the three months ended March 31, 2017 and 2016 included mainly net repayments of $0 and $5,010,165, respectively, on short-term loans from banks. Bank overdrafts were $0 and $168,552 during the three months ended March 31, 2017 and 2016, respectively. In addition, during the years ended the three months ended March 31, 2017 and 2016, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $99,998 and $161,486, respectively.

Our total cash and cash equivalents decreased to $3,003,497 from $3,004,932 as of March 31, 2017 and December 31, 2016, respectively.

Working Capital

As of March 31, 2017, the Company had working capital of $23,670,308 compared to working capital of $23,576,035 as of December 31, 2016.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. The working capital balance as of March 31, 2017 was not significantly different from that as of December 31, 2016.

The Company has aggregate outstanding balance of lines of credit related to financing services of $39,787,152 and $47,081,763 as of March 31, 2017 and December 31, 2016, respectively, and outstanding balances of short-term borrowings of $13,061,405 and $12,961,389 as of March 31, 2017 and December 31, 2016, respectively.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment from continuing operations of $299,136 and $317,282 as of March 31, 2017 and December 31, 2016, respectively. We did not have any significant purchases of property and equipment during the three months ended March 31, 2017. The decrease in in the property and equipment balance was primarily a result of depreciation incurred during the three month period ended March 31, 2017.

The following table sets forth a summary of our property and equipment for the three months years ended March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016%
Computers	$73,968	$72,134	(2.54)%
Office equipment, furniture and fixtures	45,112	44,766	0.77%
Leasehold improvements	150,490	149,338	0.77%
Automobiles	1,046,701	1,038,686	0.77%
Total	1,316,271	1,304,924	1.64%
Accumulated depreciation and amortization	(1,017,135)	(987,642)	2.99%
Property and equipment, net	$299,136	$317,282	(5.72)%

Foreign Cash

The Company’s deposits in banks located in the PRC and Hong Kong which are not fully protected by insurance. Such uninsured amounts totaled $2,877,384 and $2,853,274 as of March 31, 2017 and December 31, 2016, respectively. If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC subsidiaries since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, Shengjing Bank and Bank of Heibei. As of March 31, 2017 and December 31, 2016, the Company had aggregate credit lines of $134 million (RMB920 million) and $125 million (RMB870 million), respectively, had outstanding balances under these credit lines amounted to $40 million and $47 million, respectively. As of May 10, 2017, the Company had aggregate credit lines of $134 million (RMB920 million) with its banks.

As of March 31, 2017 and December 31, 2016, we had an aggregate outstanding loan balance of $13,061,405 and $12,961,389, respectively, related to certain short-term loan agreements with Agricultural Bank of China, China Zheshang Bank, and Tianjin Binhai Rural Commercial Bank. These loans carried interest at rates ranging from 4.79% to 5.81% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft agreement with PuDong Development Bank which allows us to draw on our bank account an amount up to $2,176,901 (RMB15,000,000). We had no outstanding overdraft balance as of March 31, 2017 and December 31, 2016, respectively.

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

Trend Information

Other than as disclosed elsewhere in this Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events for the periods discussed in this section that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, nor any that caused the disclosed financial information to not necessarily be indicative of future operating results or financial conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

A.  Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we identified a material weakness in the design and operation of our internal controls. The material weakness is: the Company’s accounting department personnel have limited knowledge and experience in US GAAP.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended March 31, 2017.

Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Office Tenancy Contract, dated January 1, 2017, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008

(3) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date: May 15, 2017

Index to Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Office Tenancy Contract, dated January 1, 2017, by and between Tianjin Binhai International Automall Co., Ltd. and Tianjin Binhai Shisheng Trading Group Co., Ltd.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008

(3) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2016

