Form 10-Q
period 2017-06-30
China Auto Logistics Inc
filed 2017-08-14
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Common Stock, $.001 par value per share	4,034,394 shares

PART I       FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$1,567,726	$3,004,932
Restricted cash	16,033,081	22,703,835
Receivable related to financing services, net	58,119,145	48,549,972
Inventories	11,969,891	13,049,065
Advances to suppliers, net	70,433,770	71,921,388
Prepaid expenses	74,733	376,581
Value added tax receivable	258,595	615,555
Total current assets	158,456,941	160,221,328

Property, plant, and equipment, net	290,053	317,282
Other assets	31,076	30,329
Total assets	$158,778,070	$160,568,939

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit related to financing services	$54,632,818	$47,081,763
Short term borrowings	15,493,837	12,961,389
Accounts payable	5,825,052	365,120
Notes payable to suppliers	18,445,044	25,922,779
Accrued expenses	144,427	131,128
Customer deposits	35,734,873	46,047,515
Deferred revenue	58,121	48,171
Due to former shareholder	2,004,787	1,956,625
Due to director	1,856,684	1,550,745
Payable to non controlling interest on de-registration of subsidiary	172,660	-
Income tax payable	462,225	580,058
Total current liabilities	134,830,528	136,645,293

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 4,034,394 shares issued and outstanding as of June 30, 2017 and December 31, 2016	4,034	4,034
Additional paid-in capital	22,979,734	22,979,734
Accumulated other comprehensive income	4,611,920	3,939,898
Accumulated deficit	(3,840,921)	(3,363,566)
Total China Auto Logistics Inc. shareholders’ equity	23,754,767	23,560,100
Noncontrolling interests	192,775	363,546
Total equity	23,947,542	23,923,646

Total liabilities and shareholders’ equity	$158,778,070	$160,568,939

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenue	$138,758,902	$93,819,385	$249,292,683	$230,883,403
Cost of revenue	138,237,315	93,173,641	248,307,202	229,286,547
Gross profit	521,587	645,744	985,481	1,596,856

Operating expenses:
Selling and marketing	194,785	168,224	377,383	352,305
General and administrative	496,801	426,480	1,109,424	982,489
Recovery from reserve for uncollectible receivable related to financing services	-	-	(290,353)	(68,813)
Total operating expenses	691,586	594,704	1,196,454	1,265,981

(Loss) income from continuing operations	(169,999)	51,040	(210,973)	330,875

Other income (expenses)
Interest income	13,689	18,113	29,958	214,463
Interest expense	(223,561)	(526,993)	(429,905)	(1,129,032)
Gain on sale of property and equipment	-	-	-	2,707
Miscellaneous	2,163	1,886	3,306	3,455
Total other expenses	(207,709)	(506,994)	(396,641)	(908,407)

Loss from continuing operations before income taxes	(377,708)	(455,954)	(607,614)	(577,532)

Income tax (benefit) expense	(35,539)	21,768	(130,118)	87,737

Net loss from continuing operations	(342,169)	(477,722)	(477,496)	(665,269)

Discontinued operations:
Income from operations of discontinued Airport Automall Automotive Services (including gain on disposal of $6,701,350 for the three months and six months ended June 30, 2016)	-	5,565,026	-	4,543,918
Income tax benefit	-	(99,078)	-	(246,791)
Net income from discontinued operations	-	5,664,104	-	4,790,709

Net (loss) income	(342,169)	5,186,382	(477,496)	4,125,440
Less: Net (loss) income attributable to noncontrolling interests	(60)	153	(141)	128
Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(342,109)	$5,186,229	$(477,355)	$4,125,312

Net (loss) income attributable to shareholders of China Auto Logistics Inc.
– continuing operations	$(342,109)	$(477,875)	$(477,355)	$(665,397)
– discontinued operations	-	5,664,104	-	4,790,709
	$(342,109)	$5,186,229	$(477,355)	$4,125,312

(Loss) income per share attributable to shareholders of China Auto Logistics Inc. from
– continuing operations - basic and diluted	$(0.08)	(0.12)	$(0.12)	$(0.16)
– discontinued operations - basic and diluted	$-	$1.40	$-	$1.19
Total (loss) earnings per share attributable to shareholders of China Auto Logistics Inc.	$(0.08)	1.28	(0.12)	1.03
Weighted average number of common shares Outstanding
– basic and diluted	4,034,494	4,034,494	4,034,494	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(342,169)	$5,186,382	$(477,496)	$4,125,440

Other comprehensive income (loss)
Foreign currency translation adjustments	460,256	(791,646)	671,944	(639,152)

Comprehensive income	118,087	4,394,736	194,448	3,486,288
Less: Comprehensive income (loss) attributable to noncontrolling interests	66	158	(219)	149

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$118,021	$4,394,578	$194,667	$3,486,139

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(477,496)	$4,125,440
Add: loss from discontinued operations	-	1,910,641

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Recovery on reserve for uncollectible receivable related to financing services	(290,353)	(68,813)
Depreciation on property, plant and equipment	44,037	35,721
Gain on disposal of property and equipment	-	(5,702)
Change in inventory reserve	-	(68,813)
Change in reserve for advances to suppliers	-	(76,554)
Gain on sale of Zhonghe	-	(6,701,350)

Changes in operating assets and liabilities:
Restricted cash	7,089,935	(34,912,920)
Accounts receivable	5,827	-
Receivables related to financing services	(8,011,178)	17,465,431
Inventories	1,378,718	(7,387,423)
Advances to suppliers	3,195,847	(54,067,994)
Prepaid expenses, other current assets and other assets	305,936	(54,291)
Value added tax receivable	366,487	(1,187,901)
Other assets	-	(32,244)
Accounts payable	5,380,426	2,110,661
Line of credit related to financing services	6,344,863	(10,833,045)
Notes payable to suppliers	(7,958,471)	36,344,159
Accrued expenses	10,810	429,317
Accrued interest	-	897,826
Customer deposits	(11,287,077)	2,889,429
Deferred revenue	8,634	(41,013)
Income tax payable	(130,118)	(62,549)
Cash used in operating activities from continuing operations	(4,023,173)	(49,291,987)
Cash used in operating activities from discontinued operations	-	(1,299,109)
Net cash used in operating activities	(4,023,173)	(50,591,096)

Cash flows from investing activities
Cash proceeds from sale of Zhonghe, net of cash at Zhonghe of $175,767 and amount owed to Zhonghe of $4,092,476	-	21,750,802
Proceeds from disposal of property and equipment	-	8,563
Purchase of property and equipment	(9,509)	(336,327)
Cash provided by investing activities from continuing operations	(9,509	21,423,038
Cash provided by investing activities from discontinued operations	-	-
Net cash (used in) provided by investing activities	(9,509)	21,423,038

Cash flows from financing activities
Bank overdraft	-	(2,117,974)
Proceeds from short-term borrowings	17,327,841	80,346,450
Repayments of short-term borrowings	(15,141,455)	(52,438,207)
Proceeds from director	356,198	384,826
Cash provided by financing activities from continuing operations	2,542,584	26,175,095
Cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	2,542,584	26,175,095

Effect of exchange rate change on cash	52,892	(112,388)

Net decrease in cash and cash equivalents	(1,437,206)	(3,105,351)

Cash and cash equivalents at the beginning of period	3,004,932	7,119,686
Cash and cash equivalents at the end of period	$1,567,726	$4,014,335

Supplemental disclosure of cash flow information
Interest paid	$976,415	$2,790,801
Income taxes paid	$-	$150,355

Non-cash activities:
Increase in payable to non controlling interest on de-registration of subsidiary for reduction of non controlling interests in Equity as a result of de-registration of Ganghui	$172,660	$-
Assumption of outstanding payable to former owner of Zhonghe by Huitong to offset the sale price of Zhonghe	$-	$36,755,594

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)       Organization, Nature of Business and Basis of Presentation, Going Concern, and Summary of Significant Accounting Policies

Organization, Nature of Business and Basis of Presentation

China Auto Logistics Inc. (the “Company” or “China Auto”) operates through its wholly-owned subsidiary Ever Auspicious International Limited, a Hong Kong corporation (“HKCo.”), and its wholly-owned subsidiary Tianjin Seashore New District Shisheng Business Trading Group Co. Ltd. (“Shisheng”), a company established under the laws of the People’s Republic of China (“PRC”) and Shisheng’s wholly owned and majority owned subsidiary, Tianjin Hengjia Port Logistics Corp. (“Hengjia”).

On May 2, 2017, the Company de-registered its majority owned subsidiary, Tianjin Ganghui Information Technology Corp. (“Ganghui”) and transferred its assets to Shisheng. Ganghui has been inactive and had no substantial assets or operations. As of June 30, 2017, the Company had $172,660 payable to the 2% noncontrolling shareholder of Ganghui, which represented the noncontrolling shareholders’ share of Ganghui’s book value prior to the de-registration date.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of June 30, 2017 and the results of its operations, and cash flows for the three-month and six-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that the Company will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the three months ended June 30, 2017 was $342,109 as compared to $477,875 for the three months ended June 30, 2016 and $477,355 and $665,397 for the six months ended June 30, 2017 and 2016, respectively.

Net cash used in operations from continuing operations during the six months ended June 30, 2017 was $4,023,173 and net cash used in operations from continuing operations during the six months ended June 30, 2016 was $49,291,987.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the twelve months from the issuance date of these financial statements. The Company’s plan continues to be to develop new customer relationships and substantially increase the cash flows from operations and revenue derived from our products/services. If the Company’s revenues do not reach the level anticipated in our plan, the Company may require additional financing in order to execute our operating plan. If additional financing is required, the Company cannot predict whether this additional financing will be in the form of equity, debt, or another form, and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Company is unsuccessful in increasing its revenues and profits, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of June 30, 2017 and December 31, 2016 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectability of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the year ended December 31, 2016 and 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds were used to offset the outstanding receivable from this customer. During the six months ended June 30, 2017 and 2016, the Company recovered $290,353 and $68,813, respectively, from the reserve made in the previous periods. The Company will continue to pursue collecting the remaining receivable balance. As of June 30, 2017 and December 31, 2016, the Company recorded an allowance for uncollectible accounts receivable related to financing services in the amount of $2,811,055 and $3,031,554, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of June 30, 2017 and December 31, 2016, there was no reserve for obsolescence.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2017 and 2016, the Company did not have any common stock equivalents, therefore, the basic loss per share is the same as the diluted loss per share.

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

(2)       Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	June 30,	December 31,
	2017	2016

Collateral for bank’s issuance of letters of credit to the Company’s customers	$3,490,451	$2,541,674
Collateral for notes payable to suppliers	12,542,630	20,162,161
	$16,033,081	$22,703,835

(3)       Property and Equipment

A summary of property and equipment is as follows:

	June 30,	December 31,
	2017	2016

Computers	83,541	72,134
Office equipment, furniture and fixtures	45,868	44,766
Leasehold improvements	153,014	149,338
Automobiles	1,064,253	1,038,686
	1,346,676	1,304,924
Less: Accumulated depreciation and amortization	(1,056,623)	(987,642)
	$290,053	$317,282

Depreciation and amortization expenses for property and equipment amounted to approximately $21,158 and $26,488 for the three months ended June 30, 2017 and 2016, respectively, and $44,037 and $35,721 for the six months ended June 30, 2017 and 2016, respectively.

(4)       Bank Overdraft

In December 2016, the Company entered into an overdraft agreement with PuDong Development Bank. Under the terms of the agreement, the Company can draw on its bank account up to $2,213,405 (RMB15,000,000) in excess of the funds on deposit. The overdraft amount is subject to an annual interest rate of 6% and the maximum overdraft period cannot exceed 89 days. The overdraft agreement is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2017. There were no outstanding overdraft balances as of June 30, 2017 or December 31, 2016.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $566,985 and $554,735 for the three months ended June 30, 2017 and 2016, respectively, and $1,032,025 and $1,231,602 for the six months ended June 30, 2017 and 2016, respectively.

A summary of the Company’s lines of credit related to financing services follows:

Agricultural Bank of China

In September 2016 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $70,828,970 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 3.60% to 6.22% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of June 30, 2017 and December 31, 2016, the Company had outstanding balances of $33,820,206 and $28,926,623, respectively, under this facility line of credit. This facility matures in September 2017.

PuDong Development Bank

In December 2016, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $17,707,243 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.43% to 5.95% per annum, and are repayable within 3 months from the dates of drawing. As of June 30, 2017 and December 31, 2016, the Company had outstanding balances of $6,997,869 and $7,156,970, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two non-related entity, which are suppliers of the Company, and matures in December 2017.

China Zheshang Bank

In August 2016, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $32,463,278 (RMB220,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of June 30, 2017 and December 31, 2016, the Company had outstanding balances of $5,234,095 and $7,045,426, respectively, under this facility line of credit. This facility matures in August 2017.

Shengjing Bank

In November 2016, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,378,018 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier. Borrowings under this facility line of credit bear interest at a rate of 5.3% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of June 30, 2017 and December 31, 2016, the Company had outstanding balances of $4,759,181 and $3,952,744 under this facility line of credit. This facility matures in November 2017.

Bank of Heibei

In March 2017, the Company entered into a facility line of credit agreement with Bank of Heibei, pursuant to which the Company can borrow a maximum amount of $7,378,018 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Binhai International Automall Ltd. Co., a customer. Borrowings under this facility line of credit bear interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of June 30, 2017, the Company had outstanding balances of $3,821,467 under this facility line of credit. This facility matures in March 2018.

(6)       Short Term Borrowings

Agricultural Bank of China

In June 2016, the Company entered into two working capital loan agreements with Agricultural Bank of China to obtain short term financing. Under the terms of these agreements, the Company can borrow up to $6,336,679 (RMB44,000,000). One of the loan agreements in the amount of $576,062 (RMB4,000,000) expired in September 2016 and the outstanding balance was repaid. The other loan agreement had an outstanding balance of $5,760,618 (RMB 40,000,000) as of December 31, 2016, matured in June 2017 and was repaid in June 2017. These loan agreement bore interest at a rate of 4.785% per annum, matured in June 2017, and was guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

In June 2017, the Company entered into a loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,164,612 (RMB35,000,000). Borrowings under this loan agreement bear interest at a rate of 4.79% for a borrowing period of one year and are guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. The total outstanding balance of these agreements was $5,164,612 and $0 as of June 30, 2017 and December 31, 2016, respectively. This loan matures in June 2018.

China Zheshang Bank

In July and August 2016, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,320,463 (RMB30,000,000). Borrowings under these loan agreements bore interest at a rate of 5.655% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $4,320,463 as of June 30, 2017 and December 31, 2016, respectively. These loans matured in January and February 2017.

In November and December 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,880,308 (RMB20,000,000). Borrowings under these loan agreements bore interest at a rate of 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $2,880,308 as of June 30, 2017 and December 31, 2016, respectively. These loans matured in May and June 2017.

In January and February 2017, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,426,811 (RMB30,000,000). Borrowings under these loan agreements bear interest at rates ranging between 5.66% and 5.81% for a borrowing period of six months. The Company repaid three of the loans in an aggregate amount of $2,065,845 (RMB14,000,000) earlier in June 2017. These loans are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,360,966 and $0 as of June 30, 2017 and December 31, 2016, respectively. One loan matured in July 2017 with the remainder maturing in August 2017.

In April 2017, the Company entered into a loan agreements with China Zheshang Bank. Under the terms of this loan agreement, the Company borrowed an amount of $2,951,207 (RMB20,000,000). Borrowings under a loan agreement bear interest at a rate of 5% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,951,207 as of June 30, 2017. These loans mature in January 2018.

In June 2017, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,951,207 (RMB20,000,000). Borrowings under these loan agreements bear interest at rates ranging from 5.79% to 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,951,207 as of June 30, 2017. These loans mature in November and December 2017.

In June 2017, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,065,845 (RMB14,000,000). Borrowings under these loan agreements bear interest at a rate of 5.79% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,065,845 as of June 30, 2017. These loans mature in December 2017.

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

Bank of Jinzhou

As of June 30, 2017, the Company had nine outstanding notes payable to suppliers, which matured in July 2017, in an aggregate amount of $6,640,216 (RMB45,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain 100% of the note amounts, or $6,640,216 (RMB45,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2017.

As of June 30, 2017, the Company had thirty-one outstanding notes payable to suppliers, which matured in November and December 2017, in an aggregate amount of $11,804,828 (RMB80,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $5,902,414 (RMB40,000,000) as guaranteed funds, which was classified as restricted cash as of June 30, 2017. These notes are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier,, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(8)       Major Customers and Suppliers

The following table discloses the major customers who individually accounted for over 10% of our total net sales during the three and six months ended June 30, 2017 and 2016, respectively:

	As a Percentage of Our Total Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tianjin Jing Dian Automobile Sales Information Ltd. Co.	15%	30%	14%	30%
Tianjin Binhai International Automall Ltd. Co.	14%	**	17%	12%

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases during the three and six months ended June 30, 2017 and 2016, respectively:

	As a Percentage of Our Total Net Purchases
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tianjin Shi Mao International International Trading Ltd. Co.	10%	20%	**	20%
Tianjin Ying Zhi Jie International Logistics Ltd. Co.	10%	13%	10%	15%

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2017 and December 31, 2016, the Company’s statutory reserve fund was approximately $1,625,000 and $2,317,000, respectively.

(10)       Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made non-interest bearing loans to the Company from time to time to meet working capital needs of the Company. For the six months ended June 30, 2017 and 2016, the Company made aggregate borrowings from Ms. Cheng Weihong of $356,198 and $384,826, respectively, and made repayments of $0 and $0 to Ms. Cheng Weihong. As of June 30, 2017 and December 31, 2016, the outstanding balances due to Ms. Cheng Weihong were $1,856,684 and $1,550,745, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,004,787 and $1,956,625 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. In January 2015, December 2016, and February 2017, the Company received notification from an individual who claimed to be the owner of St. George International Limited ("St. George") and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George. However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George. The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of June 30, 2017 and December 31, 2016 are interest-free, unsecured and have no fixed term of repayment. During the six months ended June 30, 2017 and 2016, there was no imputed interest charged in relation to these balances.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the continuing operations of the Company’s operating segments:

Three Months Ended June 30, 2017

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$137,892,079	$861,173	$5,650	$-	$138,758,902
Cost of revenue	137,670,330	566,985	-	-	138,237,315

Operating expenses
Selling and marketing	92,523	92,523	9,739	-	194,785
General and administrative	59,616	59,616	4,968	372,601	496,801
Total operating expenses	152,139	152,139	14,707	372,601	691,586
Income (loss) from operations	$69,610	$142,049	$(9,057)	$(372,601)	$(169,999)
Depreciation and Amortization	$7,715	$7,715	$2,319	$4,408	$22,157

Three Months Ended June 30, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$92,774,929	$1,027,280	$17,176	$-	$93,819,385
Cost of revenue	92,618,906	554,735	-	-	93,173,641

Operating expenses
Selling and marketing	71,496	71,495	8,411	16,822	168,224
General and administrative	58,694	58,693	8,385	300,708	426,480
Total operating expenses	130,190	130,188	16,796	317,530	594,704
Income (loss) from continuing operations	$25,833	$342,357	$380	$(317,530)	$51,040
Depreciation and Amortization	$10,551	$7,930	$3,474	$4,533	$26,488

Six Months Ended June 30, 2017

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$247,687,133	$1,599,105	$6,445	$-	$249,292,683
Cost of revenue	247,275,177	1,032,025	-	-	248,307,202

Operating expenses
Selling and marketing	179,257	179,257	18,869	-	377,383
General and administrative	133,131	133,131	11,094	832,068	1,109,424
Recovery on reserve for uncollectible receivable related to financing services	-	(290,353)	-	-	(290,353)
Total operating expenses	312,388	22,035	29,963	832,068	1,196,454
Income (loss) from operations	$99,568	$545,045	$(23,518)	$(832,068)	$(210,973)
Depreciation and Amortization	$15,333	$15,333	$4,609	$8,762	$44,037

Six Months Ended June 30, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$228,610,421	$2,247,882	$25,100	$-	$230,883,403
Cost of revenue	228,054,945	1,231,602	-	-	229,286,547

Operating expenses
Selling and marketing	149,731	149,729	17,615	35,230	352,305
General and administrative	130,129	198,940	18,590	634,830	982,489
Recovery on reserve for uncollectible receivable related to financing services	-	(68,813)	-	-	(68,813)
Total operating expenses	279,860	279,856	36,205	670,060	1,265,981
Income (loss) from continuing operations	$275,616	$736,424	$(11,105)	$(670,060)	$330,875
Depreciation and Amortization	$15,897	$9,350	$5,131	$5,343	$35,721

Following are total assets by segment:

Total Assets

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

As of June 30, 2017	$96,011,247	$62,509,749	$18,240	$238,834	$158,778,070
As of December 31, 2016	$107,042,952	$53,135,295	$57,501	$333,191	$160,568,939

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

Business Overview

The Company’s principal businesses include (i) sales of imported automobiles, (ii) financing services related to imported automobiles, and (iii) other services including automobile information websites, advertising services, logistics services related to the automobile importing process and other automobile value added services, such as assistance with customs clearance, storage and nationwide delivery services. Shisheng provides financing services (“Financing Services”) while our other majority owned subsidiary, Hengjia provides other services (“Other Services”) such as (i) web-based advertising services through two websites (ii) nationwide delivery services, and (iii) customs clearance. The websites provide subscribers with up to date sales and trading information for imported and domestically manufactured automobiles and information about automobiles and auto-related products and service. The nationwide delivery services provide information on discounted automobile services to imported automobile distributors, and agents and individual customers located in China. We are currently the only one-stop service provider in Tianjin for Financing Services and Other Services and our mission is to be a one-stop shop for our customers in providing valuable pre- and post-sale services and information for imported and domestically manufactured automobiles.

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

On May 2, 2017, the Company de-registered its majority owned subsidiary, Ganghui, and transferred its assets to Shisheng. Ganghui has been inactive and had no substantial assets or operations. As of June 30, 2017, the Company had $172,660 payable to the 2% noncontrolling shareholder of Ganghui, which represented the noncontrolling shareholders’ share of Ganghui’s book value prior to the de-registration date.

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

The Company evaluates the collectability of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the years ended December 31, 2016 and 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds were used to offset the outstanding receivable from this customer. During the six months ended June 30, 2017 and 2016, the Company recovered $290,353 and $68,813, respectively, from the reserve made in the previous periods. The Company will continue to pursue collecting the remaining receivable balance. As of June 30, 2017 and December 31, 2016, the Company recorded an allowance for uncollectible accounts receivable related to financing services in the amount of $2,811,055 and $3,031,554, respectively.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of June 30, 2017 and December 31, 2016, deferred tax liabilities from continuing operations was $0.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $10.8 million as of June 30, 2017. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of June 30, 2017 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2017, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended June 30,				Change in
	2017		2016		%
Net revenue	$138,758,902	100.00%	$93,819,385	100.00%	47.90%
Cost of revenue	138,237,315	99.62%	93,173,641	99.31%	48.37%
Gross profit	521,587	0.38%	645,744	0.69%	(19.23)%
Operating expenses	691,586	0.50%	594,704	0.63%	16.29%
(Loss) income from operations	(169,999)	(0.12)%	51,040	0.05%	(433.07)%
Other expenses	(207,709)	(0.15)%	(506,994)	(0.54)%	(59.03)%
Loss from continuing operations before income taxes and non controlling interests	(377,708)	(0.27)%	(455,954)	(0.49)%	(17.16)%
Net loss from continuing operations	(342,169)	(0.25)%	(477,722)	(0.51)%	(28.37)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(342,109)	(0.25)%	$(477,875)	(0.51)%	(28.41)%

Our net revenue from our continuing operations for the three months ended June 30, 2017 increased 47.9% to $138,758,902 from $93,819,385 for the three months ended June 30, 2016 and our cost of revenue for the three months ended June 30, 2017 increased 48.37% to $138,237,315 for the three months ended June 30, 2017 from $93,173,641 for the three months ended June 30, 2016. Gross profit margin for our continuing operations decreased from 0.69% for the three months ended June 30, 2016 to 0.38% for the three months ended June 30, 2017. As compared to the three months ended June 30, 2016, our gross profit, (loss) income from operations, net loss from continuing operations, and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the three months ended June 30, 2017 decreased 19.23% to $521,587, decreased 433.07% to a loss of $169,999, decreased 28.37% to a loss of $342,169, and decreased 28.41% to a loss of $342,109, respectively, primarily due to reduced gross margins in the Sales of Automobiles and decreased revenue from Financing Services which was partially offset by a reduction in interest expense in the three months ended June 30, 2017.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended June 30,				Change in
	2017		2016		%
Net revenue	$138,758,902	100.00%	$93,819,385	100.00%	47.90%
- Sales of Automobiles	137,892,079	99.38%	92,774,929	98.89%	48.63%
- Financing Services	861,173	0.62%	1,027,280	1.09%	(16.17)%
- Other Services	5,650	0.00%	17,176	0.02%	(67.11)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 48.63% to $137,892,079 for the three months ended June 30, 2017 from $92,774,929 for the same period in 2016. During the three months ended June 30, 2017 and 2016, the Company sold 1,398 automobiles and 905 automobiles, respectively, representing an increase of approximately 54% in volume. The average unit selling price per automobile decreased to $99,000 for the three months ended June 30, 2017 from $103,000 for the same period in 2016. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2016 and 2015, the RMB devaluated 6.7% and 5.5%, respectively, against the U.S. dollar. Some of our customers increased their orders in the second half of 2015 potentially in anticipation of increased prices due to the RMB devaluation; this trend continued until the first quarter of 2016. We witnessed a substantial decline in the second and third quarters of 2016 which may be the result of customers depleting the inventories built up in the second half of 2015 and the first quarter of 2016. We believe sales for the three months ended June 30, 2016 were unusually low due to the depletion of the inventories built up from the previous quarters, which resulted to significant increase in percentage during the three months ended June 30, 2017 compared to the same period of 2016.

Our automobile sales increased in both dollars and in quantities during the three months ended June 30, 2017 while our gross margin dropped to 0.16% during the period compared to 0.17% during the same period in the prior year. In December 2016, the PRC government imposed an additional 10% tax on any automobile sales price above approximately $190,000 (RMB1,300,000). This new tax on so-call “super luxury cars” put an immediate reduction on demands for high-end luxury automobiles. As a result, the average unit selling price per automobile declined to $99,000 during the three months ended June 30, 2017 from $103,000 during the same period in 2016. Sales for our high-end luxury automobiles declined, a segment that generally has higher profit margins, which contributed to a further decline to our gross margin for the three months ended June 30, 2017 compared to the same period in 2016. We do not expect our gross margin to be significantly higher than the current level based on our outlook for the Sales of Automobiles segment and increased competition that has resulted from more companies in the imported automobile business entering the market.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). As of June 30, 2017, the PRC government has selected Guangzhou, Shanghai, Shenzhen and Tianjin as four experimental cities to implement “Parallel Imported Vehicles” scheme.

According to an article, “With parallel import scheme, China aims to rein in luxury car prices - sources” published by Reuters on February 4, 2015, “China has had a grey market in auto sales for some time, centered around the northern port city of Tianjin where about half of China's total car import deals are done. But buyers have been cautious given the lack of quality guarantee and after-sales service on unauthorized cars. That will change under the new scheme. ’The main significance (of the pilot scheme) is that buyers will now be legally entitled to warranty packages,’ whether their imported car comes through an authorized or unauthorized channel, said IHS Automotive analyst Namrita Chow.” We agree with the view of this article. According to the data published by CAAM on February 9, 2017, the number of imported automobiles sold through Parallel Imported Vehicles scheme totaled approximately 130,290 units, which represented 12.8% of total imported automobiles sold in 2016, a 16.3% increase from 2015. We expect the Parallel Imported Vehicles scheme to provide us with great long term advantages to compete with the official authorized automobile dealers.

During the three months ended June 30, 2017 and 2016, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 75% and 70%, respectively, of our total net automobile sales. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 43% and 39% of the Company’s sales during the three months ended June 30, 2017 and 2016, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services during the three months ended June 30, 2017 decreased 16.17% to $861,173 from $1,027,280 for the same period in the prior year. The Company had an aggregate amount of credit lines of approximately $136 million (RMB920 million) as of June 30, 2017. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services decreased during the three months ended June 30, 2017. Excluding revenue from the interest income portion of $566,985 and $554,735 for the three month periods ended June 30, 2017 and 2016, respectively, the revenue from the fee income portion of our Financing Services decreased 37.74% to $294,188 for the three month period ended June 30, 2017 from $472,545 for the three month period ended June 30, 2016. The gross margin for our Financing Services segment decreased to 34.16% for the three month period ended June 30, 2017 from 46.00% for the three month period ended June 30, 2016. The decrease in the gross margin of the Company’s Financing Services offerings, during the three months ended June 30, 2017, was primarily due to the continuing decline in the fee income (which has a higher gross margin than interest income) compared to the same period of 2016.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, Pudong Development Bank, China Zheshang Bank, Shengjing Bank, and Bank of Heibei. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of June 30, 2017, we had approximately $81 million lines of credit available to use in our Financing Services. As of August 10, 2017, the Company had aggregate credit lines of approximately $136 million (RMB920 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Other Services

Other services include revenue generated from Web-based Advertising. We did not generate any revenue from the Automobile Value Added service during the three month periods ended June 30, 2017 and 2016. We have revised our business plan and moved away from Web-based Advertising Services and automobile value added services to focus on Automobile Sales and Financing Services. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 67.11% to $5,650 for the three-month period ended June 30, 2017 from $17,176 for the same period in the prior year. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Three Months ended June 30,				Change in
	2017		2016		%
Net revenue	$138,758,902	100.00%	$93,819,385	100.00%	47.90%
Cost of revenue	138,237,315	99.62%	93,173,641	99.31%	48.37%
Gross profit	521,587	0.38%	645,744	0.69%	(19.23)%

Our cost of revenue during the three month period ended June 30, 2017 consisted primarily of the cost of automobiles purchased and certain direct labor costs for the Sales of Automobiles and interest expense related to our Financing Services. Our cost of revenue increased 48.37%, from $93,173,641 during the same three-month period in the prior year compared to $138,237,315 in 2017. The increase was primarily due to the increase in the sales volume of imported automobiles.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 19.23% from $645,744 during the three months ended June 30, 2016 to $521,587 during the three months ended June 30, 2017, primarily due to lower gross margins in the sales of automobiles and a decrease of financing service fee revenue.

Operating Expenses

	Three Months ended June 30,				Change in
	2017		2016		%
Operating expenses
- Selling and marketing	$194,785	28.16%	$168,224	28.29%	15.79%
- General and administrative	496,801	71.84%	426,480	71.71%	16.49%
Total	$691,586	100.00%	$594,704	100.00%	16.29%

Operating expenses increased 16.29%, from $594,704 during the three months ended June 30, 2016 to $691,586 during the three months ended June 30, 2017. The increase in operating expenses was primarily the result of more other listing costs incurred in the second quarter of 2017 compared to the same period of 2016.

Selling and Marketing Expenses

Selling and marketing expenses increased 15.79% in during the three months ended June 30, 2017. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended June 30,		Change in
	2017	2016	%
Primary selling and marketing expenses
- Payroll	$42,578	$47,227	(9.84)%
- Staff related costs	27,609	32,939	(16.18)%
- Advertising and promotion	2,371	3,950	(39.97)%
- Entertainment	10,329	20,254	(49.00)%
- Rent	8,435	5,512	53.03%

Payroll costs decreased 9.84% to $42,578 during the three months ended June 30, 2017 from $47,227 during the same period in the prior year. Staff related costs decreased 16.18% to $27,609 during the three months ended June 30, 2017 from $32,939 during the same period in the prior year. The Company’s staff related costs decreased due to the overall pay and benefit decreases during the period. Advertising and promotion expenses decreased 39.97% during the period as we incurred less advertising costs during the three months ended June 30, 2017 after spending substantial amount on promotion materials during the three months ended March 31, 2017. Entertainment expenses decreased 49.00% to $10,329 during the three months ended June 30, 2017 from $20,254 during the same period in the prior year as they fluctuate from time to time depending on activities we conduct. Rent expenses increased 53.03% to $8,435 during the three months ended June 30, 2017 compared to $5,512 during the same period of 2016 as we allocated a designated section in our leased office space for our sales personnel.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended June 30,		Change in
	2017	2016	%
Primary general and administrative expenses
- Payroll	$50,959	$58,847	(13.40)%
- Staff related costs	37,019	19,444	90.39%
- Entertainment	48,181	48,921	(1.51)%
- Depreciation	22,158	13,257	67.14%
- Rent	49,503	46,163	7.24%
- Legal, professional fees and other listing expenses	123,807	115,682	7.02%

Payroll expenses decreased 13.40% during the three month period ended June 30, 2017 primarily due to our reductions to the number of administration employees in order to reduce our cost.  Staff-related costs increased 90.39% primarily due to higher employee welfare costs incurred during the three month period ended June 30, 2017. Entertainment expenses decreased 1.51% to $48,181 during the three months ended June 30, 2017 from $48,921 during the same period in the prior year as we spent less on customer relationships during the three months ended June 30, 2017. Depreciation expenses increased 67.14% to $22,158 during the three months ended June 30, 2017 from $13,257 during the same period in the prior year primarily due to the depreciation on the leasehold improvements incurred on the additional leased office during 2016. Rent expenses increased 7.24% to $49,503 during the three months ended June 30, 2017 compared to $46,163 during the same period of 2016 as more office space in use during the three months ended June 30, 2017 compared to the same period of 2016. Legal, professional fees and other listing expenses for the three month period ended June 30, 2017 increased 7.02% to $123,807 during the three months ended June 30, 2017 from $115,682 during the same period of the prior year as more other listing costs incurred in the three months ended June 30, 2017.

Income (Loss) from Operations

Income from operations decreased 433.07% to a loss of $169,999 in the three month period ended June 30, 2017 from an income from operations of $51,040 in the same period of the prior year. The switch to an operating loss from an operating income was primarily due to lower gross margins in the sales of automobiles and a decrease in financing service fee revenue and higher operating expenses during the three months ended June 30, 2017 compared to the same period of prior year.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings, foreign exchange gain (loss), and (loss) gain on disposal of property.

We recorded net other expenses of $207,709 for the three months ended June 30, 2017 and $506,994 for the same period of the prior year. The decrease in other expenses was primarily due to decrease in interest expense as a result of lower balances of short-term borrowings after the disposal of Zhonghe in June 2016.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months Ended June 30,				Change in
	2017		2016		%
Net revenue	$249,292,683	100.00%	$230,883,403	100.00%	7.97%
Cost of revenue	248,307,202	99.60%	229,286,547	99.31%	8.30%
Gross profit	985,481	0.40%	1,596,856	0.69%	(38.29)%
Operating expenses	1,196,454	0.48%	1,265,981	0.55%	(5.49)%
(Loss) income from operations	(210,973)	(0.08)%	330,875	0.14%	(163.76)%
Other expenses	(396,641)	(0.16)%	(908,407)	(0.39)%	(56.34)%
Loss from continuing operations before income taxes and non controlling interests	(607,614)	(0.24)%	(577,532)	(0.25)%	5.21%
Net loss from continuing operations	(477,496)	(0.19)%	(665,269)	(0.29)%	(28.23)%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(477,355)	(0.19)%	$(665,397)	(0.29)%	(28.26)%

Our net revenue from our continuing operations for the six months ended June 30, 2017 increased 7.97% to $249,292,683 for 2017 from $230,883,403 for the six months ended June 30, 2016 and our cost of revenue for the six months ended June 30, 2017 increased 8.3% to $248,307,202 for the six months ended June 30, 2017 from $229,286,547 for the six months ended June 30, 2016. Gross profit margin for our continuing operations decreased from 0.69% for the six months ended June 30, 2016 to 0.40% for the six months ended June 30, 2017. As compared to the six months ended June 30, 2016, our gross profit, (loss) income from operations, net loss from continuing operations, and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the six months ended June 30, 2017 decreased 38.29% to $985,481, decreased 163.76% to a loss of $210,973, decreased 28.23% to a loss of $477,496, and decreased 28.26% to a loss of $477,355, respectively, primarily due to reduced gross margins in the Sales of Automobiles and decreased revenue from Financing Services which was partially offset by the recovery from reserve for uncollectible accounts receivable related to Financing Services and a reduction in interest expense in the six months ended June 30, 2017.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Six Months Ended June 30,				Change in
	2017		2016		%
Net revenue	$249,292,683	100.00%	$230,883,403	100.00%	7.97%
- Sales of Automobiles	247,687,133	99.36%	228,610,421	99.02%	8.34%
- Financing Services	1,599,105	0.64%	2,247,882	0.97%	(28.86)%
- Other Services	6,445	0.00%	25,100	0.01%	(74.32)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 8.34% to $247,687,133 for the six months ended June 30, 2017 from $228,610,421 for the same period in 2016. During the six months ended June 30, 2017 and 2016, the Company sold 2,502 automobiles and 2,209 automobiles, respectively, representing an increase of approximately 13% in volume. The average unit selling price per automobile decreased to $99,000 for the six months ended June 30, 2017 from $104,000 for the same period in 2016. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2016 and 2015, the RMB devaluated 6.7% and 5.5%, respectively, against the U.S. dollar. Some of our customers increased their orders in the second half of 2015 potentially in anticipation of increased prices due to the RMB devaluation; this trend continued until the first quarter of 2016. We witnessed a substantial decline in the second and third quarters of 2016 which may be the result of customers depleting the inventories built up in the second half of 2015 and the first quarter of 2016. We believe sales for the three months ended June 30, 2016 were unusually low due to the depletion of the inventories built up from the previous quarters, which resulted to an increase in percentage during the six months ended June 30, 2017 compared to the same period of 2016.

Our automobile sales increased in both dollars and in quantities during the six months ended June 30, 2017 while our gross margin dropped to 0.17% during the period compared to 0.24% during the same period in the prior year. In December 2016, the PRC government imposed an additional 10% tax on any automobile sales price above approximately $190,000 (RMB1,300,000). This new tax on so-call “super luxury cars” put an immediate reduction on demands for high-end luxury automobiles. As a result, the average unit selling price per automobile declined to $99,000 during the six months ended June 30, 2017 from $104,000 during the same period in 2016. Sales for our high-end luxury automobiles declined, a segment that generally has higher profit margins, which contributed to a further decline to our gross margin for the six months ended June 30, 2017 compared to the same period in 2016. We do not expect our gross margin to be significantly higher than the current level based on our outlook for the Sales of Automobiles segment and increased competition that has resulted from more companies in the imported automobile business entering the market.

During the six months ended June 30, 2017 and 2016, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 74% and 75%, respectively, of our total net automobile sales. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 41% and 44% of the Company’s sales during the six months ended June 30, 2017 and 2016, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services during the six months ended June 30, 2017 decreased 28.86% to $1,599,105 from $2,247,882 for the same period in the prior year. Excluding revenue from the interest income portion of $1,032,025 and $1,231,602 for the six month periods ended June 30, 2017 and 2016, respectively, the revenue from the fee income portion of our Financing Services decreased 44.2% to $567,080 for the six month period ended June 30, 2017 from $1,016,280 for the six month period ended June 30, 2016. The gross margin for our Financing Services segment decreased to 35.46% for the six-month period ended June 30, 2017 from 45.21% for the six-month period ended June 30, 2016. The decrease in the gross margin of the Company’s Financing Services offerings, during the six months ended June 30, 2017, was primarily due to the continuing decline in the fee income (which has a higher gross margin than interest income) compared to the same period of 2016.

Other Services

Other services include revenue generated from Web-based Advertising. We did not generate any revenue from the Automobile Value Added service during the six month periods ended June 30, 2017 and 2016. We have revised our business plan and moved away from Web-based Advertising Services and automobile value added services to focus on Automobile Sales and Financing Services. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 74.32% to $6,445 for the six-month period ended June 30, 2017 from $25,100 for the same period in the prior year. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Six Months ended June 30,				Change in
	2017		2016		%
Net revenue	$249,292,683	100.00%	$230,883,403	100.00%	7.97%
Cost of revenue	248,307,202	99.60%	229,286,547	99.31%	8.30%
Gross profit	985,481	0.40%	1,596,856	0.69%	(38.29)%

Our cost of revenue during the six month period ended June 30, 2017 consisted primarily of the cost of automobiles purchased and certain direct labor costs for the Sales of Automobiles and interest expense related to our Financing Services. Our cost of revenue increased 8.3%, from $229,286,547 during the same six-month period in the prior year compared to $248,307,202 in 2017. The increase was primarily due to the increase in the sales volume of imported automobiles, which was partially offset by a decrease in interest costs related to the Financing Services.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 38.29% from $1,596,856 during the six months ended June 30, 2016 to $985,481 during the six months ended June 30, 2017, primarily due to lower gross margins in the sales of automobiles and a decrease of financing service fee revenue.

Operating Expenses

	Six Months ended June 30,				Change in
	2017		2016		%
Operating expenses
- Selling and marketing	$377,383	31.54%	$352,305	27.83%	7.12%
- General and administrative	1,109,424	92.73%	982,489	77.61%	12.92%
- Recovery from reserve for uncollectible receivable related to financing services	(290,353)	(24.27)%	(68,813)	(5.44)%	321.94%
Total	$1,196,454	100.00%	$1,265,981	100.00%	(5.49)%

Operating expenses decreased 5.49%, from $1,265,981 during the six months ended June 30, 2016 to $1,196,454 during the six months ended June 30, 2017. The decrease in operating expenses was primarily the result of a $290,353 recovery from the reserve for uncollectible receivable related to financing services during the six months ended June 30, 2017 which was partially offset by an increase in rent expense for the additional office space acquired in April 2016.

Selling and Marketing Expenses

Selling and marketing expenses increased 7.12% in during the six months ended June 30, 2017. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Six Months Ended June 30,		Change in
	2017	2016	%
Primary selling and marketing expenses
- Payroll	$81,016	$93,177	(13.05)%
- Staff related costs	52,461	56,490	(7.13)%
- Advertising and promotion	28,152	7,008	301.71%
- Entertainment	15,155	59,912	(74.70)%
- Rent	18,479	9,182	101.25%

Payroll costs decreased 13.05% to $81,016 during the six months ended June 30, 2017 from $93,177 during the same period in the prior year. Staff related costs decreased 7.13% to $52,461 during the six months ended June 30, 2017 from $56,490 during the same period in the prior year. The Company’s staff related costs decreased slightly due to the overall pay and benefit decreases during the period. Advertising and promotion expenses increased 301.71% during the period as we incurred more advertising costs during the six months ended June 30, 2017 on promotion materials and we had a low budget and spend on advertising during 2016. Entertainment expenses decreased 74.7% to $15,155 during the six months ended June 30, 2017 from $59,912 during the same period in the prior year as they fluctuate from time to time depending on activities we conduct. Rent expenses increased 101.25% to $18,479 during the six months ended June 30, 2017 compared to $9,182 during the same period of 2016 as we allocated a designated section in our leased office space for our sales personnel.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Six Months Ended June 30,		Change in
	2017	2016	%
Primary general and administrative expenses
- Payroll	$103,005	$113,945	(9.60)%
- Staff related costs	67,417	36,593	84.23%
- Entertainment	131,601	81,425	61.62%
- Depreciation	44,037	22,491	95.80%
- Rent	98,808	61,781	59.93%
- Legal, professional fees and other listing expenses	343,640	386,866	(11.17)%

Payroll expenses decreased 9.6% during the six month period ended June 30, 2017 primarily due to our reductions to the number of administration employees in order to reduce our cost.  Staff-related costs increased 84.23% primarily due to higher employee welfare costs incurred during the six month period ended June 30, 2017. Entertainment expenses increased 61.62% to $131,601 during the six months ended June 30, 2017 from $81,425 during the same period in the prior year as our executive management team allocated more resources on customer relationships and new customer developments. Depreciation expenses increased 95.8% to $44,037 during the six months ended June 30, 2017 from $22,491 during the same period in the prior year primarily due to the depreciation on the leasehold improvements incurred on the additional leased office during 2016. Rent expenses increased 59.93% to $98,808 during the six months ended June 30, 2017 compared to $61,781 during the same period of 2016 as we leased additional office space under the new lease entered in April 2016. Legal, professional fees and other listing expenses for the six month period ended June 30, 2017 decreased 11.17% to $343,640 during the six months ended June 30, 2017 from $386,866 during the same period of the prior year due to less professional fees incurred after the sale of Zhonghe.

Reserve for Uncollectible Receivable Related to Financing Services

During the six months ended June 30, 2017 and 2016, the Company recovered $290,353 and $68,813, respectively, from reserve for uncollectible receivable related to financing services.

Income (Loss) from Operations

Income from operations decreased 163.76% to a loss of $210,973 in the six month period ended June 30, 2017 from an income from operations of $330,875 in the same period of the prior year. The switch to an operating loss from an operating income was primarily due to lower gross margins in the sales of automobiles and a decrease in financing service fee revenue during the six months ended June 30, 2017 compared to the same period of prior year, which was partially offset by the $290,353 recovery from a previous reserve for uncollectible accounts receivables related to financing services during the six months ended June 30, 2017.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings, foreign exchange gain (loss), and (loss) gain on disposal of property.

We recorded net other expenses of $396,641 for the six months ended June 30, 2017 and $908,407 for the same period of the prior year. The decrease in other expenses was primarily due to decrease in interest expense as a result of lower balances of short-term borrowings after the disposal of Zhonghe in June 2016.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(4,023,173)	$(50,591,096)
Net cash (used in) provided by investing activities	(9,509)	21,423,038
Net cash provided by financing activities	2,542,584	26,175,095
Effect on exchange rate change on cash	52,892	(112,388)
Cash and cash equivalents at beginning of the period	3,004,932	7,119,686
Cash and cash equivalents at end of the period	1,567,726	4,014,335

Going Concern

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the three months ended June 30, 2017 was $342,109 as compared to $477,875 for the three months ended June 30, 2016 and $477,355 and $665,397 for the six months ended June 30, 2017 and 2016, respectively.

Net cash used in operations from continuing operations during the six months ended June 30, 2017 was $4,023,173 and net cash used in operations from continuing operations during the six months ended June 30, 2016 was $49,291,987.

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

Operating Activities

During the six months ended June 30, 2017, we had net cash used in operating activities of $4,023,173 (including net cash used in operating activities of $0 from discontinued operations) as compared to net cash used in operating activities of $50,591,096 (including net cash used in operating activities of $1,299,109 from discontinued operations) during the same period of the prior year.

Net cash used in operating activities of $4,023,173 during the six months ended June 30, 2017 was primarily attributable to a decrease in notes payable to suppliers of $7,958,471 as prior outstanding notes became due during the current period, and a decrease in customer deposits of $11,287,077 due to lesser customers orders for future delivery, which was partially offset by a decrease in restricted cash of $7,089,935 due to a lower balance of notes payable to suppliers, and a decrease in advances to suppliers of $3,195,847 primarily due to lower customer orders outstanding at June 30, 2017, and increase in accounts payable primarily due to maximizing the available credit terms offered by our vendors.

Net cash used in operating activities of $50,591,096 (including net cash used in operating activities of $1,299,109 from discontinued operations) during the six months ended June 30, 2016 primarily consisted of an increase in restricted cash of $34,912,920 due to an increase in notes payable to suppliers, which required maintaining certain levels of restricted cash, and an increase in advances to suppliers of $54,067,994 as we continued to be positive about China’s luxury automobile sales market, which was partially offset by an increase in notes payable to suppliers of $36,344,159.

Investing Activities

During the six months ended June 30, 2017 and 2016, net cash used in investing activities was $9,509 (including net cash used in investing activities of $0 from discontinued operations) and net cash provided by investing activities was $21,423,038 (including net cash used in investing activities of $0 from discontinued operations), respectively. We received cash proceeds of $0 and $8,563 related to the disposal of an automobile used by the Company during the six months ended June 30, 2017 and 2016, respectively. We paid $9,509 and $336,327 to purchases property and equipment during the six months ended June 30, 2017 and 2016, respectively. We received net proceeds of $21,750,802 from the sale of Zhonghe during the six months ended June 30, 2016.

Financing Activities

During the six months ended June 30, 2017 and 2016, net cash provided by financing activities was $2,542,584 (including net cash provided by financing activities of $0 from discontinued operations) and net cash provided by financing activities of $26,175,095 (including net cash provided by financing activities of $0 from discontinued operations), respectively. The net cash provided by financing activities during the six months ended June 30, 2017 and 2016 included mainly net proceeds of $2,186,386 and $27,908,243, respectively, on short-term loans from banks. Repayments on bank overdrafts were $0 and $2,117,974 during the six months ended June 30, 2017 and 2016, respectively. In addition, during the six months ended June 30, 2017 and 2016, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $356,198 and $384,826, respectively.

Our total cash and cash equivalents decreased to $1,567,726 as of June 30, 2017 from $3,004,932 as of December 31, 2016.

Working Capital

As of June 30, 2017, the Company had working capital of $23,626,413 compared to working capital of $23,576,035 as of December 31, 2016.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. The working capital balance as of June 30, 2017 was not significantly different from that as of December 31, 2016.

The Company has aggregate outstanding balance of lines of credit related to financing services of $54,632,818 and $47,081,763 as of June 30, 2017 and December 31, 2016, respectively, and outstanding balances of short-term borrowings of $15,493,837 and $12,961,389 as of June 30, 2017 and December 31, 2016, respectively.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment from continuing operations of $290,053 and $317,282 as of June 30, 2017 and December 31, 2016, respectively. We did not have any significant purchases of property and equipment during the six months ended June 30, 2017. The decrease in in the property and equipment balance was primarily a result of depreciation incurred during the six month-period ended June 30, 2017.

The following table sets forth a summary of our property and equipment as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016%
Computers	$83,541	$72,134	15.81%
Office equipment, furniture and fixtures	45,868	44,766	2.46%
Leasehold improvements	153,014	149,338	2.46%
Automobiles	1,064,253	1,038,686	2.46%
Total	1,346,676	1,304,924	3.20%
Accumulated depreciation and amortization	(1,056,623)	(987,642)	6.98%
Property and equipment, net	$290,053	$317,282	(8.58)%

Foreign Cash

The Company’s deposits in banks located in the PRC and Hong Kong which are not fully protected by insurance. Such uninsured amounts totaled $1,435,653 and $2,853,274 as of June 30, 2017 and December 31, 2016, respectively. If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC subsidiaries since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, Shengjing Bank and Bank of Heibei. As of June 30, 2017 and December 31, 2016, the Company had aggregate credit lines of $136 million (RMB920 million) and $125 million (RMB870 million), respectively, and had outstanding balances under these credit lines amounted to $55 million and $47 million, respectively. As of August 10, 2017, the Company had aggregate credit lines of $136 million (RMB920 million) with its banks.

As of June 30, 2017 and December 31, 2016, we had an aggregate outstanding loan balance of $15,493,837 and $12,961,389, respectively, related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank. These loans carried interest at rates ranging from 4.79% to 5.81% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft agreement with PuDong Development Bank which allows us to draw on our bank account an amount up to $2,213,405 (RMB15,000,000). We had no outstanding overdraft balance as of June 30, 2017 and December 31, 2016, respectively.

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

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended June 30, 2017.

Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2(2)	Amended and Restated Bylaws of the Company
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Wang Xinwei
Chief Financial Officer

Date: August 14, 2017

Index to Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2(2)	Amended and Restated Bylaws of the Company
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

(1) Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016.

(2) Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008.

