Form 10-Q
period 2017-09-30
China Auto Logistics Inc
filed 2017-11-14
CIK 1355042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2017
Common Stock, $.001 par value per share	4,840,394 shares

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,742,988	$3,004,932
Restricted cash	9,390,254	22,703,835
Receivable related to financing services, net	54,270,503	48,549,972
Inventories	13,007,389	13,049,065
Advances to suppliers, net	69,854,476	71,921,388
Prepaid expenses	35,324	376,581
Value added tax receivable	328,778	615,555
Total current assets	152,629,712	160,221,328

Property, plant, and equipment, net	272,681	317,282
Other assets	31,647	30,329
Total assets	$152,934,040	$160,568,939

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Lines of credit related to financing services	$49,671,882	$47,081,763
Short term borrowings	15,778,796	12,961,389
Accounts payable	2,770,789	365,120
Notes payable to suppliers	12,021,940	25,922,779
Accrued expenses	159,173	131,128
Customer deposits	42,430,668	46,047,515
Deferred revenue	52,438	48,171
Due to former shareholder	2,041,659	1,956,625
Due to shareholder	2,248,026	-
Due to director	69,950	1,550,745
Income tax payable	470,727	580,058
Total current liabilities	127,716,048	136,645,293

Equity:
China Auto Logistics Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, with 4,840,394 shares issued and outstanding as of September 30, 2017 and 4,034,394 shares issued and outstanding as of December 31, 2016	4,840	4,034
Additional paid-in capital	24,679,588	22,979,734
Accumulated other comprehensive income	5,121,205	3,939,898
Accumulated deficit	(4,780,364)	(3,363,566)
Total China Auto Logistics Inc. shareholders’ equity	25,025,269	23,560,100
Noncontrolling interests	192,723	363,546
Total equity	25,217,992	23,923,646

Total liabilities and shareholders’ equity	$152,934,040	$160,568,939

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenue	$125,231,888	$96,293,622	$374,524,571	$327,177,025
Cost of revenue	124,704,662	95,671,721	373,011,864	324,958,268
Gross profit	527,226	621,901	1,512,707	2,218,757

Operating expenses:
Selling and marketing	212,440	180,371	589,823	532,676
General and administrative	564,931	460,664	1,674,355	1,443,153
Reserve (recovery) from reserve for uncollectible receivable related to financing services	519,334	-	228,981	(68,813)
Total operating expenses	1,296,705	641,035	2,493,159	1,907,016

(Loss) income from continuing operations	(769,479)	(19,134)	(980,452)	311,741

Other income (expenses)
Interest income	23,240	18,811	53,198	233,274
Interest expense	(200,151)	(202,803)	(630,056)	(1,331,835)
Gain on sale of property and equipment	1,910	-	1,910	2,707
Miscellaneous	4,900	3,091	8,206	6,546
Total other expenses	(170,101)	(180,901)	(566,742)	(1,089,308)

Loss from continuing operations before income taxes	(939,580)	(200,035)	(1,547,194)	(777,567)

Income tax (benefit) expense	-	-	(130,118)	87,737

Net loss from continuing operations	(939,580)	(200,035)	(1,417,076)	(865,304)

Discontinued operations:
Income from operations of discontinued Airport Automall Automotive Services (including gain on disposal of $6,701,350 for the nine months ended September 30, 2016)	-	-	-	4,543,918
Income tax benefit	-	-	-	(246,791)
Net income from discontinued operations	-	-	-	4,790,709

Net (loss) income	(939,580)	(200,035)	(1,417,076)	3,925,405
Less: Net (loss) income attributable to noncontrolling interests	(137)	(35)	(278)	93

Net (loss) income attributable to shareholders of China Auto Logistics Inc.	$(939,443)	$(200,000)	$(1,416,798)	$3,925,312

Net (loss) income attributable to shareholders of China Auto Logistics Inc.
– continuing operations	$(939,443)	$(200,000)	$(1,416,798)	$(865,397)
– discontinued operations	-	-	-	4,790,709
	$(939,443)	$(200,000)	$(1,416,798)	$3,925,312

(Loss) income per share attributable to shareholders of China Auto Logistics Inc. from
– continuing operations - basic and diluted	$(0.23)	(0.05)	$(0.35)	$(0.21)
– discontinued operations - basic and diluted	$-	$-	$-	$1.19
Total (loss) earnings per share attributable to shareholders of China Auto Logistics Inc.	$(0.23)	$(0.05)	$(0.35)	$0.98
Weighted average number of common shares Outstanding
– basic and diluted	4,095,720	4,034,494	4,055,061	4,034,494

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(939,580)	$(200,035)	$(1,417,076)	$3,925,405

Other comprehensive income (loss)
Foreign currency translation adjustments	509,370	(111,136)	1,181,314	(750,288)

Comprehensive (loss) income	(430,210)	(311,171)	(235,762)	3,175,117
Less: Comprehensive (loss) income attributable to noncontrolling interests	(52)	(99)	(271)	50

Comprehensive income attributable to shareholders of China Auto Logistics Inc.	$(430,158)	$(311,072)	$(235,491)	$3,175,067

The accompanying notes form an integral part of these condensed consolidated financial statements

CHINA AUTO LOGISTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net (loss) income	$(1,417,076)	$3,925,405
Add: loss from discontinued operations	-	1,910,641

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Reserve (recovery) on reserve for uncollectible receivable related to financing services	228,981	(68,813)
Depreciation on property, plant and equipment	67,124	58,532
Gain on disposal of property and equipment	(1,910)	(5,702)
Change in reserve for advances to suppliers	-	(76,554)
Gain on sale of Zhonghe	-	(6,701,350)

Changes in operating assets and liabilities:
Restricted cash	14,010,712	(35,507,788)
Accounts receivable	5,827	-
Receivables related to financing services	(3,624,954)	31,710,041
Inventories	563,361	(7,938,670)
Advances to suppliers	5,065,968	(54,723,792)
Prepaid expenses, other current assets and other assets	346,620	(14,304)
Value added tax receivable	301,220	(1,390,994)
Other assets	-	(32,244)
Accounts payable	2,226,743	1,952,284
Line of credit related to financing services	393,687	(24,103,238)
Notes payable to suppliers	(14,704,314)	36,344,159
Accrued expenses	23,302	318,354
Accrued interest	-	897,826
Customer deposits	(5,263,243)	2,161,062
Deferred revenue	1,899	(47,981)
Income tax payable	(130,118)	(62,549)
Cash used in operating activities from continuing operations	(1,906,171)	(51,395,675)
Cash used in operating activities from discontinued operations	-	(1,299,109)
Net cash used in operating activities	(1,906,171)	(52,694,784)

Cash flows from investing activities
Cash proceeds from sale of Zhonghe, net of cash at Zhonghe of $175,767 and amount owed to Zhonghe of $4,092,476	-	21,750,802
Proceeds from disposal of property and equipment	5,247	8,563
Purchase of property and equipment	(13,281)	(342,435)
Cash (used in) provided by investing activities from continuing operations	(8,034)	21,416,930
Cash provided by investing activities from discontinued operations	-	-
Net cash (used in) provided by investing activities	(8,034)	21,416,930

Cash flows from financing activities
Bank overdraft	-	(2,117,974)
Proceeds from short-term borrowings	19,726,363	84,846,873
Repayments of short-term borrowings	(17,539,977)	(57,538,686)
Proceeds from director	2,551,427	484,919
Payment to non controlling shareholders for Ganghui’s book value at de-registration	(175,406)	-
Cash provided by financing activities from continuing operations	4,562,407	25,675,132
Cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	4,562,407	25,675,132

Effect of exchange rate change on cash	89,854	(126,192)

Net increase (decrease) in cash and cash equivalents	2,738,056	(5,728,914)

Cash and cash equivalents at the beginning of period	3,004,932	7,119,686
Cash and cash equivalents at the end of period	$5,742,988	$1,390,772

Supplemental disclosure of cash flow information
Interest paid	$1,272,773	$3,958,670
Income taxes paid	$-	$150,355

Non-cash activities:
Assumption of outstanding payable to former owner of Zhonghe by Huitong to offset the sale price of Zhonghe	$-	$36,755,594
Issuance of 806,000 shares of common stock to settle debt owed to shareholder	$1,700,660	$-

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of China Auto as of September 30, 2017 and the results of its operations, and cash flows for the three month and nine month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three month and nine month periods ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for 2017. There can be no assurance that its continuing efforts to execute its business plan will be successful and that the Company will be able to continue as a going concern. The Company’s net loss from continuing operations attributable to shareholders for the three months ended September 30, 2017 was $939,443 as compared to $200,000 for the three months ended September 30, 2016 and $1,416,798 and $865,397 for the nine months ended September 30, 2017 and 2016, respectively.

Net cash used in operations from continuing operations during the nine months ended September 30, 2017 and 2016 was $1,906,171 and $51,395,675, respectively.

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

Currency Reporting

The Company’s operations in the PRC use the local currency, Renminbi (“RMB”), as their functional currency, whereas amounts reported in the accompanying condensed consolidated financial statements and disclosures are stated in U.S. dollars, the reporting currency of the Company, unless stated otherwise. As such, the condensed consolidated balance sheets of the Company have been translated into U.S. dollars at the current rates as of September 30, 2017 and December 31, 2016 and the condensed consolidated statements of income have been translated into U.S. dollars at the weighted average rates during the periods the transactions were recognized.

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

The Company evaluates the collectability of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the year ended December 31, 2016 and 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds were used to offset the outstanding receivable from this customer. During the nine months ended September 30, 2017 and 2016, the Company had a net reserve of $228,981 and recovered $68,813 from the reserve made in the previous periods. The Company will continue to pursue collecting the remaining receivable balance. As of September 30, 2017 and December 31, 2016, the Company recorded an allowance for uncollectible accounts receivable related to financing services in the amount of $3,383,359 and $3,031,554, respectively.

Inventories

Inventory is stated at the lower of cost (using the specific identification method) or market (net realizable). We continually evaluate the composition of our inventory, assessing slow-moving and ongoing products. Our products are comprised of the purchase cost of automobiles which declines in value over time. We continuously evaluate our inventory to determine the reserve amount for slow-moving inventory. As of September 30, 2017 and December 31, 2016, there was no reserve for obsolescence.

Basic and Diluted (Loss) Income Per Share

Basic (loss) income per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding. Diluted (loss) income per common share is computed similarly to basic (loss) income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2017 and 2016, the Company did not have any common stock equivalents, therefore, the basic (loss) income per share is the same as the diluted (loss) income per share.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company expects to adopt this standard using the modified retrospective approach beginning in the first quarter of 2018. The Company has completed the initial assessment of the effect of adoption. Based on this assessment, the Company does not expect any change to the revenue recognition policy. The Company currently does not expect that adopting these standards will have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our assessments.

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

(2)       Restricted Cash

Restricted cash consists of cash which is not available for use in the Company’s operations and is summarized as follows:

	September 30,	December 31,
	2017	2016

Collateral for bank’s issuance of letters of credit to the Company’s customers	$3,379,284	$2,541,674
Collateral for notes payable to suppliers	6,010,970	20,162,161
	$9,390,254	$22,703,835

(3)       Property and Equipment

A summary of property and equipment is as follows:

	September 30,	December 31,
	2017	2016

Computers	69,477	72,134
Office equipment, furniture and fixtures	28,599	44,766
Leasehold improvements	155,828	149,338
Automobiles	1,061,466	1,038,686
	1,315,370	1,304,924
Less: Accumulated depreciation and amortization	(1,042,689)	(987,642)
	$272,681	$317,282

Depreciation and amortization expenses for property and equipment amounted to approximately $23,087 and $22,811 for the three months ended September 30, 2017 and 2016, respectively, and $67,124 and $58,532 for the nine months ended September 30, 2017 and 2016, respectively.

(4)       Bank Overdraft

In December 2016, the Company entered into an overdraft agreement with PuDong Development Bank.  Under the terms of the agreement, the Company can draw on its bank account up to $2,254,114 (RMB15,000,000) in excess of the funds on deposit.  The overdraft amount is subject to an annual interest rate of 6% and the maximum overdraft period cannot exceed 89 days.  The overdraft agreement is guaranteed by Mr. Tong Shiping, the Company’s Chairman, President and CEO, Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and a non-related entity which is a supplier of the Company, and matures in December 2017. There were no outstanding overdraft balances as of September 30, 2017 or December 31, 2016.

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

Interest charged by the banks for draws on these facility lines of credit is classified as cost of revenue in the consolidated statements of operations. Interest expense related to these lines of credit was $681,011 and $539,650 for the three months ended September 30, 2017 and 2016, respectively, and $1,713,036 and $1,771,252 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the Company’s lines of credit related to financing services follows:

Agricultural Bank of China

In September 2016 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $72,131,640 (RMB480,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bore interest at rates ranging from 4.65% to 6.88% per annum, and were repayable within 3 months to 4 months from the date of the drawing. As of September 30, 2017 and December 31, 2016, the Company had outstanding balances of $33,309,611 and $28,926,623, respectively, under this facility line of credit. This facility matured in September 2017.

In October 2017 the Company entered into a facility line of credit agreement with Agricultural Bank of China, pursuant to which the Company can borrow a maximum amount of $69,126,155 (RMB460,000,000). This facility line of credit is guaranteed by five non-related entities, which are customers, suppliers or both. Borrowings under this facility line of credit bear interest at rates ranging from 4.65% to 6.88% per annum, and are repayable within 3 months to 4 months from the date of the drawing. As of September 30, 2017, the Company had outstanding balances of $0 under this facility line of credit. This facility matures in October 2018.

PuDong Development Bank

In December 2016, the Company entered into a facility line of credit agreement with PuDong Development Bank, pursuant to which the Company can borrow a maximum amount of $18,032,910 (RMB120,000,000). Borrowings under this facility line of credit bear interest at rates ranging from 4.42% to 6.13% per annum, and are repayable within 3 months from the dates of drawing. As of September 30, 2017 and December 31, 2016, the Company had outstanding balances of $5,672,868 and $7,156,970, respectively, under this facility line of credit. This facility line of credit is guaranteed by Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and two non-related entity, which are suppliers of the Company, and matures in December 2017.

China Zheshang Bank

In August 2016, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $33,060,335 (RMB220,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bore interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2017 and December 31, 2016, the Company had outstanding balances of $0 and $7,045,426, respectively, under this facility line of credit. This facility matured in August 2017.

In September 2017, the Company entered into a facility line of credit agreement with China Zheshang Bank, pursuant to which the Company can borrow a maximum amount of $33,060,335 (RMB220,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. Borrowings under this facility line of credit bear interest at a rate of 4.5% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2017, the Company had outstanding balances of $1,387,788 under this facility line of credit. This facility matures in September 2018.

Shengjing Bank

In November 2016, the Company entered into a facility line of credit agreement with Shengjing Bank, pursuant to which the Company can borrow a maximum amount of $7,513,713 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Ning Chuan International Trading co., Ltd., a supplier, (iv) Tianjin Binhai International Automall Ltd. Co., a customer. Borrowings under this facility line of credit bear interest at a rate of 5.3% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2017 and December 31, 2016, the Company had outstanding balances of $5,345,596 and $3,952,744 under this facility line of credit. This facility matures in November 2017.

Bank of Heibei

In March 2017, the Company entered into a facility line of credit agreement with Bank of Heibei, pursuant to which the Company can borrow a maximum amount of $7,513,713 (RMB50,000,000). This facility line of credit is guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, and (iii) Tianjin Binhai International Automall Ltd. Co., a customer. Borrowings under this facility line of credit bear interest at rates ranging from 4.0% to 4.6% per annum, and are repayable within 3 months to 6 months from the dates of drawing. As of September 30, 2017, the Company had outstanding balances of $3,956,019 under this facility line of credit. This facility matures in March 2018.

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

In June 2017, the Company entered into a loan agreement with Agricultural Bank of China to obtain short term financing. Under the terms of this agreement, the Company can borrow up to $5,259,598 (RMB35,000,000). Borrowings under this loan agreement bear interest at a rate of 4.79% for a borrowing period of one year and are guaranteed by (i) Tianjin Binhai International Automall Ltd. Co., a customer, and (ii) Tianjin Ning Chuan International Trading Ltd. Co., a supplier, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Shi Mao International Trading Ltd. Co., a supplier, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier. The total outstanding balance of these agreements was $5,259,598 and $0 as of September 30, 2017 and December 31, 2016, respectively. This loan matures in June 2018.

China Zheshang Bank

In July and August 2016, the Company entered into five loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $4,320,463 (RMB30,000,000). Borrowings under these loan agreements bore interest at a rate of 5.655% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $4,320,463 as of September 30, 2017 and December 31, 2016, respectively. These loans matured in January and February 2017.

In November and December 2016, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,880,308 (RMB20,000,000). Borrowings under these loan agreements bore interest at a rate of 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $0 and $2,880,308 as of September 30, 2017 and December 31, 2016, respectively. These loans matured in May and June 2017.

In April 2017, the Company entered into a loan agreement with China Zheshang Bank. Under the terms of this loan agreement, the Company borrowed an amount of $3,005,485 (RMB20,000,000). Borrowings under this loan agreement bear interest at a rate of 5% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of this agreement was $3,005,485 as of September 30, 2017. This loan matures in January 2018.

In May and June 2017, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $3,005,485 (RMB20,000,000). Borrowings under these loan agreements bear interest at rates ranging from 5.79% to 5.81% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $3,005,485 as of September 30, 2017. These loans mature in November and December 2017.

In June 2017, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,103,840 (RMB14,000,000). Borrowings under these loan agreements bear interest at a rate of 5.79% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,103,840 as of September 30, 2017. These loans mature in December 2017.

In July 2017, the Company entered into three loan agreements with China Zheshang Bank. Under the terms of these agreements, the Company borrowed an aggregate amount of $2,404,388 (RMB16,000,000). Borrowings under these loan agreements bear interest at a rate of 5.79% for a borrowing period of six months and are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Binhai International Automall Ltd. Co., a customer, (iv) Kai Li Xing Kong Real Property Ltd., Co., an entity majorly owned by Ms. Cheng Weihong (v) Zhonghe, the Company’s former subsidiary, and (vi) Hezhong (Tianjin) International Development Ltd. Co., the former owner of Zhonghe. The total outstanding balance of these agreements was $2,404,388 as of September 30, 2017. These loans mature in January 2018.

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

As of September 30, 2017, the Company had thirty-one outstanding notes payable to suppliers, which mature in November and December 2017, in an aggregate amount of $12,021,940 (RMB80,000,000), the payment of which was guaranteed by Bank of Jinzhou for a period of six months. The Company was required to maintain approximately 50% of the note amounts, or $6,010,970 (RMB40,000,000) as guaranteed funds, which was classified as restricted cash as of September 30, 2017. These notes are guaranteed by (i) Mr. Tong Shiping, the Company’s Chairman, President and CEO, (ii) Ms. Cheng Weihong, a Director and Senior Vice President of the Company, (iii) Tianjin Jing Dian Automobile Sales Information Ltd. Co., a supplier, (iv) Tianjin Ning Chuan International Trading Ltd. Co., a supplier,, and (v) Tianjin Ying Zhi Jie International Logistics Ltd. Co., a supplier.

The purpose of these arrangements is to provide additional time for the Company to remit payments while ensuring that suppliers do not bear any credit risk, since the suppliers’ payments are guaranteed by the banks.

(8)       Major Customers and Suppliers

The following table discloses the major customers who individually accounted for over 10% of our total net sales during the three and nine months ended September 30, 2017 and 2016, respectively:

	As a Percentage of Our Total Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tianjin Jing Dian Automobile Sales Information Ltd. Co.	*	16%	10%	26%
Tianjin Binhai International Automall Ltd. Co.	17%	25	17%	13%

* Accounted for less than 10% of our total net sales.

The following table sets out our major suppliers who individually accounted for more than 10% of our total net purchases during the three and nine months ended September 30, 2017 and 2016, respectively:

	As a Percentage of Our Total Net Purchases
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tianjin Ning Chuan International Trading Ltd.	**	12%	**	**
Tianjin Shi Mao International International Trading Ltd. Co.	**	**	**	18%
Tianjin Ying Zhi Jie International Logistics Ltd. Co.	**	15%	**	15%

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2017 and December 31, 2016, the Company’s statutory reserve fund was approximately $1,543,000 and $2,317,000, respectively.

(10)     Related Party Balances and Transactions

Ms. Cheng Weihong (the Senior Vice President and Chairwoman of Shisheng and wife of China Auto’s President and Chief Executive Officer, Mr. Tong Shiping) made several non-interest bearing loans to a wholly owned subsidiary of the Company (HKCo.) to meet working capital needs of the Company. For the nine months ended September 30, 2017 and 2016, the Company made aggregate borrowings from Ms. Cheng Weihong of $2,551,427 and $484,919, respectively, and made repayments of $0 and $0 to Ms. Cheng Weihong. In September of 2017, Ms. Cheng Weihong transferred $3,948,686 of the non-interest bearing loans to Bright Praise Enterprises Limited, a British Virgin Islands corporation (“Bright Praise”). At the time of the transfer Bright Praise was a holder of 40.85% of the outstanding common stock of the Company.

On September 23, 2017, the Company entered into a Debt Exchange Agreement with Bright Praise pursuant to which the Company agreed to issue 806,000 shares of the Company’s common stock in exchange for Bright Praise agreeing to transfer a receivable of $1,700,660 due from HKCo. to the Company creating an intercompany debt between the Company and HKCo. The purchase price for each share of common stock was $2.11 which was the consolidated closing bid price of the Company’s common stock on the NASDAQ Capital Market on September 22, 2017. Upon the completion of this transaction, Bright Praise’s ownership in the Company increased to 50.7%. As of September 30, 2017 and December 31, 2016, the outstanding balances due to Bright Praise were $2,248,026 and $0, respectively. As of September 30, 2017 and December 31, 2016, the outstanding balances due to Ms. Cheng Weihong were $69,950 and $1,550,745, respectively.

The Company’s former shareholder, Sino Peace Limited, paid certain accrued expenses in the previous years on behalf of the Company. The amounts of $2,041,659 and $1,956,625 were outstanding as payable related to prior years’ professional fees on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. In January 2015, December 2016, and February 2017, the Company received notification from an individual who claimed to be the owner of St. George International Limited (“St. George”) and made a claim that the debt owed to Sino Peace by the Company had been transferred to St. George.  However, the Company neither received any evidence to support such assignment nor any notification from the owner of Sino Peace that Sino Peace was transferring its legal right of collecting the receivable from the Company to St. George.   The Company has been unable to locate the owner of Sino Peace to confirm such transfer and therefore considers such claim by St. George legally unbinding at this time.

The balances as discussed above as of September 30, 2017 and December 31, 2016 are interest-free, unsecured and have no fixed term of repayment. During the nine months ended September 30, 2017 and 2016, there was no imputed interest charged in relation to these balances.

Mr. Tong Shiping and Ms. Cheng Weihong personally guarantee borrowings on various lines of credit related to the Company’s financing services and short-term borrowings.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the continuing operations of the Company’s operating segments:

Three Months Ended September 30, 2017

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$124,174,090	$1,059,768	$(1,970)	$-	$125,231,888
Cost of revenue	124,023,651	681,011	-	-	124,704,662

Operating expenses
Selling and marketing	100,909	100,909	10,622	-	212,440
General and administrative	67,792	67,792	5,649	423,698	564,931
Reserve (recovery) on reserve for uncollectible receivable related to financing services	-	519,334	-	-	519,334
Total operating expenses	168,701	688,035	16,271	423,698	1,296,705
Loss from operations	$(18,262)	$(309,278)	$(18,241)	$(423,698)	$(769,479)
Depreciation and Amortization	$8,039	$8,039	$2,414	$4,595	$23,087

Three Months Ended September 30, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$95,261,933	$1,028,259	$3,430	$-	$96,293,622
Cost of revenue	95,132,071	539,650	-	-	95,671,721

Operating expenses
Selling and marketing	76,659	76,658	9,019	18,035	180,371
General and administrative	32,247	32,246	4,607	391,564	460,664
Total operating expenses	108,906	108,904	13,626	409,599	641,035
Income (loss) from operations	$20,956	$379,705	$(10,196)	$(409,599)	$(19,134)
Depreciation and Amortization	$7,804	$7,804	$2,745	$4,458	$22,811

Nine Months Ended September 30, 2017

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$371,861,223	$2,658,873	$4,475	$-	$374,524,571
Cost of revenue	371,298,828	1,713,036	-	-	373,011,864

Operating expenses
Selling and marketing	280,166	280,166	29,491	-	589,823
General and administrative	200,923	200,923	16,743	1,255,766	1,674,355
Reserve (recovery) on reserve for uncollectible receivable related to financing services	-	228,981	-	-	228,981
Total operating expenses	481,089	710,070	46,234	1,255,766	2,493,159
Income (loss) from operations	$81,306	$235,767	$(41,759)	$(1,255,766)	$(980,452)
Depreciation and Amortization	$23,372	$23,372	$7,023	$13,357	$67,124

Nine Months Ended September 30, 2016

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

Net revenue	$323,872,354	$3,276,141	$28,530	$-	$327,177,025
Cost of revenue	323,187,016	1,771,252	-	-	324,958,268

Operating expenses
Selling and marketing	226,390	226,387	26,634	53,265	532,676
General and administrative	162,376	231,186	23,197	1,026,394	1,443,153
Recovery on reserve for uncollectible receivable related to financing services	-	(68,813)	-	-	(68,813)
Total operating expenses	388,766	388,760	49,831	1,079,659	1,907,016
Income (loss) from continuing operations	$296,572	$1,116,129	$(21,301)	$(1,079,659)	$311,741
Depreciation and Amortization	$23,701	$17,154	$7,876	$9,801	$58,532

Following are total assets by segment:

Total Assets

	Sales of	Financing	Other
	Automobiles	Services	Services	Corporate	Total

As of September 30, 2017	$90,922,950	$61,612,643	$15,400	$383,047	$152,934,040
As of December 31, 2016	$107,042,952	$53,135,295	$57,501	$333,191	$160,568,939

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

The Company evaluates the collectability of outstanding receivables at the end of each of the reporting periods and makes estimates for potential credit losses. Prior to 2015, the Company did not experience any losses on its receivable related to financing services. During the years ended December 31, 2016 and 2015, the Company experienced difficulties in collecting the receivable from a financing service customer, but the receivable was secured by certain imported automobiles. The Company took possession of these secured automobiles and sold them during the years ended December 31, 2016 and 2015. The sales proceeds were used to offset the outstanding receivable from this customer. During the nine months ended September 30, 2017 and 2016, the Company had a net reserve of $228,981 and recovered $68,813 from the reserve made in the previous periods. The Company will continue to pursue collecting the remaining receivable balance. As of September 30, 2017 and December 31, 2016, the Company recorded an allowance for uncollectible accounts receivable related to financing services in the amount of $3,383,359 and $3,031,554, respectively.

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

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carryforwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis. As of September 30, 2017 and December 31, 2016, deferred tax liabilities from continuing operations was $0.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries as they are to be reinvested indefinitely. These earnings relate to ongoing operations and are approximately $10.4 million as of September 30, 2017. Because of the availability of US foreign tax credits, it is not practicable to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company has no material uncertain tax positions as of September 30, 2017 or unrecognized tax benefit which would affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2017, there are no interest or penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company expects to adopt this standard using the modified retrospective approach beginning in the first quarter of 2018. The Company has completed the initial assessment of the effect of adoption. Based on this assessment, the Company does not expect any change to the revenue recognition policy. The Company currently does not expect that adopting these standards will have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our assessments.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months Ended, September 30				Change in
	2017		2016		%
Net revenue	$125,231,888	100.00%	$96,293,622	100.00%	30.05%
Cost of revenue	124,704,662	99.58%	95,671,721	99.35%	30.35%
Gross profit	527,226	0.42%	621,901	0.65%	(15.22)%
Operating expenses	1,296,705	1.04%	641,035	0.67%	102.28%
Loss from operations	(769,479)	(0.61)%	(19,134)	(0.02)%	3,921.47%
Other expenses	(170,101)	(0.14)%	(180,901)	(0.19)%	(5.97)%
Loss from continuing operations before income taxes and non controlling interests	(939,580)	(0.75)%	(200,035)	(0.21)%	369.71%
Net loss from continuing operations	(939,580)	(0.75)%	(200,035)	(0.21)%	369.71%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(939,443)	(0.75)%	$(200,000)	(0.21)%	369.72%

Our net revenue from our continuing operations for the three months ended September 30, 2017 increased 30.05% to $125,231,888 from $96,293,622 for the three months ended September 30, 2016 and our cost of revenue for the three months ended September 30, 2017 increased 30.35% to $124,704,662 from $95,671,721 for the three months ended September 30, 2016. Gross profit margin for our continuing operations decreased to 0.42% for the three months ended September 30, 2017 from 0.65% for the three months ended September 30, 2016. As compared to the three months ended September 30, 2016, our gross profit, loss from operations, net loss from continuing operations, and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the three months ended September 30, 2017 decreased 15.22% to $527,226, increased 3,921.47% to $769,479, increased 369.71% to $939,580, and increased 369.72% to $939,443, respectively, primarily due to reduced gross margins in the Sales of Automobiles, decreased fee revenue from Financing Services, and reserve for uncollectible accounts on receivables related to financing services in the three months ended September 30, 2017.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Three Months Ended September 30,				Change in
	2017		2016		%
Net revenue	$125,231,888	100.00%	$96,293,622	100.00%	30.05%
- Sales of Automobiles	124,174,090	99.16%	95,261,933	98.93%	30.35%
- Financing Services	1,059,768	0.85%	1,028,259	1.07%	3.06%
- Other Services	(1,970)	(0.01)%	3,430	0.00%	(157.43)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 30.35% to $124,174,090 for the three months ended September 30, 2017 from $95,261,933 for the same period in 2016. During the three months ended September 30, 2017 and 2016, the Company sold 1,208 automobiles and 902 automobiles, respectively, representing an increase of approximately 34% in volume. The average unit selling price per automobile decreased to $103,000 for the three months ended September 30, 2017 from $106,000 for the same period in 2016. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2016 and 2015, the RMB devaluated 6.7% and 5.5%, respectively, against the U.S. dollar. Some of our customers increased their orders in the second half of 2015 potentially in anticipation of increased prices due to the RMB devaluation; this trend continued until the first quarter of 2016. We witnessed a substantial decline in the second and third quarters of 2016 which may be the result of customers depleting the inventories built up in the second half of 2015 and the first quarter of 2016. We believe sales for the three months ended September 30, 2016 were unusually low due to the depletion of the inventories built up from the previous quarters, which resulted in an increased growth percentage during the three months ended September 30, 2017 compared to the same period of 2016.

Our automobile sales increased in both dollars and in quantities during the three months ended September 30, 2017 while our gross margin dropped to 0.12% during the period compared to 0.14% during the same period in the prior year. In December 2016, the PRC government imposed an additional 10% tax on any automobile sales price above approximately $190,000 (RMB1,300,000). This new tax on so-call “super luxury cars” put an immediate reduction on demands for high-end luxury automobiles. As a result, the average unit selling price per automobile declined to $103,000 during the three months ended September 30, 2017 from $106,000 during the same period in 2016. In general, sales of our high-end luxury automobiles declined after this new tax was imposed on high end luxury automobiles but we sold more high end luxury automobiles during the three months ended September 30, 2017 which resulted in higher average selling price per automobile compared to the three months ended June 30, 2017. We do not expect our gross margin to be significantly higher than the current level based on our outlook for the Sales of Automobiles segment and increased competition that has resulted from more companies in the imported automobile business entering the market.

In August 2014, the China Commerce and Industry Bureau authorized the “Parallel Imported Vehicles” scheme. The “Parallel Imported Vehicles” scheme permits foreign made automobiles to be imported by importers in addition to authorized automobile dealers. This policy officially opened the imported automobile market to importers like us, so that we can now be in direct competition with the authorized dealers. This is an antitrust effort by the Chinese government to address complaints about the authorized automobile dealers overcharging for foreign-made automobiles. These new rules will also officially allow imported automobiles sold by parties other than authorized dealers to be treated the same as those sold through authorized dealers (i.e., with respect to insurance coverage and the registration process). In November 2016, the Ministry of Commerce of PRC added Sichuan (province), Xinjiang (region), Dalian (city), Ningbo (city) to the initial four free trade experiential zone including Shanghai, Tianjin, Fujian, Guangdong to implement “Parallel Imported Vehicles” scheme. Tianjin port continues to process the most imported automobiles under this scheme.

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

During the three months ended September 30, 2017 and 2016, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 76% and 77%, respectively, of our total net automobile sales. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 35% and 47% of the Company’s sales during the three months ended September 30, 2017 and 2016, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

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

Net revenue from Financing Services during the three months ended September 30, 2017 increased 3.06% to $1,059,768 from $1,028,259 for the same period in the prior year. The Company had an aggregate amount of credit lines of approximately $135 million (RMB900 million) as of September 30, 2017. Our Financing Services income and related cost of revenue are affected by the interest rate charged by banks. Our Financing Services revenue consists of two portions: interest income and fee income. The revenue from the fee income portion of our Financing Services decreased during the three months ended September 30, 2017. Excluding revenue from the interest income portion of $681,011 and $539,650 for the three month periods ended September 30, 2017 and 2016, respectively, the revenue from the fee income portion of our Financing Services decreased 22.48% to $378,757 for the three month period ended September 30, 2017 from $488,609 for the three month period ended September 30, 2016. The gross margin for our Financing Services segment decreased to 35.74% for the three month period ended September 30, 2017 from 47.52% for the three month period ended September 30, 2016. The decrease in the gross margin of the Company’s Financing Services offerings, during the three months ended September 30, 2017, was primarily due to the continuing decline in the fee income (which has a higher gross margin than interest income) compared to the same period of 2016.

We provide Financing Services to our customers with our lines of credit with major commercial banks in the PRC, including Agricultural Bank of China, Pudong Development Bank, China Zheshang Bank, Shengjing Bank, and Bank of Heibei. We continue to strengthen our relationship with these banks and aim to negotiate with more banks for higher lines of credit at more favorable terms. Based on the Company’s business relationships with some financial institutions, we are able to obtain financing on an “as-needed” basis and we are in negotiations for a number of new credit lines. As of September 30, 2017, we had approximately $85 million lines of credit available to use in our Financing Services. As of November 9, 2017, the Company had aggregate credit lines of approximately $135 million (RMB900 million). Although all of our lines of credit have maturities of less than one year and may not be renewed on the same terms, if at all, we do not expect that the expiration of our lines of credit with any one of our existing banks will have a material adverse effect on our ability to provide Financing Services. However, if the automobile market in the PRC, and in particular the market for imported automobiles, slows down in the future, our revenue from Financing Services would be materially and adversely affected by a decreased number of transactions.

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

Other Services

Other services include revenue generated from Web-based Advertising. We did not generate any revenue from the Automobile Value Added service during the three month periods ended September 30, 2017 and 2016. We have revised our business plan and moved away from Web-based Advertising Services and automobile value added services to focus on Automobile Sales and Financing Services. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 157.43% to $(1,970) for the three month period ended September 30, 2017 from $3,430 for the same period in the prior year. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Three Months ended September 30,				Change in
	2017		2016		%
Net revenue	$125,231,888	100.00%	$96,293,622	100.00%	30.05%
Cost of revenue	124,704,662	99.58%	95,671,721	99.35%	30.35%
Gross profit	527,226	0.42%	621,901	0.65%	(15.22)%

Our cost of revenue during the three month period ended September 30, 2017 consisted primarily of the cost of automobiles purchased and certain direct labor costs for the Sales of Automobiles and interest expense related to our Financing Services. Our cost of revenue increased 30.35% to $124,704,662 during the three months ended September 30, 2017 from $95,671,721 during the three months ended September 30, 2016. The increase was primarily due to the increase in the sales volume of imported automobiles.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 15.22% to $527,226 during the three months ended September 30, 2017 from $621,901 during the three months ended September 30, 2016, primarily due to a decrease in financing service fee revenue.

Operating Expenses

	Three Months ended September 30,				Change in
	2017		2016		%
Operating expenses
- Selling and marketing	$212,440	16.38%	$180,371	28.14%	17.78%
- General and administrative	564,931	43.57%	460,664	71.86%	22.63%
- Reserve for uncollectible receivable related to financing services	519,334	40.05%	-	-	-
Total	$1,296,705	100.00%	$641,035	100.00%	102.28%

Operating expenses increased 102.28% to $1,296,705 during the three months ended September 30, 2017 from $641,035 during the three months ended September 30, 2016. The increase in operating expenses was primarily the result of more expenses incurred on travel and customer relationships compared to the same period of 2016 as well as a reserve for uncollectible accounts on receivable related to financing service.

Selling and Marketing Expenses

Selling and marketing expenses increased 17.78% in during the three months ended September 30, 2017. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Three Months Ended September 30		Change in
	2017	2016	%
Primary selling and marketing expenses
- Payroll	$45,474	$42,217	7.71%
- Staff related costs	17,473	24,217	(27.85)%
- Advertising and promotion	3,272	3,582	(8.65)%
- Entertainment	28,707	16,831	70.56%
- Rent	8,675	3,599	141.07%

Payroll costs increased 7.71% to $45,474 during the three months ended September 30, 2017 from $42,217 during the same period in the prior year, primarily due to higher compensation to certain senior sales representatives. Staff related costs decreased 27.85% to $17,473 during the three months ended September 30, 2017 from $24,217 during the same period in the prior year. The Company’s staff related costs decreased due to the overall benefit decreases during the period. Advertising and promotion expenses decreased 8.65% during the period as we incurred less advertising costs during the three months ended September 30, 2017 as we conducted less advertising activities. Entertainment expenses increased 70.56% to $28,707 during the three months ended September 30, 2017 from $16,831 during the same period in the prior year as they fluctuate from time to time depending on activities we conduct. Rent expenses increased 141.07% to $8,675 during the three months ended September 30, 2017 compared to $3,599 during the same period of 2016 as we allocated a greater designated section in our leased office space for our sales personnel.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Three Months Ended September 30		Change in
	2017	2016	%
Primary general and administrative expenses
- Payroll	$52,168	$57,780	(9.71)%
- Staff related costs	26,651	24,230	9.99%
- Entertainment	90,719	61,074	48.54%
- Depreciation	23,087	22,811	1.21%
- Rent	50,912	59,970	(15.10)%
- Legal, professional fees and other listing expenses	120,545	138,621	(13.04)%

Payroll expenses decreased 9.71% during the three month period ended September 30, 2017 primarily due to our reductions to the number of administration employees in order to reduce our cost.  Staff-related costs increased 9.99% primarily due to higher employee welfare costs incurred during the three month period ended September 30, 2017. Entertainment expenses increased 48.54% to $90,719 during the three months ended September 30, 2017 from $61,074 during the same period in the prior year as more expenses were incurred by management in connection with fostering customer relationships during the three months ended September 30, 2017. Depreciation expenses increased 1.21% to $23,087 during the three months ended September 30, 2017 from $22,811 during the same period in the prior year primarily due to fluctuations in exchange rates. Rent expenses decreased 15.1% to $50,912 during the three months ended September 30, 2017 compared to $59,970 during the same period of 2016 as more office space was allocated to the sales and marketing function during the three months ended September 30, 2017 compared to the same period of 2016. Legal, professional fees and other listing expenses for the three month period ended September 30, 2017 decreased 13.04% to $120,545 during the three months ended September 30, 2017 from $138,621 during the same period of the prior year as less other listing costs were incurred in the three months ended September 30, 2017 compared to the same period of 2016.

Reserve for Uncollectible Receivable Related to Financing Services

During the three months ended September 30, 2017, the Company made a reserve of $519,334 for uncollectible accounts related to financing services because we believe there is increased uncertainty in collecting from this account due to unsuccessful collection on past due receivable balance. We did not have any reserve for uncollectible accounts related to financing services during the same period of 2016.

Loss from Operations

Loss from operations increased 3,921.47% to a loss of $769,479 in the three month period ended September 30, 2017 from $19,134 in the same period of 2016. The increase in operating loss was primarily due to a decrease in financing service fee revenue, higher operating expenses, and a reserve for uncollectible accounts on receivables related to financing service during the three months ended September 30, 2017 compared to the same period of 2016.

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings, foreign exchange gain (loss), and gain on disposal of property.

We recorded net other expenses of $170,101 for the three months ended September 30, 2017 and $180,901 for the same period of 2016. The decrease in other expenses was primarily due to higher interest income recognized compared to the same period of 2016.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months Ended, September 30				Change in
	2017		2016		%
Net revenue	$374,524,571	100.00%	$327,177,025	100.00%	14.47%
Cost of revenue	373,011,864	99.60%	324,958,268	99.32%	14.79%
Gross profit	1,512,707	0.40%	2,218,757	0.68%	(31.82)%
Operating expenses	2,493,159	0.67%	1,907,016	0.58%	30.74%
(Loss) income from operations	(980,452)	(0.26)%	311,741	0.10%	(414.51)%
Other expenses	(566,742)	(0.15)%	(1,089,308)	(0.33)%	(47.97)%
Loss from continuing operations before income taxes and non controlling interests	(1,547,194)	(0.41)%	(777,567)	(0.24)%	98.98%
Net loss from continuing operations	(1,417,076)	(0.38)%	(865,304)	(0.26)%	63.77%
Net loss from continuing operations attributable to shareholders of China Auto Logistics Inc.	$(1,416,798)	(0.38)%	$(865,397)	(0.26)%	63.72%

Our net revenue from our continuing operations for the nine months ended September 30, 2017 increased 14.47% to $374,524,571 from $327,177,025 for the nine months ended September 30, 2016 and our cost of revenue for the nine months ended September 30, 2017 increased 14.79% to $373,011,864 from $324,958,268 for the nine months ended September 30, 2016. Gross profit margin for our continuing operations decreased to 0.40% for the nine months ended September 30, 2017 from 0.68% for the nine months ended September 30, 2016. As compared to the nine months ended September 30, 2016, our gross profit, income (loss) from operations, net loss from continuing operations, and net loss from continuing operations attributable to shareholders of China Auto Logistics Inc. for the nine months ended September 30, 2017 decreased 31.82% to $1,512,707, decreased 414.51% to a loss of $980,452, increased 63.77% to $1,417,076, and increased 63.72% to $1,416,798, respectively, primarily due to reduced gross margins in the Sales of Automobiles, decreased fee revenue from Financing Services and a reserve, net of recovery, for uncollectible accounts on receivables related to financing service which was partially offset by the reduction in interest expense in the nine months ended September 30, 2017.

Net Revenue

The following table sets forth a summary of our net revenue by category for the periods indicated, in dollars and as a percentage of total net revenue:

	Nine Months Ended September 30,				Change in
	2017		2016		%
Net revenue	$374,524,571	100.00%	$327,177,025	100.00%	14.47%
- Sales of Automobiles	371,861,223	99.29%	323,872,354	98.99%	14.82%
- Financing Services	2,658,873	0.71%	3,276,141	1.00%	(18.84)%
- Other Services	4,475	0.00%	28,530	0.01%	(84.31)%

Sales of Automobiles

Net revenue from Sales of Automobiles increased 14.82% to $371,861,223 for the nine months ended September 30, 2017 from $323,872,354 for the same period in 2016. During the nine months ended September 30, 2017 and 2016, the Company sold 3,710 automobiles and 3,111 automobiles, respectively, representing an increase of approximately 19% in volume. The average unit selling price per automobile decreased to $100,000 for the nine months ended September 30, 2017 from $104,000 for the same period in 2016. In early August 2015, China’s official currency “Renmenbi” (“RMB”) devalued by over 3% against the U.S. dollar over a 5-day period. During the year ended December 31, 2016 and 2015, the RMB devaluated 6.7% and 5.5%, respectively, against the U.S. dollar. Some of our customers increased their orders in the second half of 2015 potentially in anticipation of increased prices due to the RMB devaluation; this trend continued until the first quarter of 2016. We witnessed a substantial decline in the second and third quarters of 2016 which may be the result of customers depleting the inventories built up in the second half of 2015 and the first quarter of 2016. We believe sales for the second and third quarters of 2016 were unusually low due to the depletion of the inventories built up from the previous quarters, which resulted in an increased growth percentage during the nine months ended September 30, 2017 compared to the same period of 2016.

Our automobile sales increased in both dollars and in quantities during the nine months ended September 30, 2017 while our gross margin dropped to 0.15% during the period compared to 0.21% during the same period in the prior year. In December 2016, the PRC government imposed an additional 10% tax on any automobile sales price above approximately $190,000 (RMB1,300,000). This new tax on so-call “super luxury cars” immediately reduced demands for high-end luxury automobiles. As a result, the average unit selling price per automobile declined to $100,000 during the nine months ended September 30, 2017 from $104,000 during the same period in 2016. Sales for our high-end luxury automobiles declined, a segment that generally has higher profit margins, which contributed to a further decline to our gross margin for the nine months ended September 30, 2017 compared to the same period in 2016. We do not expect our gross margin to be significantly higher than the current level based on our outlook for the Sales of Automobiles segment and increased competition that has resulted from more companies in the imported automobile business entering the market.

During the nine months ended September 30, 2017 and 2016, sales of our top three selling brands, Land Rover, Mercedes Benz, and Toyota accounted for 75% and 76%, respectively, of our total net automobile sales. Sales to the Company’s top five customers, each of which is a car dealer, accounted for 37% and 41% of the Company’s sales during the nine months ended September 30, 2017 and 2016, respectively. The Company will continue to maintain close working relationships with its top customers while attempting to reduce the concentration of revenues among these top customers actively looking for new customers to enlarge its customer base.

Financing Services

Net revenue from Financing Services during the nine months ended September 30, 2017 decreased 18.84% to $2,658,873 from $3,276,141 for the same period in the prior year. Excluding revenue from the interest income portion of $1,713,036 and $1,771,252 for the nine month periods ended September 30, 2017 and 2016, respectively, the revenue from the fee income portion of our Financing Services decreased 37.15% to $945,837 for the nine month period ended September 30, 2017 from $1,504,889 for the nine month period ended September 30, 2016. The gross margin for our Financing Services segment decreased to 35.57% for the nine month period ended September 30, 2017 from 45.93% for the nine month period ended September 30, 2016. The decrease in the gross margin of the Company’s Financing Services offerings, during the nine months ended September 30, 2017, was primarily due to the continuing decline in the fee income (which has a higher gross margin than interest income) compared to the same period of 2016.

Other Services

Other services include revenue generated from Web-based Advertising. We did not generate any revenue from the Automobile Value Added service during the nine month periods ended September 30, 2017 and 2016. We have revised our business plan and moved away from Web-based Advertising Services and automobile value added services to focus on Automobile Sales and Financing Services. We expect that the revenue generated from this segment will continue to be low compared to other segments.

Our Web-based Advertising Services revenue decreased 84.31% to $4,475 for the nine month period ended September 30, 2017 from $28,530 for the same period in the prior year. Revenue from Web-based Advertising Services was generated by subscription fees and advertisements.

Cost of Revenue

	Nine Months ended September 30,				Change in
	2017		2016		%
Net revenue	$374,524,571	100.00%	$327,177,025	100.00%	14.47%
Cost of revenue	373,011,864	99.60%	324,958,268	99.32%	14.79%
Gross profit	1,512,707	0.40%	2,218,757	0.68%	(31.82)%

Our cost of revenue during the nine month period ended September 30, 2017 consisted primarily of the cost of automobiles purchased and certain direct labor costs for the Sales of Automobiles and interest expense related to our Financing Services. Our cost of revenue increased 14.79% to $373,011,864 during the nine months ended September 30, 2017 from $324,958,268 during the nine months ended September 30, 2016. The increase was primarily due to the increase in the sales volume of imported automobiles.

As our cost of revenue consists primarily of the purchase price of imported automobiles, we have limited influence on such costs. The prices of imported automobiles are determined solely by suppliers and are dependent upon market conditions. We will continue to work on obtaining more favorable terms and discounts by strengthening our relationship with suppliers and placing more batch orders.

Gross profit decreased 31.82% to $1,512,707 during the nine months ended September 30, 2017 from $2,218,757 during the nine months ended September 30, 2016, primarily due to lower gross margins in the sales of automobiles and a decrease in financing service fee revenue.

Operating Expenses

	Nine Months ended September 30,				Change in
	2017		2016		%
Operating expenses
- Selling and marketing	$589,823	23.65%	$532,676	27.93%	10.73%
- General and administrative	1,674,355	67.17%	1,443,153	75.68%	16.02%
- Reserve (recovery) for uncollectible receivable related to financing services	228,981	9.18%	(68,813)	(3.61)%	(432.76)%
Total	$2,493,159	100.00%	$1,907,016	100.00%	30.74%

Operating expenses increased 30.74% to $2,493,159 during the nine months ended September 30, 2017 from $1,907,016 during the nine months ended September 30, 2016. The increase in operating expenses was primarily the result of higher travel and customer relation costs, an increase in rent expense for additional office space acquired in April 2016, and reserve established, net of recovery, for uncollectible accounts on receivable related to financing service during the nine months ended September 30, 2017 compared to the same period of 2016.

Selling and Marketing Expenses

Selling and marketing expenses increased 10.73% in during the nine months ended September 30, 2017. The following table sets forth a breakdown of the primary selling and marketing expenses of the Company:

	Nine Months Ended September 30		Change in
	2017	2016	%
Primary selling and marketing expenses
- Payroll	$126,490	$135,394	(6.58)%
- Staff related costs	69,934	80,707	(13.35)%
- Advertising and promotion	31,424	10,590	196.73%
- Entertainment	43,862	76,743	(42.85)%
- Rent	27,154	12,780	112.46%

Payroll costs decreased 6.58% to $126,490 during the nine months ended September 30, 2017 from $135,394 during the same period in the prior year. Staff related costs decreased 13.35% to $69,934 during the nine months ended September 30, 2017 from $80,707 during the same period in the prior year. The Company’s staff related costs decreased due to the overall pay and benefit decreases during the period. Advertising and promotion expenses increased 196.73% during the period as we incurred more advertising costs during the nine months ended September 30, 2017 on promotion materials and we had a low budget and spend on advertising during 2016. Entertainment expenses decreased 42.85% to $43,862 during the nine months ended September 30, 2017 from $76,743 during the same period in the prior year as they fluctuate from time to time depending on activities we conduct. Rent expenses increased 112.46% to $27,154 during the nine months ended September 30, 2017 compared to $12,780 during the same period of 2016 as we allocated a designated section in our leased office space for our sales personnel.

General and Administrative Expenses

The following table sets forth a breakdown of the primary general and administrative expenses of the Company:

	Nine Months Ended September 30		Change in
	2017	2016	%
Primary general and administrative expenses
- Payroll	$155,173	$171,725	(9.64)%
- Staff related costs	100,437	60,823	65.13%
- Entertainment	222,320	142,499	56.02%
- Depreciation	67,124	45,302	48.17%
- Rent	149,720	121,751	22.97%
- Legal, professional fees and other listing expenses	464,185	525,487	(11.67)%

Payroll expenses decreased 9.64% during the nine month period ended September 30, 2017 primarily due to our reductions to the number of administration employees in order to reduce our cost.  Staff-related costs increased 65.13% primarily due to higher employee welfare costs incurred during the nine month period ended September 30, 2017. Entertainment expenses increased 56.02% to $222,320 during the nine months ended September 30, 2017 from $142,499 during the same period in the prior year as our executive management team allocated more resources on customer relationships and new customer developments. Depreciation expenses increased 48.17% to $67,124 during the nine months ended September 30, 2017 from $45,302 during the same period in the prior year primarily due to the depreciation on the leasehold improvements incurred on the additional leased office during 2016. Rent expenses increased 22.97% to $149,720 during the nine months ended September 30, 2017 compared to $121,751 during the same period of 2016 as we leased additional office space under the new lease entered in April 2016. Legal, professional fees and other listing expenses for the nine month period ended September 30, 2017 decreased 11.67% to $464,185 during the nine months ended September 30, 2017 from $525,487 during the same period of the prior year due to less professional fees incurred after the sale of Zhonghe.

Reserve (recovery) for Uncollectible Receivable Related to Financing Services

During the nine months ended September 30, 2017, the Company had a reserve, net of recovery, of $228,981 compared to a recovery of $68,813 from uncollectible receivables related to financing services during the same period of 2016.

Income (Loss) from Operations

Income from operations decreased 414.51% to a loss of $980,452 in the nine month period ended September 30, 2017 from an income from operations of $311,741 in the same period of the prior year. The switch to an operating loss from an operating income was primarily due to lower gross margins in the sales of automobiles and a decrease in financing service fee revenue, and reserve, net of recovery, for uncollectible accounts receivable related to financing service during the nine months ended September 30, 2017 compared to the same period of 2016

Other Income (Expenses), Net

Other income (expenses) primarily consist of interest income related to bank deposits, interest expense related to bank borrowings, foreign exchange gain (loss), and gain on disposal of property.

We recorded net other expenses of $566,742 for the nine months ended September 30, 2017 and $1,089,308 for the same period of the prior year. The decrease in other expenses was primarily due to a decrease in interest expense as a result of lower balances of short-term borrowings after the disposal of Zhonghe in June 2016.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(1,906,171)	$(52,694,784)
Net cash (used in) provided by investing activities	(8,034)	21,416,930
Net cash provided by financing activities	4,562,407	25,675,132
Effect on exchange rate change on cash	89,854	(126,192)
Cash and cash equivalents at beginning of the period	3,004,932	7,119,686
Cash and cash equivalents at end of the period	5,742,988	1,390,772

Going Concern

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as we implement our business plan for 2017. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. Our net loss from continuing operations attributable to shareholders for the three months ended September 30, 2017 was $939,443 as compared to $200,000 for the three months ended September 30, 2016 and $1,416,798 and $865,397 for the nine months ended September 30, 2017 and 2016, respectively.

Net cash used in operations from continuing operations during the nine months ended September 30, 2017 was $1,906,171 and net cash used in operations from continuing operations during the nine months ended September 30, 2016 was $51,395,675.

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

Operating Activities

During the nine months ended September 30, 2017, we had net cash used in operating activities of $1,906,171 (including net cash used in operating activities of $0 from discontinued operations) as compared to net cash used in operating activities of $52,694,784 (including net cash used in operating activities of $1,299,109 from discontinued operations) during the same period of the prior year.

Net cash used in operating activities of $1,906,169 during the nine months ended September 30, 2017 was primarily attributable to a net loss of $1,417,076, a decrease in notes payable to suppliers of $14,704,314 as prior outstanding notes became due during the current period, and a decrease in customer deposits of $5,263,243 due to fewer customers orders for future delivery, which was partially offset by a decrease in restricted cash of $14,010,712 due to a lower balance of notes payable to suppliers, and a decrease in advances to suppliers of $5,065,968 primarily due to lower customer orders outstanding at September 30, 2017.

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

Investing Activities

During the nine months ended September 30, 2017 and 2016, net cash used in investing activities was $8,034 (including net cash used in investing activities of $0 from discontinued operations) and net cash provided by investing activities was $21,416,930 (including net cash used in investing activities of $0 from discontinued operations), respectively. We received cash proceeds of $5,247 and $8,563 related to the disposal of an automobile used by the Company during the nine months ended September 30, 2017 and 2016, respectively. We paid $13,281 and $342,435 to purchases property and equipment during the nine months ended September 30, 2017 and 2016, respectively. We received net proceeds of $21,750,802 from the sale of Zhonghe during the nine months ended September 30, 2016.

Financing Activities

During the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $4,562,407 (including net cash provided by financing activities of $0 from discontinued operations) and net cash provided by financing activities of $25,675,132 (including net cash provided by financing activities of $0 from discontinued operations), respectively. The net cash provided by financing activities during the nine months ended September 30, 2017 and 2016 included mainly net proceeds of $2,186,386 and $27,308,187, respectively, on short-term loans from banks. Repayments on bank overdrafts were $0 and $2,117,974 during the nine months ended September 30, 2017 and 2016, respectively. In addition, during the nine months ended September 30, 2017 and 2016, we received non-interest bearing short-term advances from our Director and Senior Vice President, Ms. Cheng Weihong, in the amount of $2,551,427 and $484,919, respectively. Furthermore, the Company made payments of $175,406 to noncontrolling shareholders representing these shareholders’ share of Ganghui’s book value on the date of the de-registration of Ganghui. In September of 2017, Ms. Cheng Weihong transferred $3,948,686 of the non-interest bearing loans to Bright Praise Enterprises Limited, a British Virgin Islands corporation (“Bright Praise”). At the time of the transfer Bright Praise was a holder of 40.85% of the outstanding common stock of the Company. On September 23, 2017, the Company entered into a Debt Exchange Agreement with Bright Praise pursuant to which the Company agreed to issue 806,000 shares of the Company’s common stock to settle the payable $1,700,660 due to Bright Praise. Upon the completion of this transaction, Bright Praise’s ownership in the Company increased to 50.7%.

Our total cash and cash equivalents increased to $5,742,988 as of September 30, 2017 from $3,004,932 as of December 31, 2016.

Working Capital

As of September 30, 2017, the Company had working capital of $24,913,664 compared to working capital of $23,576,035 as of December 31, 2016.

The Company’s cash is used to finance the purchases of inventory, payments for advances from suppliers, and restricted cash as requirements for our financing service operations, lines of credit related to financing services and short-term borrowings. The working capital balance as of September 30, 2017 was not significantly different from that as of December 31, 2016.

The Company has aggregate outstanding balance of lines of credit related to financing services of $49,671,882 and $47,081,763 as of September 30, 2017 and December 31, 2016, respectively, and outstanding balances of short-term borrowings of $15,778,796 and $12,961,389 as of September 30, 2017 and December 31, 2016, respectively.

We aim to continue to improve the level of our working capital through increased net profits and cash flow and efficiently controlling costs. The Company previously adopted measures to lower holding costs of inventories and continues to develop and maintain good relationships with banks for favorable financing terms.

Capital Expenditures

We had property and equipment from continuing operations of $272,681 and $317,282 as of September 30, 2017 and December 31, 2016, respectively. We did not have any significant purchases of property and equipment during the nine months ended September 30, 2017. The decrease in in the property and equipment balance was primarily a result of depreciation incurred during the nine month-period ended September 30, 2017.

The following table sets forth a summary of our property and equipment as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016%
Computers	$69,477	$72,134	(3.68)%
Office equipment, furniture and fixtures	28,599	44,766	(36.11)%
Leasehold improvements	155,828	149,338	4.35%
Automobiles	1,061,466	1,038,686	2.19%
Total	1,315,370	1,304,924	0.80%
Accumulated depreciation and amortization	(1,042,689)	(987,642)	5.57%
Property and equipment, net	$272,681	$317,282	(14.06)%

Foreign Cash

The Company’s deposits in banks located in the PRC and Hong Kong which are not fully protected by insurance. Such uninsured amounts totaled $5,615,675 and $2,853,274 as of September 30, 2017 and December 31, 2016, respectively. If the foreign cash and cash equivalents are expatriated to finance any needs of our operations in the U.S., we may need to accrue and pay U.S. taxes. Currently, we have not provided for U.S. income and foreign withholding taxes on undistributed earnings of our PRC subsidiaries since we intend to reinvest our earnings to further expand our businesses in mainland China and do not intend to declare dividends to our U.S. holding company in the foreseeable future.

Indebtedness

We entered into several banking facilities with Agricultural Bank of China, PuDong Development Bank, Industrial and Commercial Bank of China, China ZheShang Bank, Shengjing Bank and Bank of Heibei. As of September 30, 2017 and December 31, 2016, the Company had aggregate credit lines of $135 million (RMB900 million) and $125 million (RMB870 million), respectively, and had outstanding balances under these credit lines amounted to $50 million and $47 million, respectively. As of November 9, 2017, the Company had aggregate credit lines of $135 million (RMB900 million) with its banks.

As of September 30, 2017 and December 31, 2016, we had an aggregate outstanding loan balance of $15,778,796 and $12,961,389, respectively, related to certain short-term loan agreements with Agricultural Bank of China and China Zheshang Bank. These loans carried interest at rates ranging from 5.0% to 5.81% per annum and maturity dates between six months to one year from the original loan agreement dates. These loans were used for our working capital. We continue to take advantage of the low interest rate environment and our excellent relationships with the major banks to secure loans at attractive terms. In order to expand our revenues on Sales of Automobiles, we are required to have a significant amount of working capital since our suppliers require deposits for orders. As we continue to see growth in our automobile sales business, we expect to continue to use short term loans to finance our business expansion.

We had an overdraft agreement with PuDong Development Bank which allows us to draw on our bank account an amount up to $2,254,114 (RMB15,000,000). We had no outstanding overdraft balance as of September 30, 2017 and December 31, 2016, respectively.

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

(b) There were no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors during the quarter ended September 30, 2017.

Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Debt Exchange Agreement, dated September 23, 2017, between China Auto Logistics Inc. and Bright Praise Enterprises Limited
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016

(2)	Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 26, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTO LOGISTICS INC.

By:	/s/ Tong Shiping
Tong Shiping
Chief Executive Officer

By:	/s/ Wang Xinwei
Wang Xinwei
Chief Financial Officer

Date: November 14, 2017

Index to Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Articles of Incorporation of the Company, as amended
3.2 (2)	Amended and Restated Bylaws of the Company
10.1(3)	Debt Exchange Agreement, dated September 23, 2017, between China Auto Logistics Inc. and Bright Praise Enterprises Limited
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 7, 2016

(2)	Incorporated by reference to the Company’s Definitive Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 5, 2008

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 26, 2017